Form 10-Q
period 1995-09-30
AMFAC JMB HAWAII INC
filed 1996-02-09
CIK 839437

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:  AMFAC/JMB HAWAII, INC.
     Commission File No. 33-24180
     Form 10-Q

Gentlemen:

Enclosed, for the above-mentioned registrant, are eight copies one of which is manually executed of registrant's current report on Form 10-Q for the quarter ended September 30, 1995.

Please acknowledge receipt of the Form 10-Q filing, by signing and returning the self-addressed stamped postcard.

Thank You.

Very truly yours,

AMFAC/JMB HAWAII, INC.

By:  Northbrook Corporation
     Parent Company

     By:  _____________________
          Gary Smith
          Vice President
          and Principal Accounting Officer

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q


        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934


For  the  quarter  ended September 30,  1995  Commission  File
Number 33-24180



                     AMFAC/JMB HAWAII, INC.
     (Exact name of registrant as specified in its charter)


                Hawaii                   99-0217738
    (State    of    organization)     (I.R.S.  Employer Identification No.)




                    AMFAC/JMB FINANCE, INC.
     (Exact name of registrant as specified in its charter)


                Illinois                 36-3611183
    (State    of   organization)     (I.R.S.  Employer Identification No.)


  900 N. Michigan Ave., Chicago, Illinois  60611
(Address of principal executive office)   (Zip Code)


Registrant's  telephone number, including area code   312-440-4800


See Table of Additional Registrants Below.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No

As  of  November 10, 1995, each of Amfac/JMB Hawaii, Inc.  and
Amfac/JMB Finance, Inc. had 1,000 shares of Common Stock outstanding. All such Common Stock is owned by its respective parent and not traded on a public market.
                   ADDITIONAL REGISTRANTS (1)

                                                  Address, including,zip code,
Exact  name of    State or other    IRS           and telephone number,
registrant as     jurisdiction of   Employer      including area code of
specified in its  incorporation or  Identification registrant's principal
Charter           organization      Number         executive offices

Amfac  Property      Hawaii         99-0150751    900 North Michigan Avenue
 Development Corp.                                Chicago, Illinois 60611
                                                  312/440-4800

Amfac  Property      Hawaii         99-0202331    900 North Michigan Avenue
 Investment                                       Chicago, Illinois 60611
 Corp.                                            312/440-4800

Amfac  Sugar and     Hawaii         99-0185633    900 North Michigan Avenue
  Agribusiness,                                   Chicago, Illinois 60611
 Inc.                                             312/440-4800

Kaanapali Water      Hawaii         99-0185634    900 North Michigan Avenue
 Corporation                                      Chicago, Illinois 60611
                                                  312/440-4800

Amfac Agri-          Hawaii         99-0176334    900 North Michigan Avenue
  business,  Inc.                                 Chicago, Illinois 60611
                                                  312/440-4800

Kekaha Sugar         Hawaii         99-0044650    900 North Michigan Avenue
 Company,                                         Chicago, Illinois 60611
 Limited                                          312/440-4800

The Lihue            Hawaii         99-0046535    900 North Michigan Avenue
 Plantation                                       Chicago, Illinois 60611
 Company,                                         312/440-4800
 Limited

Oahu Sugar           Hawaii         99-0105277    900 North Michigan Avenue
 Company,                                         Chicago, Illinois 60611
 Limited                                          312/440-4800

Pioneer Mill         Hawaii         99-0105278    900 North Michigan Avenue
 Company,                                         Chicago, Illinois 60611
 Limited                                          312/440-4800

Puna Sugar           Hawaii         99-0051215    900 North Michigan Avenue
 Company,                                         Chicago, Illinois 60611
 Limited                                          312/440-4800

H. Hackfeld         Hawaii          99-0037425    900 North Michigan Avenue
 & Co., Ltd.                                      Chicago, Illinois 60611
                                                  312/440-4800

Waiahole            Hawaii          99-0144307    900 North Michigan Avenue
 Irrigation                                       Chicago, Illinois 60611
 Company,                                         312/440-4800
 Limited

Waikele Golf        Hawaii          99-0304744   900 North Michigan Avenue
 Club, Inc.                                      Chicago, Illinois 60611
                                                 312/440-4800

1)  The    Additional   Registrants   listed   are   wholly-owned
    subsidiaries of the registrant and are guarantors of the registrant's Certificate of Land Appreciation Notes due
    2008.
                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements                                 6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                 22




PART II  OTHER INFORMATION


Item 1.  Legal Proceedings                                  33

Item 6.  Exhibits and Reports on Form 8-K                   33


PART I.  FINANCIAL INFORMATION
     ITEM 1.  Financial Statements
                         AMFAC/JMB HAWAII, INC.

                       Consolidated Balance Sheets

               September 30, 1995 and December 31, 1994
                         (Dollars in Thousands)
                              (Unaudited)

                              A S S E T S

                                            September 30,   December 31,
                                               1995                1994
                                         --------------     -------------
Current assets:
Cash and cash equivalents                        $5,995          31,702
    Short-term investments                          150          31,998
 Receivables-net                                 10,567          14,943
 Inventories                                     52,269          52,765
 Prepaid expenses                                 4,796           4,379
                                                --------       --------
     Total current assets                        73,777         135,787
                                                --------       --------
Investments                                      45,225          45,046
                                                --------       --------

Property, plant and equipment:
equipment
 Land and land improvements                     340,739        346,169
 Machinery and equipment                         56,028         58,339
 Construction in progress                         1,837          1,060
                                               --------       --------
                                                398,604        405,568
 Less accumulated dep.
 and amortization                                26,076         24,221
                                               --------       --------
                                                372,528        381,347
                                               --------       --------
 Deferred expenses                               14,540         25,826
 Other assets                                    28,619         26,541
                                               --------        --------
                                             $  534,689        614,547
                                             ==========       ==========
L I A B I L I T I E S
Current liabilities:
 Current portion of
 long-term debt                             $    67,730         1,428
 Accounts payable                                 9,672         9,882
 Accrued expenses                                 9,168        15,372
 Current portion of
 deferred inc. taxes                             11,504         4,205
 Other amounts due
 affiliates                                      20,498         1,005
                                            -----------    -----------         -----------

                              AMFAC/JMB HAWAII, INC.

                    Consolidated Balance Sheets - Continued

                    September 30, 1995 and December 31, 1995
                             (Dollars in Thousands)
                                  (Unaudited)


Total current liabilities                      118,572        31,892
                                              --------        --------
Amounts due to affiliates                       75,911        15,097

Acc.postretirement benefit
obligation                                      68,104        67,378
Long-term debt                                  27,644        95,556

Other long-term liabilities                     40,625        45,077
Deferred income taxes                           97,071        98,817
Certificate of Land
Appreciation Notes                             220,696       384,737
                                              --------       --------
Commitments and contingencies
(notes 2, 3, 4, 6, 7, 8 and 9)
Total liabilities                             648,623        738,554
                                              --------      --------

S T O C K H O L D E R S'  E Q U I T Y  (D E F I C I T )

Common stock, no par value
Authorized, issued and
outstanding 1,000 shares                            1              1
Additional paid-in capital                     12,055         14,384
Retained earnings (deficit)                  (125,990)      (138,392)
                                             ---------      ---------

Total stockholders' equity
(deficit)                                    (113,934)      (124,007)
                                             ---------      ---------
                                           $  534,689        614,547
                                           ============    ===========

   The accompanying notes are an integral part of the consolidated financial statements.



                      AMFAC/JMB HAWAII, INC.

             Consolidated Statements of Operations

    Three and Nine Months Ended September 30, 1995 and 1994

                     (Dollars in Thousands)

(Unaudited)
                               Three  Months Ended         Nine Months Ended
                                  September 30               September 30
                              --------------------       --------------------
                                 1995     1994            1995        1994
Revenue:
    Agriculture                11,255      27,103        30,981    54,277
    Property                    7,572       5,508        37,029    58,046
                               -------     -------      -------    -------
                               18,827      32,611        68,010   112,323
                              -------     -------       -------   -------
Cost of sales:
    Agriculture                17,418      30,285        37,817    53,051
    Property                    3,771       2,851        20,536    36,454
                              -------      -------       -------  -------
                               21,189      33,136        58,353    89,505

Selling, general
and administrative              2,226       3,558         9,410    10,724
Depreciation and
amortization                    1,676       1,547         4,996     4,629
                              -------     -------       -------   -------
Total  costs and expenses      25,091      38,241        72,759   104,858

Operating income(loss)         (6,264)     (5,630)       (4,749)    7,465
                              -------     -------       -------    -------
Non-operating income
(expenses):
 Amortization of
    financing  costs             (316)      (468)        (1,271)  (1,426)
  Interest  expense            (6,813)    (6,110)       (18,384) (18,607)
 Interest income                   32        440          1,315    1,087
                              -------     -------       -------   -------
                               (7,097)    (6,138)       (18,340) (18,946)
                              -------     -------       -------  -------
 Loss before taxes            (13,361)   (11,768)      (23,089)  (11,481)
                              --------   -------       -------   -------
  Income  tax  benefit         (2,673)    (4,571)       (6,289)   (4,193)
                              -------    -------       -------   -------
 Loss before
   extraordinary  item         (10,688)   (7,197)      (16,800)   (7,288)






                     AMFAC/JMB HAWAII, INC.

       Consolidated Statements of Operations - Continued

    Three and Nine Months Ended September 30, 1995 and 1994

                     (Dollars in Thousands)



Extraordinary gain from
extinguishment of debt
(less applicable income
of   $18,670)                      --        --            29,202    --
Net     income    (loss)       $(10,688)  (7,197)          12,402  (7,288)
                              =======    ======           =======  ========

   The accompanying notes are an integral part of the consolidated financial statements.


                     AMFAC/JMB HAWAII, INC.

             Consolidated Statements of Cash Flows

         Nine Months Ended September 30, 1995 and 1994

                     (Dollars in Thousands)
                          (Unaudited)

                                                   1995            1994
                                                 --------        --------
Cash flows from operating activities:
 Net income (loss)                               $12,402         (7,288)
 Items not requiring (providing) cash:
   Depreciation and amortization                   4,996          4,629
   Amortization of deferred expenses               1,271          1,426
   Equity in earnings of investments                  11             48
   Income tax expense (benefit)                   12,381         (4,193)
   Extraordinary gain from
   extinguishment of debt                        (47,872)            --
Changes in:
   Receivables - net                               4,376         (2,471)
   Inventories                                     5,942         34,798
   Prepaid expenses                                 (417)            51
   Accounts payable                                 (210)        (7,055)
   Accrued expenses                               (6,204)        (6,908)
   Other amounts due affiliates                   10,336            532
   Other long-term liabilities                       (94)        (2,337)
                                                  --------       --------
   Net cash (used in) provided by
   operating activities                           (3,082)        11,232
                                                  --------       --------
Cash flows from investing activities:
 Property additions                               (3,983)        (5,393)
 Property disposals and retirements
 - net                                             2,665              --
 Investments in joint ventures
 and partnerships                                   (190)          (147)
 Short-term investments                           31,848        (23,939)
 Other assets                                     (2,078)        (1,709)
 Other long-term liabilities                      (3,937)         1,168
                                                  --------       --------
 Net cash provided by (used in)
 investing activities                             24,325        (30,020)
                                                  --------       --------


                    AMFAC/JMB HAWAII, INC.

          Consolidated Statement of Cash Flows - Continued

          Nine Month Ended September 30, 1995 and 1994
                    (Dollars in Thousands)
                         (Unaudited)

Cash flows from financing activities:
 Deferred expenses                                    --           (311)
 Other costs related to extinguishment
 of debt                                            (704)           --
 Net repayments under bank
 line-of-credit agreements                            --         (8,000)
Net repayments of long-term debt                   (1,610)       (1,166)
Payment to redeem and purchase Certificate of Land
Appreciation Notes (COLAS)                       (105,450)           --
 Amounts due to affiliates                         60,814            --
                                                ---------        --------
  Net  cash used in financing activities          (46,950)       (9,477)
                                                ---------        --------
 Net decrease in cash and cash
 equivalents                                     (25,707)       (28,265)
 Cash and cash equivalents,
 beginning of year                                31,702         51,880
                                                ---------        --------
 Cash and cash equivalents,
 end of period                                   $ 5,995         23,615
                                                =========       ========
Supplemental disclosure of cash flow
information:
 Cash paid for interest
 (net of amounts capitalized)                    $21,266         22,544
                                                 =========      ========
 Schedule of non-cash investing and
 financing activities:
 Transfer of property actively held
 for sale to real estate inventories
 and accrued costs relating to real
 estate sales                                    $ 5,446          5,280
                                                 =========      ========


                    AMFAC/JMB HAWAII, INC.

          Consolidated Statement of Cash Flows - Continued

          Nine Month Ended September 30, 1995 and 1994
                    (Dollars in Thousands)
                         (Unaudited)

Disposition of debt:
 Gain on extinguishment of debt                  $47,872            --
 Face value of debt extinguished                (164,041)           --
 Other costs related to debt
 extinguishment                                      704            --
 Write-off of deferred COLA costs                 10,015            --
                                                  ---------      --------
 Cash paid to redeem and purchase COLAS        $(105,450)           --
                                                 =========       ========

Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.





                      AMFAC/JMB HAWAII, INC.

           Notes to Consolidated Financial Statements

                  September 30, 1995 and 1994

                        (Dollars in Thousands)

Readers of this quarterly report should refer to the Company's audited financial statements for the fiscal year ended December 31, 1994, which are included in the Company's 1994 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  BASIS OF ACCOUNTING

      On November 17, 1988, the stockholders of Amfac, Inc. ("Amfac") agreed to the merger ("Merger") of Amfac with an affiliate of JMB Realty Corporation ("JMB"). The Merger was consummated on November 18, 1988 and, in connection therewith, an affiliate of JMB owned approximately 95.17% of the common stock of Amfac and an affiliate of Merrill Lynch, Pierce, Fenner & Smith, Incorporated owned approximately 4.83%. Amfac/JMB Hawaii (the "Company") was a wholly-owned subsidiary of Amfac. On May 1, 1995, as part of an internal reorganization, Amfac was merged into its ultimate parent corporation, Northbrook Corporation ("Northbrook"). The Company is now a wholly-owned, direct subsidiary of Northbrook.

      The Company has two primary business segments. The agriculture segment ("Agriculture") is responsible for the Company's activities related to the cultivation and processing of sugar cane and other agricultural products. The real estate segment ("Property") is responsible for land development activities related to the Company's owned land in the State of Hawaii, and the management and operation of the Company's golf course facilities.

      The consolidated financial statements as of December 31, 1994 and for the nine months ended September 30, 1995, include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The Company's policy is to consider all amounts held with original maturities of three months or less in U.S. Government obligations, certificates of deposit and money market funds (approximately $2,367 and $25,427 at September 30, 1995 and December 31, 1994, respectively) as cash equivalents, which approximates market. These amounts include $1,948 and $2,139 at September 30, 1995 and December 31, 1994, respectively, which were restricted primarily to fund debt service on certain long-term debt (see note 4).

     The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", which requires that certain debt and equity securities that are bought and held principally for the purpose of selling in the near term as well as debt securities that are not held with the positive intent and ability to hold to maturity to be reported at fair value. The Company holds approximately $0 and $9,818 in corporate debt securities and approximately $150 and $22,180 in U.S. Government Agency obligations as of September 30, 1995 and December 31, 1994, respectively. Due to the relative short-term nature of the Company's investments and its policy of generally holding such securities to maturity, the Company considers its investments in such securities, which are recorded at cost, to approximate fair value. Such investments have been classified as short-term investments.


                       AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)


      As part of the Company's agriculture operations, the Company enters into commodities futures contracts and options in sugar as deemed appropriate to reduce the risk of future price fluctuations in sugar. These futures contracts and options are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales as part of the production cost.

      Investments in certain partnerships and joint ventures, if any, over which the Company exercises significant influence are accounted for by the equity method. Revenues include the Company's equity in net income or loss from such investments. To the extent the Company engages in such activities as a general partner, the Company is contingently liable for the obligations of its partnership and joint venture investments.

       Project costs associated with the acquisition, development and construction of real estate projects are capitalized and classified as construction in progress. Such capitalized costs are not in excess of the project's estimated net realizable value.

      Land held for sale and any related development costs transferred from construction in progress are reported as inventories in the accompanying consolidated balance sheets and are stated at the lower of cost or market.

      For financial reporting purposes, the Company uses the effective interest rate method and accrues interest on the Certificate of Land Appreciation Notes due 2008 ("COLAS") at 4% per annum, which is the "Mandatory Base Interest" (see note
3).

     Interest is capitalized to qualifying assets (principally real estate under development) during the period that such assets are undergoing activities necessary to prepare them for their intended uses. Such capitalized interest is charged to cost of sales as revenue from the real estate development is recognized. No material amounts have been capitalized for the nine months ended September 30, 1995 and 1994.

     The Company and its subsidiaries report its taxes as part of the consolidated tax return of the Company's parent, Northbrook. The Company and its subsidiaries entered into a tax indemnification agreement in 1989 with Amfac which indemnifies the Company and its subsidiaries for responsibility for all past, present and future federal and state income tax liabilities (other than income taxes which are directly attributable to cancellation of indebtedness income caused by the repurchase or redemption of securities as provided for in or contemplated by the Repurchase Agreement) (see note 3).

      Effective January 1, 1993, the Company adopted SFAS No. 109 - Accounting for Income Taxes. This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. SFAS No. 109 changed the Company's previous practice in that it requires the accrual of deferred taxes and the recording of a provision for taxes in the separate financial statements of the members of a consolidated tax group. In addition, SFAS No. 109 requires the recognition of deferred tax assets and liabilities for the tax effects of differences between assigned values and tax bases of assets acquired and liabilities assumed in a purchase business combination. Accordingly, current and deferred taxes have been allocated to the Company as if the Company were a separate taxpayer. However, in general, the tax indemnification agreement does not

                      AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)


require the Company to actually pay income taxes; current taxes payable or receivable (excluding income taxes which are directly attributable to cancellation of indebtedness income caused by the repurchase or redemption of securities as provided for in or contemplated by the Repurchase Agreement) have been reflected as deemed contributions and distributions, respectively, to additional paid in capital in the accompanying consolidated financial statements.

(2)  AMOUNTS DUE TO AFFILIATES - FINANCING

      The maturity date of the approximately $15,097 of remaining acquisition-related financing owed to affiliates is December 31, 1996. Affiliates also provided financing of approximately $7,700 during March 1995 with a maturity date of December 31, 1996; such borrowing was repaid in May 1995. The amounts due to affiliates on December 31, 1996 bear interest at a rate per annum equal to the prime interest rate (8.75% at September 30, 1995) plus one percent.

      On June 1, 1995, the Company borrowed $52,000 from Northbrook to redeem Class A COLAS pursuant to the Redemption Offer (see note 3). The Company has also borrowed approximately $8,814 as of September 30, 1995, consisting of approximately $4,400 for the August 1995 COLA Base Interest payment and approximately $4,414 for working capital needs. The loans from Northbrook are payable interest only, mature on June 1, 1997 and carry an interest rate per annum equal to the prime interest rate plus two percent. Pursuant to the Indenture relating to the COLAS, the amounts borrowed from Northbrook are considered "Senior Indebtedness" to the COLAS.

(3)  CERTIFICATE OF LAND APPRECIATION NOTES

      The COLAS are unsecured debt obligations of the Company. Interest on the COLAS is payable semi-annually on February 28 and August 31 of each year. The COLAS mature on December 31, 2008, and bear interest after the Final Issuance Date (August 31, 1989) at a rate of 10% per annum ("Base Interest") of the outstanding principal balance of the COLAS on a cumulative, non-compounded basis, of which 6% per annum is contingent ("Contingent Base Interest") and payable only to the extent of Net Cash Flow (Net Cash Flow for any period is generally an amount equal to 90% of the Company's net cash revenues and receipts after payment of cash expenditures, including the Qualified Allowance (as defined) other than federal and state income taxes and after the establishment by the Company of reserves).

      In each calendar year from 1989 through 1995, the outstanding principal balance of the COLAS can be reduced by a maximum of 5% per annum of the original principal balance, on a cumulative basis, to the extent of Net Cash Flow in any year in excess of all current and unpaid deferred Contingent Base Interest and, after such date, principal reductions from remaining Net Cash Flow in excess of all current and unpaid deferred Contingent Base Interest will be made at the election of the Company (subject to certain restrictions). The COLAS bear additional contingent interest in any year, after any principal reduction, equal to 55% of remaining Net Cash Flow. Upon maturity, holders of COLAS will be entitled to receive the remaining outstanding principal balance of the COLAS plus unpaid mandatory Base Interest plus additional interest equal to the unpaid Contingent Base Interest, to the extent of the Maturity Market Value (Maturity Market Value generally means 90% of the excess of the Fair Market Value (as defined) of the Company's assets at Maturity over its

                      AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)


liabilities incurred in connection with its operations),  plus
55% of the remaining Maturity Market Value.

      On March 14, 1989, Amfac/JMB Finance ("Finance"), a wholly-owned subsidiary of Northbrook and the Company entered into an agreement (the "Repurchase Agreement") concerning Finance's obligations to repurchase, on June 1, 1995 and 1999, the COLAS upon request of the holders thereof. The COLAS were issued in two units consisting of one Class A and one Class B COLA. As specified in the Repurchase Agreement, the repurchase of the Class A COLAS may have been requested by the holders of such COLAS on June 1, 1995 at a price equal to the original principal amount of such COLAS ($.5) minus all payments of principal and interest allocated to such COLAS. The cumulative interest paid per Class A COLA through June 1, 1995 was $.135. The repurchase of the Class B COLAS may be requested of Finance by the holders of such COLAS on June 1, 1999 at a price equal to 125% of the original principal amount of such COLAS ($.5) minus all payments of principal and interest allocated to such COLAS. Through the date of this report, the cumulative interest paid per Class B COLA is approximately $.145.

      On March 14, 1989, Northbrook entered into a keep-well agreement with Finance, whereby it agreed to contribute sufficient capital or make loans to Finance to enable Finance to meet its COLA repurchase obligations described above. Notwithstanding Finance's repurchase obligations, the Company may elect to redeem any COLAS requested to be repurchased at the specified price.

     On March 15, 1995, pursuant to the indenture that governs the terms of the COLAS (the "Indenture"), the Company elected to offer to redeem (the "Redemption Offer") all Class A COLAS from the registered holders, thereby eliminating Finance's obligation to satisfy the Class A COLA repurchase options requested by such holders as of June 1, 1995. Pursuant to the Redemption Offer, and in accordance with the terms of the Indenture, the Company was therefore obligated to purchase any and all Class A COLAS submitted pursuant to the Redemption Offer at a price of $.365 per Class A COLA. In conjunction with the Company's Redemption Offer, the Company made a tender offer (the "Tender Offer") to purchase up to approximately $68,000 principal value of the Class B COLAS at a price of $.220 per Class B COLA from COLA holders electing to have their Class A COLAS repurchased.

      The two offers to repurchase the COLAS terminated on April 17, 1995 in accordance with their terms and with the Indenture. Approximately 229,000 Class A COLAS were submitted for repurchase pursuant to the Redemption Offer and approximately 99,000 Class B COLAS were submitted for repurchase pursuant to the Tender Offer, requiring an aggregate payment by the Company of approximately $105,450 on June 1, 1995. The Company used its available cash to purchase Class B COLAS pursuant to the Tender Offer and borrowed $52,000 from Northbrook to purchase Class A COLAS pursuant to the Redemption Offer.

      As a result of the repurchases, the Company retired approximately $164,041 in face value of COLA debt and recognized a financial statement gain of approximately $29,202 (net of income taxes of $18,670, the write-off of deferred financing costs of $10,015 and expenses of $704). Such gain is treated as cancellation of indebtedness income for tax purposes and, accordingly, the income taxes related to the Class A Redemption Offer (approximately $9,157) will not be indemnified by the tax agreement with Amfac (see note 1).

                       AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

      The terms of the Indenture relating to the COLAS place certain restrictions on the Company's declaration and payment of dividends. Such restrictions generally relate to the source, timing and amounts which may be declared and/or paid. The COLAS also impose certain restrictions on, among other things, the creation of additional indebtedness for certain purposes, the Company's ability to consolidate or merge with or into other entities, and the Company's transactions with affiliates.


(4)  LONG-TERM DEBT

      In June 1991, the Company obtained a five-year $66,000 loan from the Employees' Retirement System of the State of Hawaii ("ERS"). An initial funding of $60,000 was received in June 1991. The remaining balance of $6,000 was added to the principal balance on July 1, 1992 in payment of the first year of accrued interest on the loan. The non-recourse loan is secured by a first mortgage on the Kaanapali Golf Courses, and is considered "Senior Indebtedness" (as defined in the Indenture relating to the COLAS). The loan bears interest at a rate per annum equal to the greater of (i) the base interest rate announced by the Bank of Hawaii on the first of July for each subsequent year (9% at July 1, 1995) plus one percent or
(ii) ten percent per annum through June 30, 1993 and nine percent per annum thereafter. The loan is payable interest only on a quarterly basis. The annual interest payments are in excess of the cash flow generated by the Kaanapali Golf Courses and the Company ceased making required debt service payments in April 1995. The Company has been working with the ERS to renegotiate the terms of the loan including a possible extension of the June 1996 maturity date. The principal balance has been included in the current portion of long-term debt as of September 30, 1995 in the accompanying consolidated financial statements. In conjunction with the Company's renegotiations, the Company made an interest payment of $1,650 in August 1995. Under the current loan terms, unpaid interest for the nine months ended September 30, 1995 was $2,970. Although the Company expects to successfully conclude the renegotiation, there can be no assurance that new terms will be consummated, or consummated on terms favorable to the Company.

      In January 1993, The Lihue Plantation Company, Limited ("Lihue") obtained a ten-year $13,250 loan used to fund the acquisition of Lihue's power generation equipment. The $13,250 loan, constituting "Senior Indebtedness" under the COLAS' Indenture, consists of two ten-year amortizing term loans of $10,000 and $3,250, respectively, payable in quarterly installments commencing July 1, 1993 in the principal amount of $250, and $81 (plus interest), respectively. The $10,000 and $3,250 loans have outstanding balances of $7,750 and $1,624, respectively, as of September 30, 1995 and bear interest at a rate equal to the prime rate (8.75% at September 30, 1995) plus three and one half percent and the prime rate plus four and one-half percent, respectively. Lihue has purchased an interest rate agreement which effectively caps the prime rate for the first five years of the loan agreement at eight percent. The loan is secured by the Lihue power generation equipment, sugar inventories and receivables, certain other assets and real property of the Company and has limited recourse to the Company and certain other subsidiaries.

      In October 1993, Waikele Golf Club, Inc. ("WGCI"), a wholly-owned subsidiary of the Company that owns and operates the Waikele Golf Course, obtained a five-year $20,000 loan facility from two lenders. The loan consists of two $10,000 amortizing loans. Each loan bears interest only for the first two years and interest and principal payments based upon

                      AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

an assumed 20-year amortization period for the remaining three years. The loans bear interest at prime plus 1/2% and LIBOR (5.875% at September 30, 1995) plus 3%, respectively. WGCI received an initial funding of $14,000, of which $600 was held back by the lenders to pay interest. In October 1994, in accordance with the loan agreement, the Company received an additional funding of $6,000 and a release of the $600 interest holdback, both of which were contingent upon achieving a certain level of Net Operating Income (as defined) by the golf course during the first six months of 1994. The loan is secured by WGCI's assets (the golf course and related improvements and equipment), is guaranteed by the Company, and is considered "Senior Indebtedness" (as defined in the Indenture relating to the COLAS). As of September 30, 1995, scheduled annual principal maturities are $101 in 1995, $405 in 1996 and 1997, and the balance of $19,089 in 1998.

(5)  SEGMENT INFORMATION

      Agriculture and Property comprise separate industry segments of the Company. Operating Income - Other consists primarily of unallocated overhead expenses and Total Assets - Other consists primarily of cash and deferred expenses. Total assets at the balance sheet dates, capital expenditures, operating income (loss) and depreciation and amortization during the nine months ended September 30, 1995 and 1994 are set forth below by each industry segment:

                                      September 30, December 31,
                                              1995  1994
                                       ---------    ---------
Total Assets:
  Agriculture                           $316,344      321,906
  Property                               199,534      207,980
 Other                                    18,811       84,661
                                        ---------   ---------
                                        $534,689      614,547
                                      =========     =========
Capital Expenditures:
 Agriculture                             $2,283         2,658
 Property                                 1,700         2,735
 Other                                      --            --
                                        ---------   ---------
                                         $3,983         5,393
                                        =========   =========
Operating income (loss):
  Agriculture                           (11,837)       (3,991)
 Property                                 8,258        14,506
 Other                                   (1,170)       (3,050)
                                        ---------   ---------
                                        $(4,749)        7,465
                                        ==========  =========

                     AMFAC/JMB HAWAII, INC.
     Notes to Consolidated Financial Statements - Continued
                       (Dollars in Thousands)

                                      Nine Months   Nine Months
                                          Ended        Ended
                                       September 30, September 30,                                        1995         1994
                                        ---------   ---------
Depreciation and amortization:
 Agriculture                            $3,426         3,642
 Property                                1,425           838
 Other                                     145           149
                                        ---------   ---------
                                        $4,996         4,629
                                        =========   =========

(6)  TRANSACTIONS WITH AFFILIATES

      The Company incurred interest expense of approximately $894 for the nine months ended September 30, 1994 and approximately $3,304 for the nine months ended September 30, 1995 in connection with the acquisition and additional financing, obtained from an affiliate, of which $2,810 was unpaid as of September 30, 1995.

      With respect to any calendar year, JMB or its affiliates are entitled to a Qualified Allowance in an amount equal to:
(i) approximately $6,200 during each of the calendar years 1989 through 1993, and (ii) thereafter, 1-1/2% per annum of the Fair Market Value (as defined) of the gross assets of the Company and its subsidiaries (other than cash and cash equivalents and Excluded Assets (as defined)). However, such amount shall be paid for each year only following the payment of a specified level of Base Interest to the holders of the COLAS. Any portion of the Qualified Allowance not paid for any year shall accumulate without interest. Any Qualified Allowance subsequent to 1989 has been deferred and is payable only to the extent future Net Cash Flows are sufficient to pay the holders of the COLAS a specified level of return and, accordingly, no such amounts have been reflected in the accompanying consolidated financial statements.

      The Company, its subsidiaries, and their joint ventures reimburse Northbrook, JMB and their affiliates for direct expenses incurred on their behalves, including salaries and salary-related expenses incurred in connection with the management of the Company's (or subsidiaries' or joint ventures') operations. The total of such costs was approximately $375 the nine months ended September 30, 1994 and approximately $452 for the nine months ended September 30, 1995, $452 of which was unpaid as of September 30, 1995. In addition, as of September 30, 1995, the other amounts due to affiliates includes $9,157 of income taxes payable related to the Class A COLA Redemption Offer (see note 3). Also, the Company pays a non-accountable reimbursement of approximately $30 per month to JMB and its affiliates for general overhead expenses, all of which was paid as of September 30, 1995.

      JMB Insurance Agency, Inc. earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those available to the Company in similar dealings with unaffiliated third parties. The total of such commissions for the nine months ended September 30, 1994 was approximately
$967 and approximately $1,697 for the nine months ended September 30, 1995, all of which was paid as of September 30, 1995.

                       AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

      Northbrook and its affiliates allocate certain charges for services to the Company based upon the estimated level of services, of which $8,079 was unpaid as of September 30, 1995. These services and costs are intended to reflect the Company's separate costs of doing business and are principally related to the inclusion of the Company's employees in the Northbrook pension plan, payment of severance and termination benefits and reimbursement for insurance claims paid on behalf of the Company. All amounts described above, deferred or currently payable, do not bear interest and are expected to be paid in future periods.


(7)  EMPLOYEE BENEFIT PLANS

      The Company participates in benefit plans covering substantially all its employees, which provide benefits based primarily on length of service and compensation levels. These plans are administered by Northbrook in conjunction with other plans providing benefits to employees of Northbrook and its affiliates.

       One of the Company's defined benefit plans, the Retirement Plan for the Employees of Amfac, Inc. (the "Plan"), terminated effective December 31, 1994. The settlement of the Plan occurred on May 11, 1995. The Company intends to introduce a new plan for the beneficiaries of the plan, which will be effective upon the termination of the current Plan. The new plan's cost to the Company and the benefits provided to the participants are expected to be comparable to the current Plan.


(8)  COMMITMENTS AND CONTINGENCIES

      The Company is involved in various matters of litigation and other claims. Management, with knowledge of facts and after consultation with legal counsel, is of the opinion that the Company's liability (if any), when ultimately determined, will not have a material adverse effect on the Company's financial position.

       The Company's Property segment has contractual commitments (related to project costs) of approximately $2,800 as of September 30, 1995. Additional development expenditures are dependent upon the Company's ability to obtain financing for such costs and on the timing and extent of property development and sales.

      As of September 30, 1995, certain portions of the Company's land not currently under development or used in sugar operations are mortgaged as security for approximately $2,882 of performance bonds related to property development.
                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Concluded

                     (Dollars in Thousands)


(9)  INCOME TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1994 are as follows:


    Deferred tax (assets):
      Post retirement benefits                                     $(28,461)
      Interest accruals                                              (5,345)
      Other accruals                                                 (4,513)

                Total gross deferred tax (assets)                   (38,319)
                                                                   ---------
    Deferred tax liabilities:
    Plant and equipment, principally due to differences
    in  depreciation  and  purchase  accounting  adjustments          6,146
    Accounts receivable, related to profit on sales  of  sugar        2,255
      Inventories, principally due to sugar production
       costs, capitalized interest and purchase                       1,962
        accounting adjustments
      Land and land improvements, principally due
       to purchase accounting adjustments                           105,926
       Deferred  gains,  due  to  installment  gains  for  income    10,079
      tax purposes
      Investments in unconsolidated entities, principally
      due to purchase accounting adjustments                         14,973
                                                                    --------
                Total deferred tax liabilities                      141,341
                                                                    --------
                Net deferred tax liability                         $103,022
                                                                   =========

(10)  ADJUSTMENTS

      In the opinion of the Company, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1995, and for the three and nine months ended September 30, 1995 and 1994.

                    AMFAC/JMB FINANCE, INC.

                         Balance Sheets

            September 30, 1995 and December 31, 1994

                     (Dollars in thousands)

                          (Unaudited)

                          A s s e t s

                                       September 30, December 31,
                                            1995        1994
                                        ----------- -----------
Current assets:
 Cash                                   $    1            1
 Receivable from an affiliate               --      140,425
                                        ----------  ---------
                                        $    1      140,426
                                        =========   ==========

     L i a b i l i t y  a n d  S t o c k h o l d e r ` s  E q u i t y

Current liabilities:
 Repurchase obligation (note 2)         $   --      140,425
                                        ---------   -----------
Common stock, $1 par value; authorized, issued
 and outstanding - 1,000 shares              1            1
                                        ---------   -----------
                                        $    1      140,426
                                       ==========   ==========

     The accompanying notes are an integral part of these balance sheets.

                     AMFAC/JMB FINANCE, INC.

                  Notes to the Balance Sheets

                          (Unaudited)


(1)  ORGANIZATION AND ACCOUNTING POLICY

      Amfac/JMB Finance, Inc. ("Finance") was incorporated November 7, 1988 in the State of Illinois. Finance has had no financial operations. All of the outstanding shares of Finance are owned by Northbrook Corporation ("Northbrook"), which is majority-owned by 900 Partners' Investments.


(2)  RECEIVABLE FROM AN AFFILIATE

      On March 14, 1989, Northbrook entered into a keep-well agreement with Finance, whereby it agreed to contribute sufficient capital to Finance to enable Finance to meet the COLA repurchase obligations described below in note 3. Pursuant to Northbrook's obligation to Finance under the keep-well agreement, Finance had recorded a receivable as of December 31, 1994, equal to the maximum amount of its liability from the COLA repurchase obligations of approximately $140,425,000, and accordingly, had classified such amount as a current asset on its financial statements.

     On March 15, 1995, pursuant to the indenture that governs the terms of the COLAS (the "Indenture"), Amfac/JMB Hawaii, Inc. elected to exercise its right to redeem, and therefore was obligated to purchase, any and all Class A COLAS submitted pursuant to the Redemption Offer at a price of $365 per Class A COLA. Pursuant to Amfac/JMB Hawaii, Inc.'s election to redeem the Class A COLAS for repurchase, Amfac/JMB Hawaii, Inc. assumed Finance's maximum amount of its liability from the COLA repurchase obligations of $140,425,000, and accordingly, Finance removed the receivable and liability from its financial statements.

(3)  REPURCHASE OBLIGATIONS

     On March 14, 1989, Finance and a subsidiary of Northbrook (Amfac/JMB Hawaii, Inc.) entered into an agreement (the "Repurchase Agreement") concerning Finance's obligation (on June 1, 1995 and 1999) to repurchase, upon request of the holders thereof, the Certificate of Land Appreciation Notes due 2008 ("COLAS"), to be issued by Amfac/JMB Hawaii, Inc. in conjunction with the acquisition of Amfac/JMB Hawaii, Inc.. A total aggregate principal amount of $384,737,000 of COLAS were issued during the offering, which terminated on August 31,
1989. The COLAS were issued in two units consisting of one Class A and one Class B COLA. As specified in the Repurchase Agreement, the repurchase of the Class A COLAS may have been requested of Finance by the holders of such COLAS on June 1, 1995 at a price equal to the original principal amount of such COLAS ($500) minus all payments of principal and interest allocated to such COLAS. The cumulative interest paid per Class A COLA through June 1, 1995 was $135. The repurchase of the Class B COLAS may be requested of Finance by the holders of such COLAS on June 1, 1999 at a price equal to 125% of the original principal amount of such COLAS ($500) minus all payments of principal and interest allocated to such COLAS. To date, the cumulative interest paid per Class B COLA is approximately $145.

      On March 14, 1989, Northbrook entered into a keep-well agreement with Finance, whereby it agreed to contribute sufficient capital or make loans to Finance to enable Finance to meet its COLA repurchase obligations described above.

     As discussed in note 2, Amfac/JMB Hawaii, Inc. elected to redeem the Class A COLAS for repurchase, thereby assuming
Finance's repurchase liability for June 1, 1995.
PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL  CONDITION  AND  RESULTS   OF OPERATIONS

Liquidity and Capital Resources

      All references to "Notes" herein are to Notes to Consolidated Financial Statements contained in this report.

     On December 5, 1988, the Company commenced an offering to the public of COLAS pursuant to a Registration Statement on Form S-1 under the Securities Act of 1933. A total of 384,737 COLAS were issued prior to the termination of the offering on August 31, 1989. The net proceeds received from the sale of the COLAS totaled approximately $352 million (after deduction of organization and offering expenses of approximately $33 million). Such net proceeds have been used to repay a portion of the acquisition-related financing, which was incurred to pay certain costs associated with the Merger including a portion of the Merger consideration paid to shareholders of Amfac.

      On March 14, 1989, Amfac/JMB Finance ("Finance"), a wholly-owned subsidiary of Northbrook Corporation ("Northbrook"), which is majority-owned by 900 Partners' Investments, and the Company entered into an agreement (the "Repurchase Agreement") concerning Finance's obligations (on June 1, 1995 and 1999) to repurchase the COLAS upon request of the holders thereof. The COLAS were issued in two units consisting of one Class A and one Class B COLA. As specified in the Repurchase Agreement, the repurchase of the Class A COLAS may have been requested by the holders of such COLAS on June 1, 1995 at a price equal to the original principal amount of such COLAS ($500) minus all payments of principal and interest allocated to such COLAS. The cumulative interest paid per Class A COLA through June 1, 1995 was $135. The repurchase of the Class B COLAS may be requested of Finance by the holders of such COLAS on June 1, 1999 at a price equal to 125% of the original principal amount of such COLAS ($500) minus all payments of principal and interest allocated to such COLAS. Through the date of this report, the cumulative interest paid per Class B COLA is approximately $145.

      On March 14, 1989, Northbrook entered into a keep-well agreement with Finance, whereby it agreed to contribute sufficient capital or make loans to Finance to enable Finance to meet its COLA repurchase obligations described above. Notwithstanding Finance's repurchase obligations, the Company may elect to redeem any COLAS requested to be repurchased at the specified price.

     On March 15, 1995, pursuant to the indenture that governs the terms of the COLAS (the "Indenture"), the Company elected to offer to redeem (the "Redemption Offer") all Class A COLAS from its registered holders. Pursuant to the Redemption Offer, and in accordance with the terms of the Indenture, the Company was therefore obligated to purchase any and all Class A COLAS submitted pursuant to the Redemption Offer at a price of $365 per Class A COLA. In conjunction with the Company's Redemption Offer, the Company made a tender offer (the "Tender Offer") to purchase up to approximately $68 million principal value of the Class B COLAS at a price of $220 per Class B COLA from COLA holders electing to have their Class A COLAS repurchased.

      The  two  offers to repurchase the COLAS  terminated  on
April 17, 1995 in accordance with their terms and with the Indenture. Approximately 229,000 Class A COLAS were submitted
for   repurchase   pursuant  to  the  Redemption   Offer   and
approximately   99,000  Class  B  COLAS  were  submitted   for
repurchase   pursuant  to  the  Tender  Offer,  requiring   an
aggregate payment of the Company of approximately $105 million on June 1, 1995. The Company used its available cash to purchase Class B COLAS pursuant to the Tender Offer and borrowed $52 million from Northbrook to purchase Class A COLAS pursuant to the Redemption Offer. Accordingly, the Company has classified
$52 million of the approximately $105 million paid on June 1, 1995 as a long-term liability on its consolidated balance sheets.

      The $52 million loan from Northbrook matures on June 1, 1997, is payable interest only and carries an interest rate per annum equal to the prime rate (8.75% at September 30,
1995) plus 2%. The Company has also borrowed approximately $8.8 million as of September 30, 1995 consisting of approximately $4.4 million for the August 1995 COLA Base Interest payment and approximately $4.4 million for working capital needs. Pursuant to the Indenture relating to the COLAS, these amounts borrowed from Northbrook are considered "Senior Indebtedness" to the COLAS.

      As a result of the repurchases, the Company retired approximately $164 million face value of COLA debt and recognized a financial statement gain of approximately $29.2 million (net of income taxes of $18.7 million, the write-off of deferred financing costs of $10.0 million and expenses of $.7 million). Such gain is treated as cancellation of indebtedness income for tax purposes and, accordingly, the income taxes related to the Class A Redemption Offer (approximately $9.2 million) will not be indemnified by the tax agreement with Amfac (see note 1).

      Pursuant to the terms of the Indenture relating to the COLAS, the Company is required to maintain a Value Maintenance Ratio of 1.05 to 1.00. Such ratio is equal to the relationship of the Company's Net Asset Value (defined as the excess of (i) Fair Market Value of the gross assets of the Company over (ii) the amount of the liabilities (excluding liabilities resulting from generally accepted accounting principles enacted subsequent to the date of the Indenture) of the Company other than the outstanding principal balance of the COLAS, any unpaid Mandatory and Contingent Base Interest, and certain other liabilities, which were not outstanding as of December 31, 1994) to the sum of (x) the outstanding principal amount of the COLAS, plus (y) any unpaid Base Interest, plus (z) the outstanding principal balance of any Indebtedness incurred to redeem COLAS. The COLA Indenture requires the Company to obtain independent appraisals of the fair market value of the gross assets used to calculate the Value Maintenance Ratio as of December 31 in each even-numbered calendar year. Accordingly, the Company obtained independent appraisals of substantially all of its gross real estate assets as of December 31, 1994; the appraised values of such assets ranged in total from approximately $600-$650 million. Based on such values, and after consideration of the other components of the computation, the Company was in compliance with the Value Maintenance Ratio as of December 31, 1994. It should be noted that the concept of Fair Market Value is intended to represent the value that an independent arm's-length purchaser, seeking to utilize such asset for its highest and best use would pay, taking into consideration the risks and benefits associated with such use or development, current restrictions on development (including zoning limitations, permitted densities, environmental restrictions, restrictive covenants, etc.) and the likelihood of changes to such restrictions; provided, however, that with respect to any Fair Market Value determination of all of the assets of the Company, such assets shall not be valued as if sold in bulk to a single purchaser. There can be no assurance that the Company's properties can be ultimately sold at prices equivalent to their appraised values.

      In  June  1991,  the Company obtained  a  five-year  $66
million  loan  from the Employees' Retirement  System  of  the
State  of  Hawaii ("ERS").  An initial funding of $60  million was  received  in  June  1991.  The remaining  balance  of  $6 million was added to the principal balance on July 1, 1992  in payment  of  the first year of accrued interest on  the  loan.
The  non-recourse loan is secured by a first mortgage  on  the
Kaanapali   Golf   Courses,   and   is   considered    "Senior
Indebtedness" (as defined in the Indenture relating to the COLAS).
The loan bears interest at a rate per annum  equal  to  the
greater of (i) the base  interest  rate announced by the Bank of
Hawaii on the first of July for  each subsequent year (9% at
July 1, 1995) plus one percent or  (ii) ten  percent per annum through June 30, 1994 and nine  percent per annum thereafter.
The loan is payable interest only on  a quarterly  basis.
The annual interest payments are in  excess of  the cash flow generated by the Kaanapali Golf Courses  and the  Company
ceased making required debt service payments  in April   1995.
The  Company  is  working  with  the  ERS   to renegotiate  the
terms  of  the  loan  including  a  possible extension  of  the
June  1996 maturity  date.  The  principal balance  is included in the current portion of long-term  debt as  of  September  30,
1995 in the accompanying  consolidated financial  statements.
In  conjunction  with  the  Company's negotiations,  the  Company
made  an  interest   payment   of approximately $1.7 million in
August 1995.  Under the  current loan   terms,  unpaid  interest
for  the  nine  months  ended September  30, 1995 was approximately
$3.0 million.   Although the   Company  expects  to  successfully
conclude  the   loan renegotiation,   there   can  be   no   assurance
that the renegotiation will be consummated, or consummated on terms favorable to the Company.

      In October 1993, Waikele Golf Club, Inc. ("WGCI"), a wholly-owned subsidiary of the Company that owns and operates the Waikele Golf Course, obtained a five-year $20 million loan facility from two lenders. The loan consists of two $10 million amortizing loans. Each loan bears interest only for the first two years and interest and principal payments based upon an assumed 20-year amortization period for the remaining three years. The loans bear interest at prime plus 1/2% and LIBOR (5.875% at September 30, 1995) plus 3%, respectively. WGCI received an initial funding of $14 million, of which $.6 million was held back by the lenders to pay interest. In
October  1994,  in  accordance with the  loan  agreement,  the
Company received an additional funding of $6 million and a release of the $.6 million interest holdback, both of which were contingent upon achieving a certain level of Net Operating Income (as defined) by the golf course during the first six months of 1994. The loan is secured by WGCI's assets (the golf course and related improvements and equipment), is guaranteed by the Company, and is considered "Senior Indebtedness" (as defined in the Indenture relating to the COLAS).

      Pursuant to an agreement entered into with the City of Honolulu in 1991 relating to the development of the Company's Waikele project, if the Company sells the Waikele golf course, depending on the price and other circumstances, a payment of up to $15 million might be given to the City to be used to assist in the City's affordable housing developments.

      A significant portion of the Company's cash needs result from the nature of the real estate development business, which requires significant investment in preparing development plans, seeking land urbanization and other governmental approvals, and completing infrastructure improvements prior to the realization of sales proceeds. The Company has funded its cash requirements to date primarily through the use of short-term bank borrowings, long-term financing secured by its golf courses on Maui and Oahu, borrowings from affiliates and revenues generated from the development and sale of its properties and investments. Funding of the Company's future cash requirements is dependent upon obtaining appropriate financing and revenues generated from the development and sale of its properties. Although under current market conditions development financing is difficult to obtain, the Company is not currently seeking this type of financing based upon the stage of development of its various land holdings in Hawaii.

      In order to generate additional cash flows for the Company, management has identified certain land parcels that are not included in the Company's long-term development plans. The Company continues to pursue an aggressive land sales program for these non-strategic assets. During 1995, the Company has generated approximately $21.1 million in land sales, most of which related to non-strategic parcels.

      During 1994, the Company generated approximately $44.3 million in property sales (primarily from the sale of the last two remaining residential parcels at the Waikele project on Oahu ("Waikele") for approximately $37 million). The remaining $7.3 million of property sales in 1994 related to land sales on the islands of Maui, Kauai and Hawaii. Additionally, the Company received an approximate $4.2 million deposit, which represents the purchase price for 452 acres on Maui.

      At September 30, 1995, the Company had cash and cash equivalents of approximately $6.1 million, which is a decrease from the amounts held at December 31, 1994 primarily due to the repurchase of the COLAS as described above.

      The Company intends to use its cash reserves, sales proceeds and financing or joint venture arrangements to meet its short-term and long-term liquidity requirements, which include funding the development costs remaining at Waikele, West Maui, and Kauai, agricultural deficits, payment of interest expense, and the repayment of principal on debt obligations, as necessary. The Company's long-term liquidity is dependent upon its ability to obtain additional financing and the consummation of certain property sales. There can be no assurance that additional long-term financing can be obtained or property sales consummated. The Company's land holdings on Maui and Kauai are its primary source of future land sale revenues. However, due to current market conditions, the difficulty in obtaining land use approvals and the high development costs of required infrastructure, the planned development of these land holdings and the ability to generate cash flow from them are longer term in nature than Waikele. Accordingly, if no such financing can be obtained or additional property sales consummated, the Company will defer (to the extent possible) development costs and capital expenditures to meet liquidity requirements. Additionally, the Company's plans for property sales may also be adversely impacted by the inability of potential buyers to obtain financing.

      The Company does not expect to generate a sufficient level of Net Cash Flow to pay Base Interest in excess of four percent for 1995. The COLA Base Interest payment of approximately $4.4 million due August 31, 1995 was borrowed from Northbrook. The loan is due June 1, 1997, accrues interest at the prime rate plus two percent and is considered "Senior Indebtedness".

       During  1995 and 1994, the Company implemented  certain
cost savings measures, which deferred development project costs and capital expenditures for longer-term projects. The Company's Property segment is anticipated to expend an additional approximately $6.0 million in project costs during the remainder of 1995.

        The  Company  has  recently  implemented  a  plan   to
restructure its sugar operations, including consolidation of the operations at its two Kauai plantations and changing to a seasonal mode of operations at each of its plantations (consistent with other global sugar operations). The Company anticipates that significant cost savings related to the sugar operations will be associated with these changes.

     The price of raw sugar that the Company receives is based
upon   the   price  of  domestic  sugar  (less  delivery   and
administrative   costs)  as  currently  controlled   by   U.S.
Government  price  support  legislation  (which  is  currently
scheduled   to  expire  in  1995).   Based  upon   information
available as of the date of this report, the Company is hopeful that new legislation will continue to include support for the domestic sugar industry on a basis comparable with the current program. However, at this stage, there can be no certainty whether government price supports will or will not be continued, reduced or eliminated entirely. In fact, the current United States Department of Agriculture chairman is proposing a $15 billion reduction in the various agricultural programs over a five year period. Such a reduction or an elimination of price supports could have a material adverse affect on the Company's agriculture operations. The Company is currently evaluating its alternatives in the event price supports are reduced or eliminated, including the possible cessation of its remaining sugar cane operations.

      In August 1993, the Company announced its plans to phase out the sugar operations at its Oahu Sugar Company by mid-1995, such phase out coinciding with the expiration of its major land lease on Oahu. Oahu Sugar, which operated almost entirely on leased land, had incurred losses in its sugar operations in prior years and expected those losses to continue in the future. For several months, Oahu Sugar had negotiated with the plantation's major lessor to reach an agreement on concessions in rent and other lease terms required by Oahu Sugar to continue its agricultural operations. To grant such concessions, the lessor required a long-term commitment from the plantation that it would continue its sugar operations. Because of the plantation's losses, along with the future uncertainties posed by the domestic agriculture price support legislation and international trade policy, Oahu Sugar could not agree to such a long-term commitment to stay in operation. Oahu Sugar completed the final harvest of its crop in April 1995. The Company has shut down Oahu Sugar and any estimated future costs related to the shut down are not expected to have a material adverse effect on the financial condition of the Company. The Company is currently examining options for developing the fee simple land it owns adjacent to the Oahu Sugar mill site, including seeking the necessary government approvals for a light industrial subdivision for a portion of the property, as discussed below.

       During the fourth quarter of 1993, the Company substantially completed an earlier downsizing and restructuring of its operations. The changes involved (among other things) a reduction in management personnel and the creation of separate operating divisions for real estate and agriculture. As part of the restructuring, Roderick T. Wilson, President, CEO and Director, and Donald S. DeCastro, Executive Vice President and COO, resigned their positions effective December 31, 1993 and assisted with transition matters pursuant to consulting arrangements which expire in 1995 and 1994, respectively. The two new operating divisions now report directly to senior management located in Chicago. In addition, in recognition of the slower pace of development activity and the need to conserve cash resources, the Company in 1994 completed a reorganization of its operations. Pursuant to this restructuring, there has been an approxi mately 10% reduction in employees. The Company also revised its management compensation and incentive programs. Compensation for the entire management group is closely linked with achievement of the financial goals of the Company. Management will continue to closely monitor and manage the level of expenditures. The restructuring is expected to reduce the Company's operating costs and improve its overall efficiency.





 RESULTS OF OPERATIONS

     GENERAL:

      The Company and its subsidiaries report their taxes as a part of the consolidated tax return of the Company's parent, Northbrook. The Company and its subsidiaries entered into a tax indemnification agreement with Amfac (now merged into Northbrook), which indemnifies them for responsibility for all past, present and future federal and state income tax liabilities (other than income taxes which are directly attributable to cancellation of indebtedness income caused by the repurchase or redemption of securities as provided for in or contemplated by the Repurchase Agreement). Accordingly, prior to January 1, 1993 the Company had not recorded any income tax expense or liability.

   Effective January 1, 1993, the Company adopted SFAS No. 109
- Accounting for Income Taxes ("SFAS No. 109"). This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. SFAS No. 109 changed the Company's previous practice in that it requires the accrual of deferred taxes and the recording of a provision for taxes in the separate financial statements of members of a consolidated tax group, including the recognition of deferred tax assets and liabilities for the tax effects of differences between assigned values and tax bases of assets acquired and liabilities assumed in the Merger (see Note 1). Accordingly, current and deferred taxes have been allocated to the Company as if the Company were a separate taxpayer. However, in general, the tax indemnification agreement does not require the Company to actually pay income taxes; current taxes payable or receivable (excluding income taxes which are directly attributable to cancellation of indebtedness income caused by the repurchase or redemption of securities as provided for in or contemplated by the Repurchase Agreement) have been reflected as deemed contributions and distributions, respectively, to additional paid in capital in the accompanying consolidated financial statements.

      Cash and cash equivalents, short-term investments, Certificate of Land Appreciation Notes and deferred expenses decreased and the long-term portion of amounts due affiliates increased as of September 30, 1995 as compared to December 31, 1994 primarily due to the COLA repurchases as discussed above (see Note 3).

    Accrued expenses decreased as of September 30, 1995 as compared to December 31, 1994, primarily due to payments of certain costs accrued in conjunction with the sale of the Company's interest in C&H in 1993 and the timing of interest payments on the COLAS.

    Current portion of long-term debt increased and long-term debt decreased as of September 30, 1995 as compared to December 31, 1994, due primarily to the reclassification of the ERS loan from long-term to current (see Note 4).

    Current portion of deferred income taxes increased as of September 30, 1995 as compared to December 31, 1994 primarily due to the increase in preproductive agriculture costs which are expensed as incurred for tax purposes.

    The current portion of amounts due affiliates increased as of September 30, 1995 as compared to December 31, 1994 primarily due to income taxes related to the Class A COLA Redemption Offer and the payment of severance and termination benefits and pension charges by Northbrook on behalf of the Company.



     AGRICULTURE:

    The Company's Agriculture segment is responsible for activities related to the cultivation, processing and sale of sugar cane and other agricultural products. Agriculture's revenues are primarily derived from the Company's sale of its raw sugar.

   The Company's sugar plantation subsidiaries sell their raw sugar production to the Hawaiian Sugar and Transportation Company ("HSTC"), which is an agricultural cooperative owned by the major Hawaii producers of raw sugar (including the Company), under a new marketing agreement. HSTC sells the raw sugar production to the California and Hawaii Sugar Company ("C&H") pursuant to a new long-term supply contract. The terms of the supply contract do not require a specified level of production by the Hawaii producers; however, HSTC is obligated to sell and C&H is obligated to purchase any raw sugar produced. HSTC returns to its raw sugar suppliers proceeds based upon the domestic sugar price less delivery and administrative charges. The Company recognizes revenues and related cost of sales upon delivery of its raw sugar to C&H.

   Currently, the price the Company receives for its raw sugar is based upon the domestic price of sugar, which is impacted by U.S. government price support legislation (currently is scheduled to expire in 1995). Based upon information available as of the date of this report, the Company is hopeful that new legislation will continue to include support for the domestic sugar industry on a basis comparable with the current program. However, at this stage, there can be no certainty whether government price supports will or will not be continued or be eliminated entirely. In fact, the current United States Department of Agriculture chairman is proposing a $15 billion reduction in the various agricultural programs over a five year period. Such a reduction or an elimination of price supports could have a material adverse affect on the Company's agriculture operations. The Company is currently evaluating its alternatives in the event price supports are reduced or eliminated, including the possible cessation of its remaining sugar cane operations.

    As part of the Company's agriculture operations, the Company enters into commodities futures contracts and options in sugar as deemed appropriate to reduce the risk of future price fluctuations in sugar. These futures contracts and options are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales as part of the production cost.

    In September 1992, Hurricane Iniki struck the Island of Kauai causing considerable damage and loss to the people and businesses on Kauai. The Company has two sugar plantations on Kauai, both of which sustained considerable damage. The Company's real estate assets on Kauai suffered little damage, since most of the Company's development expenditures up to that time had been focused on the islands of Oahu and Maui. The Company settled its insurance claims in 1995 for the damage suffered and collected approximately $30 million in proceeds over the approximately three year period.

    Accounts receivable decreased as of September 30, 1995 as compared to December 31, 1994 due primarily to the receipt of the aforementioned insurance proceeds related to the final settlement of the Iniki claims.

   Other long-term liabilities decreased as of September 30, 1995 as compared to December 31, 1994 primarily due to the recognition of a previously deferred gain related to the Company's accumulated postretirement benefit obligation as a result of the shutdown of operations at Oahu Sugar Company.




    Inventories increased as of September 30, 1995 as compared to December 31, 1994 primarily due to the capitalization of planting and other costs. This was offset in part by the sale of land parcels held in inventory.

    Machinery and equipment decreased as of September 30, 1995 as compared to December 31, 1994 primarily due to the sale of substantially all of the machinery and equipment of Oahu Sugar Company, which ceased operations in April 1995. Oahu Sugar received net proceeds of approximately $3.0 million after accrued expenses, which approximates the carrying value of the equipment at the date of sale.

    Agricultural revenues and cost of sales decreased for the three and nine months ended September 30, 1995 as compared to the three and nine months ended September 30, 1994 due primarily to lower production, in part attributed to the closure of Oahu Sugar in April 1995. In addition, during the first three months of 1995, no shipments were made to C&H due to the timing of harvesting sugar. The decrease in cost of sales was offset in part by higher costs associated with the final phase of the operations of Oahu Sugar relative to the tons produced.

   Agricultural operating loss increased for the nine months ended September 30, 1995 as compared to the nine months ended
September 30, 1994 due primarily to the higher costs  at  Oahu
Sugar discussed above and lower non-sugar revenues.

   Agricultural operating loss increased for the three months ended September 30, 1995 as compared to the three months ended
September 30, 1994 due primarily to lower non-sugar revenues.


     PROPERTY:

    The Company's Property segment is responsible for the following: land planning and development activities; obtaining land use, zoning and other governmental approvals; selling or financing developed and undeveloped land parcels; and the management and operation of the Company's golf course facilities.

     As discussed below, the Company owns a 50% interest in approximately 96 acres of beachfront property on Maui ("North Beach") that currently have certain regulatory approvals for hotel development. In accordance with the provisions of the COLA Indenture, appraisals were performed for certain properties in 1994, which reflected a decline in value of the North Beach property. Accordingly, the Company recorded, as a matter of prudent accounting practice, a reduction to the carrying value of its investment in the North Beach property in the fourth quarter of 1994 in the amount of approximately $3.5 million to properly reflect the estimated market value of the property in its then current state of development. These reductions were attributed to the current softness in the market for the development and sale of resort-oriented real estate.

   Land and land improvements decreased as of September 30, 1995 as compared to December 31, 1994 primarily due to land parcel sales in 1995.

   The Company expended approximately $.4 and $2.4 million for the nine months ended September 30, 1995 and 1994, respectively, for planned project costs at Waikele. Such costs include construction of roadways, utilities and related infrastructure improvements and the golf course and clubhouse, all of which are substantially complete. On a cumulative project-to-date basis, the Company has generated revenues at Waikele totaling approximately $230 million. Such sales have included commercial property and parcel sales to home builders.

   For the three and nine months ended September 30, 1995, the Company generated approximately $2.1 and $21.1 million of land sales.


   Property sales and cost of sales decreased for the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 primarily due to the sale of the remaining two residential parcels at the Waikele project on Oahu during the first quarter of 1994.

 The Company is currently examining options for developing the approximately 60 acres of fee simple land it owns at the mill site of Oahu Sugar Company, and has begun the process of seeking community input and the necessary government approvals for a light industrial subdivision on an approximately 31-acre portion of the property, which excludes property containing the sugar mill and adjacent buildings. In connection with the development of this property, the Company has received state
land  use  urbanization  for  the  entire  60-acre  site.   In
addition, the Company has received an "industrial" city development plan designation for 25.5 acres of the proposed 31-acre light industrial subdivision, and is currently seeking such "industrial" designation for the remaining 5.5 acres.

   In March 1991, the Company received final land use approval from the State for development of approximately 240 residential lots on approximately 125 acres of land known as "South Beach Mauka" and located adjacent to the existing Kaanapali Beach Resort. In connection with this land use approval, the Company is committed to providing additional housing on Maui in the affordable price range, and to participating in the funding of the design and construction of the planned bypass highway extending from Lahaina to Kaanapali. The Company has entered into a development agreement with the State Department of Transportation covering the Company's participation in the design and construction of the bypass highway development. It is anticipated that, upon the receipt of government approvals, the Company will expend up to $3.5 million (in the aggregate) in the design of the bypass highway and/or the widening of the existing highway. Financial participation by the Company of up to $6.7 million for the construction of the bypass highway is subject to certain conditions related to certain future land use designations and zoning of Company lands. The development and construction of the bypass highway is expected to be a long-term project.

   During 1993, the Company obtained final land use approval from the State, and certification through the State's Housing Finance Development Corporation ("HFDC"), for the development of a project on approximately 300 acres of Company land known as "Puukolii Village", which is also located near Kaanapali Beach Resort. In connection with this land use approval, the Company is committed to providing additional housing on Maui in the affordable price range. The final land use approval and the HFDC development agreement contain certain conditions which must be satisfied in order for the Company to develop Puukolii Village, including realigning the access road (which will benefit uses for adjacent Company lands in future periods). Moreover, development of certain portions of Puukolii Village cannot commence until after completion of the state-planned Lahaina bypass highway (mentioned above). The proposed development of Puukolii Village is anticipated to satisfy the Company's affordable housing requirements in connection with the South Beach Mauka land use approval as well as the North Beach property. (described above).

    The planned development of the Company's land on Maui is longer term in nature than Waikele. As Maui is less populated than Oahu and more dependent on the resort/tourism industry, much of the Company's land is intended for resort and resort-related uses. Due to overall economic conditions and trends in tourism, recent demand for these land uses has been relatively weak. The Company's currently available homesite product on Maui, which is targeted to the second home buyer, has experienced very slow sales activity to date. The Company's competitors on Maui have also experienced slow sales activity in the second home market. The Company is continuing to evaluate its planned products and the timing of development of its land holdings in light of the current weak market
demand   and   the   capital  resources  needed   for   future
development.

   The Company is marketing Kaanapali Golf Estates, a new residential community, which is part of South Beach Mauka adjacent to the Kaanapali Beach Resort in West Maui. The Company currently has approximately 21 homesites on the market, which are priced from approximately $250,000 to in excess of $1 million. The absorption period for this type of product is difficult to forecast under the current economic conditions and trends in tourism.

  In addition, the Company is in the process of subdividing an ocean front parcel in Kaanapali into six single family homesites of approximately one acre each. The individual lot prices range from $1.9 million to $2.4 million. Currently, two of the lots in the project are in escrow, with closings anticipated in late 1995.

   In early 1986, the Company entered into a joint venture agreement with Tobishima Pacific Inc., a wholly- owned subsidiary of a Japanese company, the purpose of which is to plan, manage and develop approximately 96 acres of beachfront property at Kaanapali (known as "North Beach"). The joint venture (in which the Company has a 50% interest) has State land use and County zoning approvals for the subdivision and development of the infrastructure improvements necessary to accommodate up to 3,200 hotel and/or condominium units on this site. These development plans may be affected by the current review of state land designations (discussed below). This North Beach property constitutes nearly all of the remaining developable beachfront acreage at Kaanapali. In October 1992, the Company completed construction of a 3-acre park on the North Beach site, which is part of the master plan for this property and was a requirement imposed by the County in obtaining certain permits. The development of North Beach continues to be tied to the completion of the aforementioned Lahaina bypass highway or other traffic mitigation measures satisfactory to the Maui County Planning Commission. The Company is currently reviewing alternatives in providing other traffic mitigation measures.

  The Office of State Planning ("OSP") for the State of Hawaii is currently implementing changes to the State designations for land use throughout the State of Hawaii, a process that is performed every five years. The Company is not aware of any changes being made by the OSP that will materially affect the current state land use designations on Company lands.

   In addition, citizen advisory committees ("CAC") reviewed Maui County's Community Plans to determine whether changes should be recommended, a process that is done every ten years. As previously reported, one of the citizen advisory committees involved in this review process recommended several changes to the Lahaina Community Plan that could have an adverse impact on Company lands, including one recommendation (among others) to downzone to park designation roughly two-thirds of the
Company's North Beach property in Kaanapali. If the CAC recommendations are ultimately followed, they could have a material adverse effect on the value of the North Beach property or on other Company lands.

    The   Company   continues   to   vigorously   oppose   the
aforementioned  CAC  recommendations.   The  Company  strongly
believes that such recommendations regarding Company lands are wholly inappropriate and that the Company's arguments to
retain   the   current  zoning  and  other  entitlements   are
meritorious. After the CAC made its recommendations, the Maui County Planning Commission held public hearings and then published its own recommendations as part of the Community Plan review process. The Commission disagreed with most of the CAC's recommendations and has recommended that there be no substantial change in the land use designation for the Company's lands, including North Beach. However, the Mayor of Maui County has expressed concern to the planning commission over further development at North Beach, and urged broad review of the Lahaina Community Plan issues. A committee of the Maui County Council has conducted public hearings on the Community Plan and has concurred with the Planning Commission recommendation on North Beach. The Maui County Council will conduct final public hearings and has scheduled public readings on the Community Plan amendments in December 1995.
The Maui County Council will adopt by ordinance any amendments it desires to make to the Community Plans. It is anticipated any ordinances adopted by the Maui County Council will occur by late 1995 or early 1996. While the Company is hopeful that its arguments will be heeded, there can be no assurance that the current zoning (and other land use designations and entitlements) for the North Beach property and other Company lands will be retained, or that efforts to recover just compensation for any loss of current entitlements would be successful. Management continues to evaluate and consider all alternatives in seeking favorable resolutions to these entitlements and zoning issues.

   Appropriate state land use designations and conformity with county community plans are essential elements to the land development process. It is impossible to predict the outcome of these reviews at this time and, accordingly, the Company cannot determine what impact (if any) these reviews will ultimately have on the Company's lands.

   Further, the Department of the Army has determined that there are two wetlands sites on the North Beach property, totaling approximately 21,800 square feet. The Company has retained experts to evaluate these sites and to insure compliance with all laws. While there can be no assurance as to the ultimate determinations with respect to the wetlands issue, the Company does not anticipate that these sites will materially adversely affect the development plans for North Beach.

   In June 1994, the Company submitted a Land Use Boundary Amendment Petition with the State of Hawaii Land Use Commission and a General Plan Amendment Application with the County of Kauai for the urbanization of approximately 552 acres of land on Kauai currently in sugar cane cultivation. The proposed project is planned to be a mixed use master planned community which will include a variety of both affordable and market rate residential units, commercial and industrial projects and a number of community and public based facilities. The filing of these land use applications is the first step required in converting agriculture zoned land into urban zoned land. There are a number of additional reports, studies, applications and permits that will be required before final land use approvals are obtained. In May 1995, the County of Kauai approved the Company's General Plan Amendment Application, subject to a number of conditions (to be addressed during the subsequent zoning amendment process).
Final action on the Company's Land Use Boundary Amendment petition is anticipated in late 1995. While the Company is optimistic that the proposed project will receive favorable support, it is anticipated that the approval process will require at least 3 - 5 years. The entitlement process in Hawaii has historically been a very difficult and arduous process and there is no guarantee that all approvals will be obtained. Once construction commences, subject to market conditions, the project is expected to span over 20 years.


PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

       The Company and/or certain of its affiliates have been named as defendants in several pending lawsuits, most of which constitute routine litigation arising from the ordinary course of business. While it is impossible to predict the outcome of the litigation that is now pending (or threatened) and for which the potential liability is not covered by insurance, the Company is of the opinion that the ultimate liability from any of the litigation will not materially adversely affect the Company's financial condition.


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)The  following  documents  are  included  as   an
          exhibits to this report.

                                4.1**     Indenture, including
                      the   form  of  COLAS,  among  Amfac/JMB
                      Hawaii,   Inc.,   its  subsidiaries   as
                      Guarantors and Continental Bank National
                      Association,  as Trustee  (dated  as  of
                      March 14, 1989).

                                  4.2***     Revolving  Credit
                      Agreement  dated February 15,  1989  and
                      the  First and Second Amendments to  the
                      Revolving    Credit   Agreement    dated
                      February 15, 1990 and February 15,  1990
                      between   Amfac/JMB  Hawaii,  Inc.   and
                      Continental Bank N.A.

                                  4.3****    The  $175,000,000
                      Revolving  Line of Credit and Letter  of
                      Credit  Facility  from Continental  Bank
                      N.A.  to  Amfac/JMB Hawaii, Inc.  as  of
                      August 15, 1990.

                                 4.4*****  Amendment dated  as
                      of January 17, 1990 to the Indenture relating to the COLAS.

                                     4.5*****      $28,097,832
                      Promissory  Note  from  Amfac,  Inc.  to
                      Amfac/JMB  Hawaii,  Inc.  Extended   and
                      Reissued  Effective December  31,  1990,
                      December 31, 1991, December 31, 1994.

                                  4.6******  The   five   year
                      $66,000,000  loan  with  the  Employees'
                      Retirement System of the State of Hawaii
                      to Amfac/JMB Hawaii, Inc. as of June 25,
                      1991.

                                  4.7******   The  $75,000,000
                      Amended  and  Restated Credit  Agreement
                      dated    September   10,   1991,   among
                      Amfac/JMB  Hawaii, Inc. and  Continental
                      Bank N.A.

                                     4.8******     $28,097,832
                      Promissory  Note  from  Amfac,  Inc.  to
                      Amfac/JMB  Hawaii,  Inc.  extended   and
                      reissued effective December 31, 1991

                                 4.9****** $28,800,000 Amended
                      and   Restated  Credit  Agreement  dated
                      August  1, 1992 among Amfac/JMB  Hawaii,
                      Inc. and Continental Bank N.A.

                                   4.10*****13,250,000    Loan
                      Agreement among Heller Financial,  Inc.,
                      as  Lender, The Lihue Plantation Company
                      Limited,   Limited,  as  Borrower,   and
                      Amfac/JMB  Hawaii,  Inc.,  Kekaha  Sugar
                      Company,  Limited,  Oahu  Sugar  Company
                      Limited   and   Pioneer  Mill   Company,
                      Limited,  as  Guarantors  December   30,
                      1992.

                                 4.11***** $15,000,000  Credit
                      Agreement  dated March  31,  1993  among
                      AMFAC/JMB  Hawaii, Inc. and  Continental
                      Bank N.A.


                                  4.12*****  $10,000,000  loan
                      agreement  between  Waikele  Golf  Club,
                      Inc. and ORIX USA Corporation.
                                          $10,000,000     loan
                      agreement  between  Waikele  Golf  Club,
                      Inc. and Bank of Hawaii.

                                     4.13*****     $28,097,832
                      Promissory  Note  from  Amfac,  Inc.  to
                      Amfac/JMB  Hawaii,  Inc.  extended   and
                      reissued effective December 31, 1994.

                                 4.14  $52,000,000  Promissory
                      Note   to  Northbrook  Corporation  from
                      Amfac/JMB Hawaii, Inc. effective May 31,
                      1995 is filed herewith.

                                  10.1*       Escrow   Deposit
                      Agreement.

                                 10.2*      General  Lease  S-
                      4222,  dated  January 1,  1969,  by  and
                      between  the State of Hawaii and  Kekaha
                      Sugar Company, Limited.

                                 10.3*      Grove  Farm  Haiku
                      Lease,  dated January 25,  1974  by  and
                      between Grove Farm Company, Incorporated
                      and   The   Lihue  Plantation   Company,
                      Limited.

                                 10.4*      General  Lease  S-
                      4412,  dated  October 31, 1974,  by  and
                      between  the  State of  Hawaii  and  the
                      Lihue Plantation Company, Limited.

                                 10.5*      General  Lease  S-
                      4576,  dated  March  15,  1978,  by  and
                      between  the  State of  Hawaii  and  The
                      Lihue Plantation Company, Limited.

                                 10.6*      General  Lease  S-
                      3827, dated July 8, 1964, by and between
                      the State of Hawaii and East Kauai Water
                      Company, Ltd.

                                 10.7*     Kauai Lagoon Resort
                      Hotel  Lease, dated March 25,  1987,  by
                      and   between   The   Lihue   Plantation
                      Company, Limited and Hemmeter-VMS  Kauai
                      Company I.

                                10.8*     Kauai Lagoons Resort
                      Golf Course Lease, dated March 25, 1987,
                      by  and  between  The  Lihue  Plantation
                      Company, Limited and Hemmeter-VMS  Kauai
                      Company I.

                                  10.9*      Construction  and
                      Operation  Agreement,  dated  June   23,
                      1978,   between  The  Lihue   Plantation
                      Company,  Limited  and  Foster   Wheeler
                      Kauai, Inc.

                                  10.10*      Power   Purchase
                      Agreement, dated as of July 14, 1978, by
                      and   between   The   Lihue   Plantation
                      Company,  Limited and Citizens Utilities
                      Company.

                                 10.11*     U.S.  Navy  Waipio
                      Peninsula Agricultural Lease, dated  May
                      26,  1964, between The United States  of
                      America  (as  represented  by  the  U.S.
                      Navy) and Oahu Sugar Company, Ltd.

                                 10.12*     Amendment  to  the
                      Robinson Estate Hoaeae Lease, dated  May
                      15,   1967,   by  and  between   various
                      Robinsons, heirs of Robinsons,  Trustees
                      and   Executors,  etc.  and  Oahu  Sugar
                      Company,  Limited amending and restating
                      the previous lease.

                                 10.13*     Amendment  to  the
                      Campbell  Estate Lease, dated April  16,
                      1970,  between Trustees under  the  Will
                      and  of  the  Estate of James  Campbell,
                      Deceased,   and   Oahu  Sugar   Company,
                      Limited   amending  and  restating   the
                      previous lease.

                                 10.14*    Bishop Estate Lease
                      No.  24,878, dated June 17, 1977, by and
                      between  the Trustees of the  Estate  of
                      Bernice  Pauahi Bishop and Pioneer  Mill
                      Company, Limited.

                                     10.15*    General Lease S-
                      4229,  dated February 25, 1969,  by  and
                      between  the  State of  Hawaii,  by  its
                      Board of Land and Natural Resources  and
                      Pioneer Mill Company, Limited.

                                     10.16*    Honokohau Water
                      License,   dated  December   22,   1980,
                      between Maui Pineapple Company Ltd.  and
                      Pioneer Mill Company, Limited.

                                     10.17*    Water Licensing
                      Agreement, dated September 22, 1980,  by
                      and   between  Maui  Land  &   Pineapple
                      Company, Inc. and Amfac, Inc.

                                   10.18*      Joint   Venture
                      Agreement, dated as of March  19,  1986,
                      by    and    between   Amfac    Property
                      Development    Corp.    and    Tobishima
                      Properties of Hawaii, Inc.

                                     10.19*        Development
                      Agreement, dated March 19, 1986, by  and
                      between  Kaanapali  North  Beach   Joint
                      Venture  and  Amfac Property  Investment
                      Corp. and Tobishima Pacific, Inc.

                                  10.20*      California   and
                      Hawaiian   Sugar  Company  ("C   &   H")
                      Standard Sugar Marketing Contract, dated
                      as of January 1, 1972.
                                      Note:  The exhibit  copy
                      is  unsigned, however, the contract  (as
                      amended) is effective between C & H  and
                      each of the following companies:





                                              Kekaha     Sugar
                           Company, Limited
                      The Lihue Plantation Company, Limited
                      Oahu Sugar Company, Limited
                      Pioneer Mill Company, Limited.

                                  10.21*      California   and
                      Hawaiian Sugar Company Standard Molasses
                      Marketing Contract, dated as of  January
                      1, 1972.

                                       Note:  The exhibit copy
                      is unsigned, however, the contract (as amended) is effective between C & H and each of the following companies:

                      Kekaha Sugar Company, Limited
                      The Lihue Plantation Company, Limited
                      Oahu Sugar Company, Limited
                      Pioneer Mill Company, Limited

                                 10.22*    Indenture of Lease,
                      dated  May  5, 1987, between  The  Lihue
                      Plantation Company, Limited and Hemmeter-
                      -VMS Kauai Company I.

                                 10.23*    Keep-Well Agreement
                      between   Northbrook   Corporation   and
                      Amfac/JMB Finance, Inc.

                                     10.24*         Repurchase
                      Agreement, dated March 14, 1989, by  and
                      between   Amfac/JMB  Hawaii,  Inc.   and
                      Amfac/JMB Finance, Inc.

                                 10.25*     Amfac  Hawaii  Tax
                      Agreement,  dated  November   21,   1988
                      between  Amfac/JMB  Hawaii,  Inc.,   and
                      Amfac  Property Development Corp.; Amfac
                      Property  Investment Corp.; Amfac  Sugar
                      and  Agribusiness, Inc.; Kaanapali Water
                      Corporation;  Amfac Agribusiness,  Inc.;
                      Kekaha Sugar Company, Limited; The Lihue
                      Plantation Company, Limited; Oahu  Sugar
                      Company,  Limited; Pioneer Mill Company,
                      Limited; Puna Sugar Company, Limited; H.
                      Hackfeld   &  Co.,  Ltd.;  and  Waiahole
                      Irrigation Company, Limited.

                                 10.26*    Amfac-Amfac  Hawaii
                      Tax  Agreement, dated February 27,  1989
                      between   Amfac,  Inc.   and   Amfac/JMB
                      Hawaii, Inc.

                                 10.27*    Services Agreement,
                      dated   November   18,   1988,   between
                      Amfac/JMB   Hawaii,  Inc.,   and   Amfac
                      Property   Development   Corp.;    Amfac
                      Property  Investment Corp.; Amfac  Sugar
                      and  Agribusiness, Inc.; Kaanapali Water
                      Corporation;  Amfac Agribusiness,  Inc.;
                      Kekaha Sugar Company, Limited; The Lihue
                      Plantation Company, Limited; Oahu  Sugar
                      Company,  Limited; Pioneer Mill Company,
                      Limited; Puna Sugar Company, Limited; H.
                      Hackfeld   &  Co.,  Ltd.;  and  Waiahole
                      Irrigation  Company,  Limited  and   JMB
                      Realty Corporation.

                                19.0*    $35,700,000 agreement
                      for  sale  of C&H and certain other  C&H
                      assets,  to A&B Hawaii, Inc. in June  of
                      1993.

                                        Pursuant to item  6.01
                       (b)(4) of Regulation SK, the registrant
                       hereby   undertakes  to   provide   the
                       commission upon its request a  copy  of
                       any agreement with respect to long-term
                       indebtedness of the registrant and  its
                       consolidated subsidiaries that does not
                       exceed  10 percent of the total  assets
                       of  the registrant and its subsidiaries
                       on a consolidated basis.

  *         Previously  filed  as exhibits  to  the  Company's
Registration  Statement  of Form S-1 (as  amended)  under  the
Securities  Act  of  1933  (File  No.  33-24180)  and   hereby
incorporated by reference.

  **        Previously filed as exhibits to the Company's Form
10-K  report  under the Securities Act of 1934 (File  No.  33-
24180) filed on March 27, 1989 and hereby incorporated by reference.

  ***       Previously filed as exhibits to the Company's Form
10-K  report  under the Securities Act of 1934 (File  No.  33-
24180) filed on March 28, 1990 and hereby incorporated by reference.

 ****     Previously filed as exhibit to the Company's Form 10-
Q  report under the Securities Act of 1934 (File No. 33-24180)
filed  on  November  13,  1990  and  hereby  incorporated   by
reference.

  *****         Previously filed as exhibits to the  Company's
Form 10-K report under the Securities Act of 1934 (File No. 33-
24180) filed on March 27, 1991 and hereby incorporated by reference.

  ******        Previously filed as exhibits to the  Company's
Form 10-Q report under the Securities Act of 1934 (File No. 33-
24180) filed on August 13, 1991 and hereby incorporated by reference.

  *******  Previously filed as exhibits to the Company's  Form
10-Q  report  under the Securities Act of 1934 (File  No.  33-
24180) filed on November 8, 1991 and hereby incorporated by reference.

  ******** Previously filed as exhibits to the Company's  Form
10-K  report  under the Securities Act of 1934 (File  No.  33-
24180) filed on March 27, 1992 and hereby incorporated by reference.

  *********     Previously filed as exhibit to  the  Company's
Form 10-Q report under the Securities Act of 1934 (File No. 33-
24180) filed on November 11, 1992 and hereby incorporated by reference.

  **********    Previously filed as exhibit to  the  Company's
Form 10-K report under the Securities Act of 1934 (File No. 33-
24180) filed on March 29, 1993 and hereby incorporated by reference.

  ***********   Previously filed as exhibit to  the  Company's
Form 10-Q report under the Securities Act of 1934 (File No. 33-
24180) filed on May 14, 1993 and hereby incorporated by reference.

 ************Previously filed as exhibit to the Company's Form
10-Q  report  under the Securities Act of 1934 (File  No.  33-
24180) filed November 11, 1993 and hereby incorporated by reference.




  *************Previously filed as exhibit  to  the  Company's
Form 10-K report under the Securities Act of 1934 (File No. 33-
24180) filed March 27, 1994 and hereby incorporated by reference.

                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   AMFAC/JMB HAWAII, INC.




                   By:  Gary Smith
                        Vice President
                   Date:    November 10, 1995


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:    November 10, 1995
                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   AMFAC/JMB FINANCE, INC.




                   By:  Gary Smith
                        Vice President
                   Date:    November 10, 1995


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:    November 10, 1995
                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   AMFAC PROPERTY DEVELOPMENT CORP.




                   By:  Gary Smith
                        Vice President
                   Date:    November 10, 1995


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:    November 10, 1995
                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   AMFAC PROPERTY INVESTMENT CORP.




                   By:  Gary Smith
                        Vice President
                   Date:    November 10, 1995


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:    November 10, 1995

                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   AMFAC SUGAR AND AGRIBUSINESS, INC.




                   By:  Gary Smith
                        Vice President
                   Date:    November 10, 1995


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:    November 10, 1995
                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   KAANAPALI WATER CORPORATION




                   By:  Gary Smith
                        Vice President
                   Date:    November 10, 1995


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:    November 10, 1995
                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   AMFAC AGRIBUSINESS, INC.




                   By:  Gary Smith
                        Vice President
                   Date:    November 10, 1995


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:    November 10, 1995
                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   KEKAHA SUGAR COMPANY, LIMITED




                   By:  Gary Smith
                        Vice President
                   Date:    November 10, 1995


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:    November 10, 1995
                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   THE LIHUE PLANTATION COMPANY, LIMITED




                   By:  Gary Smith
                        Vice President
                   Date:    November 10, 1995


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:    November 10, 1995

                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   OAHU SUGAR COMPANY, LIMITED




                   By:  Gary Smith
                        Vice President
                   Date:    November 10, 1995


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:    November 10, 1995
                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   PIONEER MILL COMPANY, LIMITED




                   By:  Gary Smith
                        Vice President
                   Date:    November 10, 1995


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:    November 10, 1995
                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   PUNA SUGAR COMPANY, LIMITED




                   By:  Gary Smith
                        Vice President
                   Date:    November 10, 1995


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:    November 10, 1995
                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   H. HACKFELD & CO., LTD.




                   By:  Gary Smith
                        Vice President
                   Date:    November 10, 1995


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:    November 10, 1995
                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   WAIAHOLE IRRIGATION COMPANY, LIMITED




                   By:  Gary Smith
                        Vice President
                   Date:    November 10, 1995


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:    November 10, 1995
                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   WAIKELE GOLF CLUB, INC.




                   By:  Gary Smith
                        Vice President
                   Date:    November 10, 1995


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                   Gary Smith
                   Principal Accounting Officer
                   Date:    November 10, 1995