Form 10-Q
period 1996-03-30
AMFAC JMB HAWAII INC
filed 1996-05-15
CIK 839437

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:  AMFAC/JMB FINANCE, INC.
     Commission File No. 36-3611183
     Form 10-Q

Gentlemen:

Enclosed, for the above-mentioned registrant, are eight copies one of which is manually executed of registrant's current report on Form 10-Q for the quarter ended March 31, 1996.

Please acknowledge receipt of the Form 10-Q filing, by signing and returning the self-addressed stamped postcard.

Thank You.

Very truly yours,

AMFAC/JMB FINANCE, INC.

By:  Northbrook Corporation
     Parent Company

     By:  _____________________
          Gary Smith
          Vice President
          and Principal Accounting Officer














Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:  AMFAC/JMB HAWAII, INC.
     Commission File No. 33-24180
     Form 10-Q

Gentlemen:

Enclosed, for the above-mentioned registrant, are eight copies one of which is manually executed of registrant's current report on Form 10-Q for the quarter ended March 31, 1996.

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


For the quarter ended March 31, 1996 Commission File Number 33-24180



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

As  of  May  13,  1996,  each of Amfac/JMB  Hawaii,  Inc.  and
Amfac/JMB Finance, Inc. had 1,000 shares of Common Stock outstanding. All such Common Stock is owned by its respective parent and not traded on a public market.









                   ADDITIONAL REGISTRANTS (1)

                                                     Address, including,
                                                     zip code,
Exact name of     State or other    IRS              and telephone number,
registrant as     jurisdiction of   Employer         including area code of
specified in its  incorporation or  Identification   registrant's principal
Charter           organization      Number           executive offices

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



                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements                                4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                21




PART II  OTHER INFORMATION


Item 1.  Legal Proceedings                                 31

Item 6.  Exhibits and Reports on Form 8-K                  31


PART I.  FINANCIAL INFORMATION
     ITEM 1.  Financial Statements
                         AMFAC/JMB HAWAII, INC.

                       Consolidated Balance Sheets

                    March 31, 1996 and December 31, 1995
                         (Dollars in Thousands)
                              (Unaudited)

                              A S S E T S

                                           March 31,      December 31,
                                             1996              1995
                                         --------------   --------------
A S S E T S
Current assets:
 Cash and cash equivalents                 $10,561            11,745
 Receivables-net                             5,960             8,720
 Inventories                                56,558            49,641
 Prepaid expenses                            2,888             3,102
                                          --------           --------
     Total current assets                   75,967            73,208
                                          --------           --------
Investments                                 45,192            45,080
                                          --------           --------

Property, plant and equipment:
 Land and land improvements                335,578           336,069
 Machinery and equipment                    56,882            56,882
 Construction in progress                    1,941             1,428
                                          --------           --------
                                           394,401           394,379
 Less accumulated dep.
 and amortization                           29,358            27,762
                                          --------           --------
                                           365,043           366,617
                                          --------           --------
Deferred expenses                           13,901            14,225
Other assets                                28,369            28,468
                                          --------           --------
                                        $  528,472           527,598
                                         ==========         ==========
L I A B I L I T I E S
Current liabilities:
 Accounts payable                       $    7,345             8,562
 Accrued expenses                           11,474            13,268
 Current portion of
 long-term debt                              1,730            67,730
 Current portion of
 deferred inc. taxes                        13,333            10,902

Other amounts due
 affiliates                                 24,931            22,862
                                          --------           --------
Total current liabilities                   58,813           123,324
                                          --------           --------
Amounts due to affiliates                   84,348            76,911
Acc.postretirement benefit
obligation                                  60,122            61,037
Long-term debt                              92,279            26,765
Other long-term liabilities                 36,419            34,366
Deferred income taxes                       97,614            98,691
Certificate of Land
Appreciation Notes                         220,692           220,692
                                          --------          --------
Commitments and contingencies
(notes 2, 3, 4, 6, 7, 8 and 9)
Total liabilities                          650,287           641,786
                                          --------          --------

S T O C K H O L D E R S'  E Q U I T Y  (D E F I C I T )

Common stock, no par value
Authorized, issued and
outstanding 1,000 shares                         1                1
Additional paid-in capital                   7,808           11,495
Retained earnings (deficit)               (129,624)        (125,684)
                                         ---------         ---------

Total stockholders' equity
(deficit)                                 (121,815)        (114,188)
                                         ---------         ---------
                                        $  528,472          527,598
                                        ============     ===========

   The accompanying notes are an integral part of the consolidated financial statements.



                      AMFAC/JMB HAWAII, INC.

             Consolidated Statements of Operations

           Three Months Ended March 31, 1996 and 1995

                     (Dollars in Thousands)

                          (Unaudited)
                              Three Months Ended
                                   March 31
                             --------------------
                                1996     1995
                              -------   -------
Revenue:
 Agriculture                  $ 5,688    1,299
 Property                       9,368   12,846
                              -------   -------
                               15,056   14,145
                              -------   -------
Cost of sales:
 Agriculture                    4,113      569
 Property                       5,339    8,057
                              -------   -------
                                9,452    8,626

Selling, general
and administrative              3,149    4,075
Depreciation and
amortization                    1,596    1,714
                               -------  -------
Total costs and expenses       14,197   14,415

Operating income(loss)            859     (270)
                               -------  -------
Non-operating income
(expenses):
 Amortization of
  financing costs                (316)    (511)
 Interest expense              (6,908)  (6,006)
 Interest income                   92      351
                               -------  -------
                               (7,132)  (6,166)
                               -------  -------
 Loss before taxes             (6,273)  (6,436)
                               -------  -------
 Income tax benefit            (2,333)  (2,409)
                               -------  -------
 Net loss                      $(3,940) (4,027)
                              ======== ========

   The accompanying notes are an integral part of the consolidated financial statements.

                     AMFAC/JMB HAWAII, INC.

             Consolidated Statements of Cash Flows

           Three Months Ended March 31, 1996 and 1995

                     (Dollars in Thousands)
                          (Unaudited)

                                                   1996            1995
                                                 --------        --------
Cash flows from operating activities:
 Net loss                                        $(3,940)        (4,027)
 Items not requiring (providing) cash:
   Depreciation and amortization                   1,596          1,714
   Amortization of deferred expenses                 316            511
   Equity in earnings of investments                  23             39
   Income tax benefit                             (2,333)        (2,409)

Changes in:
   Receivables - net                               2,760           525
   Inventories                                    (6,407)       (6,472)
   Prepaid expenses                                  214            58
   Accounts payable                               (1,217)        5,183
   Accrued expenses                                 (933)       (2,933)
   Other amounts due affiliates                    1,208           799
   Other long-term liabilities                     1,344           241
                                                  --------       --------
   Net cash used in
   operating activities                           (7,369)       (6,771)
                                                  --------       --------
Cash flows from investing activities:
 Property additions                                 (514)         (243)
 Property disposals and retirements
 - net                                                 --            7
 Investments in joint ventures
 and partnerships                                   (135)           (7)
 Short-term investments                               --        23,013
 Other assets                                         99          (923)
 Other long-term liabilities                        (224)         (245)
                                                  --------      --------
 Net cash provided by (used in)
 investing activities                               (774)        21,602
                                                 --------       --------


                    AMFAC/JMB HAWAII, INC.

          Consolidated Statement of Cash Flows - Continued

          Three Months Ended March 31, 1996 and 1995
                    (Dollars in Thousands)
                         (Unaudited)



                                                    1996       1995
                                                  --------    --------
Cash flows from financing activities:
 Deferred expenses                                     8         --
 Net repayments of long-term debt                   (486)      (948)
 Amounts due to affiliates                         7,437      7,696
                                                ---------   --------
 Net cash provided by financing activities         6,959      6,748
                                                ---------   --------
 Net increase (decrease) in cash and cash
 equivalents                                      (1,184)    21,579
 Cash and cash equivalents,
 beginning of year                                11,745     31,702
                                                ---------   --------
 Cash and cash equivalents,
 end of period                                   $10,561     53,281
                                                =========   ========
Supplemental disclosure of cash flow
information:
 Cash paid for interest
 (net of amounts capitalized)                    $ 5,250     10,032
                                                =========   ========
 Schedule of non-cash investing and
 financing activities:
 Transfer of property actively held
 for sale to real estate inventories
 and accrued costs relating to real
 estate sales                                   $   510      3,911
                                                =========  ========


Accompanying   notes  are  an  integral  part  of  the  consolidated   financial
statements.



                      AMFAC/JMB HAWAII, INC.

           Notes to Consolidated Financial Statements

                    March 31, 1996 and 1995

                        (Dollars in Thousands)

Readers of this quarterly report should refer to the Company's audited financial statements for the fiscal year ended December 31, 1995, which are included in the Company's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


(1)  BASIS OF ACCOUNTING

      On November 17, 1988, the stockholders of Amfac, Inc. ("Amfac") agreed to the merger ("Merger") of Amfac with an affiliate of JMB Realty Corporation ("JMB"). The Merger was consummated on November 18, 1988. Amfac/JMB Hawaii (the "Company") was a wholly-owned subsidiary of Amfac, a subsidiary of Northbrook Corporation ("Northbrook"). In May 1995, Amfac was merged into Northbrook, with Northbrook being the surviving corporation.

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

      The consolidated financial statements as of December 31, 1995 and for the three months ended March 31, 1996 include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The Company's policy is to consider all amounts held with original maturities of three months or less in U.S. Government obligations, certificates of deposit and money market funds (approximately $1,700 and $3,700 at March 31, 1996 and December 31, 1995, respectively) as cash equivalents, which approximates market. These amounts include $1,724 and $1,623 at March 31, 1996 and December 31, 1995, respectively, which were restricted primarily to fund debt service on certain long-term debt (see note 4).

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

     Interest is capitalized to qualifying assets (principally real estate under development) during the period that such assets are undergoing activities necessary to prepare them for their intended uses. Such capitalized interest is charged to cost of sales as revenue from the real estate development is recognized. No material amounts have been capitalized for the three months ended March 31, 1996 and 1995.

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

      Current and deferred taxes have been allocated to the Company as if the Company were a separate taxpayer in accordance with the provisions of SFAS No. 109-Accounting for Income Taxes. However, to the extent the tax indemnification agreement does not require the Company to actually pay income taxes, current taxes payable or receivable have been reflected as deemed contributions or distributions, respectively, to additional paid-in capital in the accompanying consolidated financial statements.

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

                      AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

(2)  AMOUNTS DUE TO AFFILIATES - FINANCING

      The maturity date of the approximately $15,097 of remaining acquisition-related financing owed to affiliates has been extended to June 1, 1997 and bears interest at a rate per annum based upon the prime interest rate (8.25% at March 31, 1996), plus one percent. Affiliates also provided financing of approximately $7,700 during March 1995 with a maturing date of June 1, 1997; such borrowing was repaid in May 1995.

      On June 1, 1995, the Company borrowed $52,000 from Northbrook to redeem Class A COLAS pursuant to the Redemption Offer (see note 3). The Company has also borrowed approximately $7,385 and $9,814 at March 31, 1996 and December 31, 1995, respectively, to fund COLA Base Interest payments and working capital needs. The loans from Northbrook are payable interest only, mature on June 1, 1997 and carry an interest rate per annum equal to the prime interest rate plus two percent. Pursuant to the Indenture relating to the COLAS, the amounts borrowed from Northbrook are considered "Senior Indebtedness" to the COLAS.

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




                      AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)


      On March 14, 1989, Amfac/JMB Finance ("Finance"), a wholly-owned subsidiary of Northbrook and the Company entered into an agreement (the "Repurchase Agreement") concerning Finance's obligations to repurchase, on June 1, 1995 and 1999, the COLAS upon request of the holders thereof. The COLAS were issued in two units consisting of one Class A and one Class B COLA. As specified in the Repurchase Agreement, the repurchase of the Class A COLAS may have been requested by the holders of such COLAS on June 1, 1995 at a price equal to the original principal amount of such COLAS ($.5) minus all payments of principal and interest allocated to such COLAS. The cumulative interest paid per Class A COLA through June 1, 1995 was $.135. The repurchase of the Class B COLAS may be requested of Finance by the holders of such COLAS on June 1, 1999 at a price equal to 125% of the original principal amount of such COLAS ($.5) minus all payments of principal and interest allocated to such COLAS. Through the date of this report, the cumulative interest paid per Class A and Class B COLA is approximately $.155 and $.155, respectively.

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



                      AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

      As a result of the repurchases, the Company retired approximately $164,045 in face value of COLA debt and recognized a financial statement gain in the second quarter of 1995 of approximately $32,544 (net of income taxes of $20,807, the write-off of deferred financing costs of $10,015, the write-off of accrued contingent base interest of $5,667 and expenses of $894). Such gain is treated as cancellation of indebtedness income for tax purposes and, accordingly, the income taxes related to the Class A Redemption Offer
(approximately $9,106) will not be indemnified by the tax agreement with Northbrook (see note 1).

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

(4)  LONG-TERM DEBT

      In June 1991, the Company obtained a five-year $66,000 loan from the Employees' Retirement System of the State of Hawaii ("ERS"). An initial funding of $60,000 was received in June 1991. The remaining balance of $6,000 was added to the principal balance on July 1, 1992 in payment of the first year of accrued interest on the loan. The nonrecourse loan is secured by a first mortgage on the Kaanapali Golf Courses, and is considered "Senior Indebtedness" (as defined in the Indenture relating to the COLAS). The loan bore interest at a rate per annum equal to the greater of (i) the base interest rate announced by the Bank of Hawaii on the first of July for each subsequent year or (ii) ten percent per annum through June 30, 1993 and nine percent per annum thereafter. The loan is payable interest only on a quarterly basis. The annual interest payments are in excess of the cash flow generated by the Kaanapali Golf Courses and the Company ceased making required debt service payments in April 1995. The Company has been working with the ERS to renegotiate the terms of the loan including an extension of the June 1996 maturity date. The principal balance was included in the current portion of long-term debt as of December 31, 1995 in the accompanying consolidated financial statements. In conjunction with the Company's renegotiations, the Company made an interest payment of $1,650 in August 1995.

      In April 1996, the Company reached an agreement to amend the loan with the ERS, extending the maturity date for five years. In exchange for the loan extension, the ERS received the right to participate in the "Net Disposition Proceeds" (as defined) related to the sale of the golf courses or the refinancing or maturity of the loan. The ERS share of the Net Disposition Proceeds increases from 30% through June 30, 1997, to 40% for the period from July 1, 1997 to June 30, 1999 and to 50% thereafter. The loan amendment effectively adjusts the interest rate as of January 1, 1995 to 9.5% until June 30, 1996. After June 30, 1996, the loan bears interest at a rate per annum equal to the five-year treasury rate on July 1, 1996 (5.97% at March 31, 1996) plus 2 1/4%. The loan amendment requires the Company to pay interest at the rate of 7% for the period from January 1, 1995 to June 30, 1996, 7.5% from July 1, 1996 to June 30, 1997, 7.75% from July 1, 1997 to June 30,
1998 and 8.5% thereafter ("Minimum Pay Rates"). The Company made a payment in April 1996 for $4,119, representing the minimum interest payment due for the period April 1995 to April 1996. The

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

scheduled minimum interest payments are paid quarterly on the principal balance of the $66,000 loan. The difference between the interest expense accrued and the minimum interest payment accrues interest and is payable on an annual basis from excess cash flow, if any, generated from the Kaanapali Golf Courses. Although the outstanding loan balance remains nonrecourse, the amendment makes the minimum interest payments and the ERS's share of appreciation, if any, recourse to the Company. Such payments would become nonrecourse if the Company were to elect to tender an executed deed to the property to the ERS.

      In January 1993, The Lihue Plantation Company, Limited ("Lihue") obtained a ten-year $13,250 loan used to fund the acquisition of Lihue's power generation equipment. The $13,250 loan, constituting "Senior Indebtedness" under the COLAS' Indenture, consists of two ten-year amortizing term loans of $10,000 and $3,250, respectively, payable in quarterly installments commencing July 1, 1993 in the principal amount of $250, and $81 (plus interest), respectively. The $10,000 and $3,250 loans have outstanding balances of $7,250 and $945, respectively, as of March 31, 1996 and bear interest at a rate equal to the prime rate (8.25% at March 31, 1996) plus three and one half percent and the prime rate plus four and one-half percent, respectively. Lihue has purchased an interest rate agreement which effectively caps the prime rate for the first five years of the loan agreement at eight percent. The loan is secured by the Lihue power generation equipment, sugar inventories and receivables, certain other assets and real property of the Company and has limited recourse to the Company and certain other subsidiaries.

      In October 1993, Waikele Golf Club, Inc. ("WGCI"), a wholly-owned subsidiary of the Company which owns and operates the Waikele Golf Course, obtained a five-year $20,000 loan facility from two lenders. The loan consists of two $10,000 amortizing loans. Each loan bears interest only for the first two years and interest and principal payments based upon an assumed 20-year amortization period for the remaining three years. The loans bear interest at prime plus 1/2% and LIBOR (5.5% at March 31, 1996) plus 3%, respectively. The loan is secured by WGCI's assets (the golf course and related improvements and equipment), is guaranteed by the Company, and is considered "Senior Indebtedness" (as defined in the Indenture relating to the COLAS). As of March 31, 1996 scheduled annual principal maturities are $303 in 1996, $405 in 1997, and the balance of $19,106 in 1998.


                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                       (Dollars in Thousands)

(5)  SEGMENT INFORMATION

      Agriculture and Property comprise separate industry segments of the Company. "Operating Income-Other" consists primarily of unallocated overhead expenses and "Total Assets-Other" consists primarily of cash and deferred expenses. Total assets at the balance sheet dates, capital expenditures, operating income (loss) and depreciation and amortization during the three months ended March 31, 1996 and 1995 are set forth below by each industry segment:

                                       March  31,  December 31,
                                          1996         1995
                                      ---------      ---------
Total Assets:
  Property                               $200,491    199,999
  Agriculture                             307,143    304,170
  Other                                    20,838     23,429
                                        ---------   ---------
                                         $528,472    527,598
                                        =========   =========
                                      Three Months  Three Months
                                          Ended        Ended
                                       March 31,    March 31,
                                          1996         1995
                                       -----------  -----------
Capital Expenditures:
 Agriculture                            $  341           72
 Property                                  173          171
                                        ---------   ---------
                                        $  514          243
                                        =========   =========

                                     Three Months  Three Months
                                         Ended        Ended
                                       March 31,    March 31,
                                         1996          1995
                                     ------------  ------------
Operating income (loss):
 Agriculture                            $  395         (624)
 Property                                1,412        1,781
 Other                                    (948)      (1,427)
                                        ---------   ---------
                                        $  859         (270)
                                        ==========  =========
Depreciation and amortization:
 Agriculture                            $1,029        1,203
 Property                                  518          464
 Other                                      49           47
                                        ---------   ---------
                                        $1,596        1,714
                                        =========   =========

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                   (Dollars in Thousands)

(6)  TRANSACTIONS WITH AFFILIATES

      The Company incurred interest expense of approximately $2,024 for the three months ended March 31, 1996 and approximately $418 for the three months ended March 31, 1995 in connection with the acquisition and additional financing, obtained from an affiliate, approximately $6,889 of such interest was unpaid as of March 31, 1996.

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

      The Company, its subsidiaries, and their joint ventures reimburse Northbrook, JMB and their affiliates for direct expenses incurred on their behalves, including salaries and salary-related expenses incurred in connection with the management of the Company's (or subsidiaries' or joint ventures') operations. The total of such costs was approximately $125 during the three months ended March 31, 1995 and approximately $154 for the three months ended March 31, 1996, $742 of which was unpaid as of March 31, 1996. In addition, as of March 31, 1996, the other amounts due to affiliates includes $9,106 of income taxes payable related to the Class A COLA Redemption Offer (see note 3). Also, the Company pays a non-accountable reimbursement of approximately $30 per month to JMB and its affiliates for general overhead expenses, all of which was paid as of March 31, 1996.

      JMB Insurance Agency, Inc. earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those available to the Company in similar dealings with unaffiliated third parties. The total of such commissions for the three months ended March 31, 1995 was approximately $242 and approximately $235 for the three months ended March 31, 1996 all of which was paid as of March 31, 1996.

      Northbrook and its affiliates allocate certain charges for services to the Company based upon the estimated level of services, of which $8,194 was unpaid as of March 31, 1996. These services and costs are intended to reflect the Company's separate costs of doing business and are principally related to the inclusion of the Company's employees in the Northbrook pension plan, payment of severance and termination benefits and reimbursement for insurance claims paid on behalf of the Company.
                     AMFAC/JMB HAWAII, INC.

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

       One of the Company's defined benefit plans, the Retirement Plan for the Employees of Amfac, Inc. (the "Plan"), terminated effective December 31, 1994. The settlement of the Plan occurred in May 9, 1995. The Company replaced this plan with the "Core Retirement Award Program", a defined contribution plan that commenced on January 1, 1995. In the new plan an Eligible Employee (as defined) is credited with an annual contribution equal to 3% of the employee's qualified compensation. The new plan's cost to the Company and the benefits provided to the participants are comparable to the former Plan.

(8)  COMMITMENTS AND CONTINGENCIES

      The Company is involved in various matters of litigation and other claims. Management, with knowledge of facts and after consultation with legal counsel, is of the opinion that the Company's liability (if any), when ultimately determined, will not have a material adverse effect on the Company's financial position.

       The Company's Property segment has contractual commitments (related to project costs) of approximately $3,100 as of March 31, 1996. Additional development expenditures are dependent upon the Company's ability to obtain financing for such costs and on the timing and extent of property development and sales.

     As  of  March 31, 1996 certain portions of the  Company's
land   not  currently  under  development  or  used  in  sugar
operations are mortgaged as security for approximately  $1,128 of performance bonds related to property development.
                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Concluded

                     (Dollars in Thousands)

(9)  INCOME TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1995 are as follows:

    Deferred tax assets:
      Postretirement benefits                         $(23,804)
      Interest accruals                                 (3,149)
      Other accruals                                    (3,074)
                                                      ---------
                Total gross deferred tax assets        (30,027)
                                                      ---------
    Deferred tax liabilities:
       Accounts receivable, related to profit
       on sales of sugar                                 3,332
       Inventories, principally due to sugar production
       costs, capitalized interest and purchase          4,716
        accounting adjustments
      Plant and equipment, principally due to differences
        in depreciation and purchase
        accounting adjustments                           7,696
      Land and land improvements, principally due
        to purchase accounting adjustments             101,204
      Deferred gains, due to installment
        gains for income tax purposes                    8,492
      Investments in unconsolidated entities, principally
      due to purchase accounting adjustments            14,180
                                                      --------
                Total deferred tax liabilities         139,620
                                                      --------
                Net deferred tax liability            $109,593
                                                     =========

(10)  ADJUSTMENTS

      In the opinion of the Company, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1996 and for the three months ended March 31, 1996 and 1995.

                    AMFAC/JMB FINANCE, INC.

                         Balance Sheets

              March 31, 1996 and December 31, 1995

      (Dollars in thousands, except per share information)

                          (Unaudited)

                           A s s e t

                                         March 31,  December 31,
                                           1996         1995
                                        ----------- -----------
Cash                                    $    1            1
                                        =========   ==========

     L i a b i l i t y  a n d  S t o c k h o l d e r ` s  E q u i t y

Repurchase obligation (note 2)

Common stock, $1 par value; authorized, issued
 and outstanding - 1,000 shares         $    1            1
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

(2)  REPURCHASE OBLIGATIONS

     On March 14, 1989, Finance and a subsidiary of Northbrook (Amfac/JMB Hawaii, Inc.) entered into an agreement (the "Redemption Agreement") concerning Finance's obligation (on June 1, 1995 and 1999) to repurchase, upon request of the holders thereof, the Certificate of Land Appreciation Notes due 2008 ("COLAS"), to be issued by Amfac/JMB Hawaii, Inc. in conjunction with the acquisition of Amfac/JMB Hawaii, Inc.. A total aggregate principal amount of $384,737 of COLAS were issued during the offering, which terminated on August 31,
1989. The COLAS were issued in two units consisting of one Class A and one Class B COLA. As specified in the Repurchase Agreement, the repurchase of the Class A COLAS may have been requested of Finance by the holders of such COLAS on June 1, 1995 at a price equal to the original principal amount of such COLAS ($.500) minus all payments of principal and interest allocated to such COLAS. The cumulative interest paid per Class A COLA through June 1, 1995 was $.135. The repurchase of the Class B COLAS may be requested of Finance by the holders of such COLAS on June 1, 1999 at a price equal to 125% of the original principal amount of such COLAS ($.500) minus all payments of principal and interest allocated to such COLAS. To date, the cumulative interest paid per Class A and Class B COLA is approximately $.155 and $.155, respectively.

      On March 14, 1989, Northbrook entered into a keep-well agreement with Finance, whereby it agreed to contribute sufficient capital to Finance to enable Finance to meet the COLA repurchase obligations described above. Notwithstanding Finance's repurchase obligations, Amfac/JMB Hawaii, Inc. may elect to redeem any COLAS requested to be repurchased at the specified purchase price all in accordance with the terms in the Indenture.

     On March 15, 1995, pursuant to the indenture that governs the terms of the COLAS (the "Indenture"), Amfac/JMB Hawaii, Inc. elected to exercise its right to redeem, and therefore was obligated to repurchase, any and all Class A COLAS submitted pursuant to the Redemption Offer at a price of $.365 per Class A COLA.




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

      On March 14, 1989, Amfac/JMB Finance ("Finance"), a wholly-owned subsidiary of Northbrook Corporation ("Northbrook"), and the Company entered into an agreement (the "Repurchase Agreement") concerning Finance's obligations (on June 1, 1995 and 1999) to repurchase the COLAS upon request of the holders thereof. The COLAS were issued in two units consisting of one Class A and one Class B COLA. As specified in the Repurchase Agreement, the repurchase of the Class A COLAS may have been requested by the holders of such COLAS on June 1, 1995 at a price equal to the original principal amount of such COLAS ($500) minus all payments of principal and interest allocated to such COLAS. The cumulative interest paid per Class A COLA through June 1, 1995 was $135. The repurchase of the Class B COLAS may be requested of Finance by the holders of such COLAS on June 1, 1999 at a price equal to 125% of the original principal amount of such COLAS ($500) minus all payments of principal and interest allocated to such COLAS. Through the date of this report, the cumulative interest paid per Class A and Class B COLA is approximately $155 and $155, respectively.

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

     As described above, the Company borrowed $52 million from Northbrook to redeem Class A COLAS pursuant to the Redemption Offer (see Note 3). The Company has also borrowed approximately $7.4 million and $9.8 million at March 31, 1996 and December 31, 1995, respectively, to fund COLA Base Interest payments and working capital needs. The loans from Northbrook are payable interest only, mature on June 1, 1997 and carry an interest rate per annum equal to the prime interest rate plus two percent. Pursuant to the Indenture relating to the COLAS, the amounts borrowed from Northbrook are considered "Senior Indebtedness" to the COLAS.

      As a result of the repurchases, the Company retired approximately $164 million face value of COLA debt and recognized a financial statement gain in the second quarter of 1995 of approximately $32.5 million (net of income taxes of $20.8 million, the write-off of deferred financing costs of $10.0 million, the write-off of accrued contingent base interest of $5.7 million and expenses of $.9 million). Such gain is treated as cancellation of indebtedness income for tax purposes and, accordingly, the income taxes related to the Class A Redemption Offer (approximately $9.1 million) will not be indemnified by the tax agreement with Northbrook (see Note
1).

     Pursuant to the terms of the Indenture, relating to the COLAS, the Company is required to maintain a Value Maintenance Ratio of 1.05 to 1.00. Such ratio is equal to the relationship of the Company's Net Asset Value (defined as the excess of (i) Fair Market Value of the gross assets of the Company over (ii) the amount of the liabilities (excluding liabilities resulting from generally accepted accounting principles enacted subsequent to the date of the Indenture) of the Company other than the outstanding principal balance of the COLAS, any unpaid Mandatory and Contingent Base Interest, and certain other liabilities, to the sum of (x) the outstanding principal amount of the COLAS, plus (y) any unpaid Base Interest, plus
(z) the outstanding principal balance of any Indebtedness incurred to redeem COLAS. The COLA Indenture requires the Company to obtain independent appraisals of the fair market value of the gross assets used to calculate the Value Maintenance Ratio as of December 31 in each even-numbered calendar year. Accordingly, the Company obtained independent appraisals of substantially all of its gross real estate assets as of December 31, 1994; the appraised values of such assets ranged in total from approximately $600-$650 million. In odd-numbered years (during which time appraisals are not required), the Fair Market Value of the gross assets of the Company used to compute the Value Maintenance Ratio is determined by the Company's management. To the extent that management believes that the aggregate Fair Market Value of the Company's assets exceeds by more than 5% the Fair Market Value of such assets included in the most recent appraisal, the Company must obtain an updated appraisal supporting such increase. As of December 31, 1995, management does not believe that the aggregate Fair Market Value of the Company's assets has increased by more than 5% from the appraisal values obtained as of December 31, 1994. Based on such values, and after consideration of the other components of the computation, the Company was in compliance with the Value Maintenance Ratio as of December 31, 1994 and December 31, 1995. It should be noted that the concept of Fair Market Value is intended to represent the value that an independent arm's-length purchaser, seeking to utilize such asset for its highest and best use, would pay after taking into consideration the risks and benefits associated with such use or development, current restrictions on development (including zoning limitations, permitted densities, environmental restrictions, restrictive covenants, etc.) and the likelihood of changes to such restrictions; provided, however, that with respect to any Fair Market Value determination of all of the assets of the Company, such assets shall not be valued as if sold in bulk to a single purchaser. There can be no assurance that the Company's properties can be ultimately sold at prices equivalent to their appraised values.

      In June 1991, the Company obtained a five-year $66,000 loan from the Employees' Retirement System of the State of Hawaii ("ERS"). An initial funding of $60,000 was received in June 1991. The remaining balance of $6,000 was added to the principal balance on July 1, 1992 in payment of the first year of accrued interest on the loan. The nonrecourse loan is secured by a first mortgage on the Kaanapali Golf Courses, and is considered "Senior Indebtedness" (as defined in the Indenture relating to the COLAS). The loan bore interest at a rate per annum equal to the greater of (i) the base interest rate announced by the Bank of Hawaii on the first of July for each subsequent year or (ii) ten percent per annum through June 30, 1993 and nine percent per annum thereafter. The loan is payable interest only on a quarterly basis. The annual interest payments are in excess of the cash flow generated by the Kaanapali Golf Courses and the Company ceased making required debt service payments in April 1995. The Company has been working with the ERS to renegotiate the terms of the loan including an extension of the June 1996 maturity date. The principal balance was included in the current portion of long-term debt as of December 31, 1995 in the accompanying consolidated financial statements. In conjunction with the Company's renegotiations, the Company made an interest payment of $1,650 in August 1995.

      In April 1996, the Company reached an agreement to amend the loan with the ERS, extending the maturity date for five years. In exchange for the loan extension, the ERS received the right to participate in the "Net Disposition Proceeds" (as defined) related to the sale of the golf courses or the refinancing or maturity of the loan. The ERS share of the Net Disposition Proceeds increases from 30% through June 30, 1997, to 40% for the period from July 1, 1997 to June 30, 1999 and to 50% thereafter. The loan amendment effectively adjusts the interest rate as of January 1, 1995 to 9.5% until June 30, 1996. After June 30, 1996, the loan bears interest at a rate per annum equal to the five-year treasury rate on July 1, 1996 (5.97% at March 31, 1996) plus 2 1/4%. The loan amendment requires the Company to pay interest at the rate of 7% for the period from January 1, 1995 to June 30, 1996, 7.5% from July 1, 1996 to June 30, 1997, 7.75% from July 1, 1997 to June 30,
1998 and 8.5% thereafter ("Minimum Pay Rates"). The Company made a payment in April 1996 for $4,119, representing the minimum interest payment due for the period April 1995 to April 1996. The scheduled minimum interest payments are paid quarterly on the principal balance of the $66,000 loan. The difference between the interest expense accrued and the minimum interest payment accrues interest and is payable on an annual basis from excess cash flow, if any, generated from the Kaanapali Golf Courses. Although the outstanding loan balance remains nonrecourse, the amendment makes the minimum interest payments and the ERS's share of appreciation, if any, recourse to the Company. Such payments would become nonrecourse if the Company were to elect to tender an executed deed to the property to the ERS.

      In October 1993, Waikele Golf Club, Inc. ("WGCI"), a wholly-owned subsidiary of the Company that owns and operates the Waikele Golf Course, obtained a five-year $20 million loan facility from two lenders. The loan consists of two $10 million amortizing loans. Each loan bears interest only for the first two years and interest and principal payments based upon an assumed 20-year amortization period for the remaining three years. The loans bear interest at prime plus 1/2% and LIBOR (5.5% at March 31, 1996) plus 3%, respectively. The loan is secured by WGCI's assets (the golf course and related improvements and equipment), is guaranteed by the Company, and is considered "Senior Indebtedness" (as defined in the Indenture relating to the COLAS).

      Pursuant to an agreement entered into with the City of Honolulu in 1991 relating to the development of the Company's Waikele project, if the Company sells the Waikele golf course, depending on the price and certain other contingencies, a payment of up to $15 million might be required to be made to the City to be used to assist in the City's affordable housing developments.

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

      In order to generate additional cash flows for the Company, management has identified certain land parcels that are not included in the Company's long-term development plans. The Company continues to pursue an aggressive land sales program for these non-strategic assets. During the three months ended March 31, 1996, the Company generated approximately $.7 million from non-strategic land sales and an additional $2.4 million from the sale of 10 lots at its Kaanapali Golf Estates development on the island of Maui. During 1995, the Company generated approximately $30.8 million in land sales, most of which related to non-strategic parcels. In addition, the Company received an approximate $1.0 million deposit, which represents the purchase price for 10 acres on Oahu.

      At March 31, 1996, the Company had cash and cash equivalents of approximately $10.6 million.

      The Company intends to use its cash reserves, sales proceeds and financing or joint venture arrangements to meet its short-term and long-term liquidity requirements, which include funding the development costs remaining at Waikele, West Maui and Kauai, agricultural deficits, payment of interest expense and the repayment of principal on debt obligations (as necessary). The Company's long-term liquidity is dependent upon its ability to obtain additional financing and the consummation of certain property sales. There can be no assurance that additional long-term financing can be obtained or property sales consummated. The Company's land holdings on Maui and Kauai are its primary sources of future land sale revenues. However, due to current market conditions, the difficulty in obtaining land use approvals and the high development costs of required infrastructure, the planned development of these land holdings and the ability to generate cash flow from them are expected to be long-term in nature. Accordingly, if no such financing can be obtained or additional property sales consummated, the Company will defer (to the extent possible) development costs and capital expenditures to meet liquidity requirements. Additionally, the Company's plans for property sales may also be adversely impacted by the inability of potential buyers to obtain financing.

      The Company does not expect to generate a sufficient level of Net Cash Flow to pay Base Interest in excess of four percent for 1996.

      The Company continues to implement certain cost savings measures and to defer development project costs and capital expenditures for longer-term projects. The Company's Property segment is anticipated to expend an additional approximately $12.4 million in project costs during the remainder of 1996.

     During 1995, the Company has restructured its sugar operations, including consolidation of the operations at its two Kauai plantations and changing to a seasonal mode of operations at each of its plantations (consistent with other global sugar operations). The Company anticipates that cost savings related to the sugar operations will be associated with these changes.

     The price of raw sugar that the Company receives is based upon the price of domestic sugar (less delivery and administrative costs) as currently controlled by U.S. Government price supports legislation. On April 4, 1996, President Clinton signed the Federal Agriculture Improvement and Reform Act of 1996 ("the Act"). The Act keeps the loan rate at 18 cents per pound. However, the Act includes certain other adjustments to the sugar program including making crop loans recourse to the producer and repealing marketing allotments which may over time depress the domestic price of raw sugar. There can be no assurance that in the future, the government price support will not be reduced or eliminated entirely. Such a reduction or an elimination of price supports could have a material adverse affect on the Company's agriculture operations, and possibly could cause the Company to evaluate the cessation of its remaining sugar cane operations.

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





 RESULTS OF OPERATIONS

     GENERAL:

      The Company and its subsidiaries report their taxes as a part of the consolidated tax return of the Company's parent, Northbrook. The Company and its subsidiaries entered into a tax indemnification agreement with Northbrook, which indemnifies them for responsibility for all past, present and future federal and state income tax liabilities (other than income taxes which are directly attributable to cancellation of indebtedness income caused by the repurchase or redemption of securities as provided for in or contemplated by the Repurchase Agreement).

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

      Accrued expenses decreased as of March 31, 1996 as compared to December 31, 1995, primarily due to the timing of COLA interest payments and reclassification of deferred interest on the ERS loan to non-current off-set by interest accrued on affiliated financing.

     Current portion of long-term debt decreased and long-term debt increased as of March 31, 1996 as compared to December
31, 1995, due primarily to the reclassification of the ERS loan from current to long-term (see Note 4).

     Current deferred income taxes increased at March 31, 1996 as compared to December 31, 1995 due primarily to an increase in agricultural inventory costs which are deductible for tax purposes. Non current deferred income taxes decreased at March 31, 1996 as compared to December 31, 1995 due primarily to deferred interest on the ERS loan.

      The  current portion of amounts due affiliates increased
as  of  March  31,  1996  as compared  to  December  31,  1995 primarily due to accrued interest on additional affiliated financing.

      Other long-term liabilities increased as of December 31, 1996 as compared to December 31, 1995 primarily due to the difference between the interest expense accrued and minimum interest payments required under the amended terms of the ERS loan. (see Note 4).

      Interest expense increased for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 primarily due to interest expense related to additional affiliated financing partially off-set by the early retirement of Class A and Class B COLAS.

     AGRICULTURE:

      The Company's Agriculture segment is responsible for activities related to the cultivation, processing and sale of sugar cane and other agricultural products. Agriculture's revenues are primarily derived from the Company's sale of its raw sugar.

      The Company's sugar plantation subsidiaries sell their raw sugar production to the Hawaiian Sugar and Transportation Company ("HSTC"), which is an agricultural cooperative owned by the major Hawaii producers of raw sugar (including the
Company), under a marketing agreement. HSTC sells the raw sugar production to the California and Hawaii Sugar Company ("C&H") pursuant to a long-term supply contract. The terms of the supply contract do not require a specified level of production by the Hawaii producers; however, HSTC is obligated to sell and C&H is obligated to purchase any raw sugar produced. HSTC returns to its raw sugar suppliers proceeds based upon the domestic sugar price less delivery and administrative charges. The Company recognizes revenues and related cost of sales upon delivery of its raw sugar to C&H.

     The price of raw sugar that the Company receives is based upon the price of domestic sugar (less delivery and administrative costs) as currently controlled by U.S. Government price supports legislation. On April 4, 1996, President Clinton signed the Federal Agriculture Improvement and Reform Act of 1996 ("the Act"). The Act keeps the loan rate at 18 cents per pound. However, the Act includes certain other adjustments to the sugar program including making crop loans recourse to the producer and repealing marketing allotments which may over time depress the domestic price of raw sugar. There can be no assurance that in the future, the government price support will not be reduced or eliminated entirely. Such a reduction or an elimination of price supports could have a material adverse affect on the Company's agriculture operations, and possibly could cause the Company to evaluate the cessation of its remaining sugar cane operations.

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

     Receivables decreased as of March 31, 1996 as compared to
December 31, 1995 primarily due to the timing of payments  for
deliveries  of  raw  sugar  and  the  collection  of   certain
insurance claims outstanding as of December 31, 1995.

     Inventories increased as of March 31, 1996 as compared to December 31, 1995 primarily due to the capitalization of planting and other costs and the timing of the harvesting of sugar cane.

     Agricultural revenues and cost of sales increased for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 primarily due to the timing of shipments of raw sugar to C&H. Agricultural operating income for the three months ended March 31, 1996 as compared to an operating loss for the three months ended March 31, 1995 is primarily due to the amortization of unrecognized gains related to postretirement benefit obligations.

     PROPERTY:

      The Company's Property segment is responsible for the following: land planning and development activities; obtaining land use, zoning and other governmental approvals; selling or financing developed and undeveloped land parcels; and the management and operation of the Company's golf course facilities.

      The Company expended approximately $.1 and $.2 million for the three months ended March 31, 1996 and 1995, respectively, for planned project costs at Waikele. Such costs include construction of roadways, utilities and related infrastructure improvements and the golf course and clubhouse, all of which are substantially complete. On a cumulative project-to-date basis, the Company has generated revenues at Waikele totaling approximately $230 million. Such sales have included commercial property and parcel sales to home builders.

      For the three months ended March 31, 1996, the Company generated approximately $3.1 million of land sales.

      Property sales and cost of sales decreased for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 primarily due to the receipt of proceeds related to certain contingent participation rights at Waikele in 1995 and the decreased sales volume of non-strategic land parcels, offset in part by increased sales at the Kaanapali Golf Estates in 1996.

     The Company is currently examining options for developing the approximately 60 acres of fee simple land it owns at the mill site of Oahu Sugar Company, and has begun the process of seeking community input and the necessary government approvals for a light industrial subdivision on an approximately 31-acre portion of the property, which excludes property containing the sugar mill and adjacent buildings. In connection with the development of this property, the Company has received state
land  use  urbanization  for  the  entire  60-acre  site.   In
addition, the Company has received an "industrial" city development plan designation for 25.5 acres of the proposed 31-acre light industrial subdivision, and has obtained City Council approval of "industrial" designation for the remaining
5.5 acres, which designation must also be approved by the Mayor.

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

     During 1993, the Company obtained final land use approval from the State, and certification through the State's Housing Finance Development Corporation ("HFDC"), for the development of a project on approximately 300 acres of Company land known as "Puukolii Village", which is also located near Kaanapali Beach Resort. In connection with this land use approval, the Company is committed to providing additional housing on Maui in the affordable price range. The final land use approval and the HFDC development agreement contain certain conditions which must be satisfied in order for the Company to develop Puukolii Village, including realigning the access road (which will benefit uses for adjacent Company lands in future periods). Moreover, development of certain portions of Puukolii Village cannot commence until after completion of the state-planned Lahaina bypass highway (mentioned above). The proposed development of Puukolii Village is anticipated to satisfy the Company's affordable housing requirements in connection with the South Beach Mauka land use approval as well as the North Beach property (described below). The Company anticipates commencing construction of infrastructure of Puukolii Village in the later half of 1996.

      The planned development of the Company's land on Maui is expected to be long term in nature. As Maui is less populated than Oahu and more dependent on the resort/tourism industry, much of the Company's land is intended for resort and resort-related uses. Due to overall economic conditions and trends in tourism, recent demand for these land uses has been relatively weak. The Company's currently available homesite product on Maui, which is targeted to the second home buyer, has experienced slow sales activity to date. The Company's competitors on Maui have also experienced slow sales activity in the second home market. The Company is continuing to evaluate its planned products and the timing of development of its land holdings in light of the current weak market demand and the capital resources needed for future development.

      The Company is marketing Kaanapali Golf Estates, a new residential community, which is part of South Beach Mauka adjacent to the Kaanapali Beach Resort in West Maui. During the three months ended March 31, 1996, the Company sold 10 homesites for approximately $2.4 million which includes 8 homesites to a developer who plans to construct and sell houses on these lots. Between April 1 and May 15, 1996, the Company sold an additional 6 homesites for approximately $2.2 million. The Company currently has approximately 8 homesites on the market, which are priced from approximately $400,000 to $1 million.

     In 1995, the Company has subdivided an ocean front parcel in Kaanapali into six single family homesites of approximately one acre each. The individual lot prices range from $1.9 million to $2.4 million. Sales of two of the lots in the project closed in December 1995, generating total sales proceeds of approximately $4.1 million. The Company is marketing the remaining 4 lots.

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

      In February 1996, the Maui County Council adopted a Community Plan ordinance for West Maui that does not include any amendments to the current Community Plan designation of the Company's North Beach property (thus rejecting the CAC recommendations that two-third's of North Beach be downzoned to "Park"). The ordinance was signed by the Mayor of the County of Maui in late February 1996.

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

      In June 1994, the Company submitted a Land Use Boundary Amendment Petition with the State of Hawaii Land Use Commission ("LUC") and a General Plan Amendment Application with the County of Kauai for the urbanization of approximately 552 acres of land on Kauai currently in sugar cane cultivation. The proposed project is planned to be a mixed use master planned community which will include a variety of both affordable and market rate residential units, commercial and industrial projects and a number of community and public based facilities. The filing of these land use applications is the first step required in converting agriculture zoned land into urban zoned land. There are a number of additional reports, studies, applications and permits that will be required before final land use approvals are obtained. In May 1995, the County of Kauai approved the Company's General Plan Amendment Application, subject to a number of conditions (to be addressed during the subsequent zoning amendment process). In December 1995, the LUC granted the Company the land use amendments sought by the Company subject to a number of conditions. In April 1996, the Kauai County Council approved the Company's application to rezone the project. The Mayor of the County of Kauai has not yet approved the rezoning. While the Company is optimistic that the proposed project will continue to receive favorable support, it is anticipated that the approval process will require at least 3 - 5 years. The entitlement process in Hawaii has historically been a very difficult and arduous process and there is no guarantee that all approvals will be obtained. Once construction commences, subject to market conditions, the project is expected to span over 20 years.



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

              4.1* Indenture, including the form of COLAS, among Amfac/JMB Hawaii,Inc., its subsidiaries as Guarantors and
                      Continental Bank National Association, as Trustee (dated as of March 14, 1989).

              4.2** Amendment dated as of January 17, 1990 to the Indenture relating to the COLAS.

              4.3***  $28,097,832 Promissory  Note  from
                      Amfac,  Inc.  to Amfac/JMB  Hawaii,  Inc.
                      extended and reissued effective December 31, 1993.

              4.4**** The five  year $66,000,000  loan  with
                      the  Employees'Retirement System of the
                      State of Hawaii to Amfac/JMB Hawaii, Inc.
                      as of June 25, 1991.

              4.5*****$15,000,000 Credit Agreement dated
                      March  31,  1993  among AMFAC/JMB  Hawaii, Inc.
                      and  Continental Bank N.A.

              4.6******$10,000,000 loan agreement between Waikele
                       Golf  Club, Inc. and ORIX USA Corporation.
                       $10,000,000 loan agreement between
                       Waikele  Golf Club, Inc. and Bank of Hawaii.

              4.7*******$52,000,000 Promissory Note to Northbrook
                        Corporation from Amfac/JMB Hawaii,  Inc.
                        effective May 31, 1995 is filed herewith.

              4.8 Agreement for delivery and sale of raw sugar between Hawaii Sugar Transportation Corporation, as seller, and C&H, as Buyer, dated June 4, 1993.

              4.9      Standard Sugar Marketing Contracts between
                       Hawaiian Sugar Transportation Company and
                       Hawaii Sugar Growers dated June 4, 1993.

              10.1*    Escrow Deposit Agreement.

              10.2* General Lease S-4222, dated January 1, 1969, by and between the State of Hawaii and Kekaha
                       Sugar Company, Limited.

              10.3* Grove Farm Haiku Lease, dated January 25, 1974 by and between Grove Farm Company, Incorporated and The Lihue Plantation Company, Limited.

              10.4* General Lease S-4412, dated October 31, 1974, by and between the State of Hawaii and the Lihue Plantation Company, Limited.

              10.5* General Lease S-4576, dated March 15, 1978, by and between the State of Hawaii and The Lihue Plantation Company, Limited.

              10.6* General Lease S-3827, dated July 8, 1964, by and between the State of Hawaii and East Kauai Water Company, Ltd.

              10.7*    Amended and Restated Power Purchase
                       Agreement, dated as of July 14, 1978, by and between The Lihue Plantation Company,
                       Limited and Citizens Utilities Company.

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

              10.17 Keep-Well Agreement between Northbrook Corporation and Amfac/JMB Finance, Inc.

              10.18*   Repurchase Agreement, dated March 14, 1989,
                       by  and between   Amfac/JMB  Hawaii,  Inc.
                       and Amfac/JMB Finance, Inc.

              10.19*  Amfac  Hawaii  Tax Agreement, dated
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

              10.20*  Amfac-Amfac  Hawaii Tax  Agreement, dated
                      February 27,  1989 between  Amfac,  Inc.
                      and   Amfac/JMB  Hawaii, Inc.

              10.21*  Services Agreement, dated November  18, 1988,
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

********  Previously filed as an exhibit to the Company's Form
10-Q  report  under the Securities Act of 1934 (File  No.  33-
24180)   filed  May  12,  1995  and  hereby  incorporated   by
reference.


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   AMFAC/JMB HAWAII, INC.




                   By:  Gary Smith
                        Vice President
                   Date:    May 13, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:    May 13, 1996


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   AMFAC/JMB FINANCE, INC.




                   By:  Gary Smith
                        Vice President
                   Date:May 13, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:May 13, 1996


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   AMFAC PROPERTY DEVELOPMENT CORP.




                   By:  Gary Smith
                        Vice President
                   Date:May 13, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:May 13, 1996


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   AMFAC PROPERTY INVESTMENT CORP.




                   By:  Gary Smith
                        Vice President
                   Date:May 13, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:May 13, 1996



                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   AMFAC SUGAR AND AGRIBUSINESS, INC.




                   By:  Gary Smith
                        Vice President
                   Date:May 13, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:May 13, 1996


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   KAANAPALI WATER CORPORATION




                   By:  Gary Smith
                        Vice President
                   Date:May 13, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:May 13, 1996


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   AMFAC AGRIBUSINESS, INC.




                   By:  Gary Smith
                        Vice President
                   Date:May 13, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:May 13, 1996


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   KEKAHA SUGAR COMPANY, LIMITED




                   By:  Gary Smith
                        Vice President
                   Date:May 13, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:May 13, 1996


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   THE LIHUE PLANTATION COMPANY, LIMITED




                   By:  Gary Smith
                        Vice President
                   Date:May 13, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:May 13, 1996



                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   OAHU SUGAR COMPANY, LIMITED




                   By:  Gary Smith
                        Vice President
                   Date:May 13, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:May 13, 1996


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   PIONEER MILL COMPANY, LIMITED




                   By:  Gary Smith
                        Vice President
                   Date:May 13, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:May 13, 1996


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   PUNA SUGAR COMPANY, LIMITED




                   By:  Gary Smith
                        Vice President
                   Date:May 13, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:May 13, 1996


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   H. HACKFELD & CO., LTD.




                   By:  Gary Smith
                        Vice President
                   Date:May 13, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:May 13, 1996


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   WAIAHOLE IRRIGATION COMPANY, LIMITED




                   By:  Gary Smith
                        Vice President
                   Date:May 13, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:May 13, 1996


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   WAIKELE GOLF CLUB, INC.




                   By:  Gary Smith
                        Vice President
                   Date:May 13, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                   Gary Smith
                   Principal Accounting Officer
                   Date:May 13, 1996