Form 10-Q
period 1996-06-30
AMFAC JMB HAWAII INC
filed 1996-08-14
CIK 839437

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:  AMFAC/JMB FINANCE, INC.
     Commission File No. 36-3611183
     Form 10-Q

Gentlemen:

Enclosed, for the above-mentioned registrant, are eight copies one of which is manually executed of registrant's current report on Form 10-Q for the quarter ended June 30, 1996.

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

Gentlemen:

Enclosed, for the above-mentioned registrant, are eight copies one of which is manually executed of registrant's current report on Form 10-Q for the quarter ended June 30, 1996.

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


For the quarter ended June 30, 1996 Commission File Number 33-
24180



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

As  of  August  13, 1996, each of Amfac/JMB Hawaii,  Inc.  and
Amfac/JMB Finance, Inc. had 1,000 shares of Common Stock outstanding. All such Common Stock is owned by its respective parent and not traded on a public market.







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
                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements                               4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations               23




PART II  OTHER INFORMATION


Item 1.  Legal Proceedings                                 32

Item 6.  Exhibits and Reports on Form 8-K                  33


PART I.  FINANCIAL INFORMATION
     ITEM 1.  Financial Statements
                         AMFAC/JMB HAWAII, INC.

                       Consolidated Balance Sheets

                    June 30, 1996 and December 31, 1995
                         (Dollars in Thousands)
                              (Unaudited)

                              A S S E T S
                                            June 30,         December 31,
                                             1996                1995
                                         --------------    --------------
A S S E T S
Current assets:
 Cash and cash equivalents                  $9,641            11,745
 Receivables-net                            14,122             8,720
 Inventories                                47,614            49,641
 Prepaid expenses                            2,571             3,102
                                          --------           --------
     Total current assets                   73,948            73,208
                                          --------           --------
Investments                                 45,168            45,080
                                          --------           --------
Property, plant and equipment:
 Land and land improvements                333,919           336,069
 Machinery and equipment                    57,230            56,882
 Construction in progress                    2,245             1,428
                                          --------           --------
                                           393,394           394,379
 Less accumulated dep.
 and amortization                           30,912            27,762
                                          --------           --------
                                           362,482           366,617
                                          --------           --------
Deferred expenses                           13,443            14,225
Other assets                                29,964            28,468
                                          --------           --------
                                        $  525,005           527,598
                                         ==========         ==========
L I A B I L I T I E S
Current liabilities:
 Accounts payable                       $    6,970             8,562
 Accrued expenses                            9,638            13,268
 Current portion of
 long-term debt                              1,730            67,730
 Current portion of
 deferred inc. taxes                        14,348            10,902


                              AMFAC/JMB HAWAII, INC.

                    Consolidated Balance Sheets - Continued

                        June 30, 1996 and December 31, 1995
                              (Dollars in Thousands)
                                    (Unaudited)

                                          June 30,       December 31,
                                            1996             1995
                                       -------------    -------------
Amounts due to affiliates                   27,595           22,862
                                          --------          --------
Total current liabilities                   60,281          123,324
                                          --------          --------
Amounts due to affiliates                   90,110           76,911
Accum. postretirement benefit
obligation                                  59,207           61,037
Long-term debt                              91,772           26,765
Other long-term liabilities                 36,335           34,366
Deferred income taxes                       97,962           98,691
Certificate of Land
Appreciation Notes                         220,692          220,692
                                          --------          --------
Commitments and contingencies
(notes 3, 4, 5, 7, 8, 9 and 10)
Total liabilities                          656,359          641,786
                                          --------         --------

S T O C K H O L D E R S'  E Q U I T Y  (D E F I C I T )

Common stock, no par value
Authorized, issued and
outstanding 1,000 shares                         1               1
Additional paid-in capital                   3,385          11,495
Retained earnings (deficit)               (134,740)       (125,684)
                                         ---------        ---------

Total stockholders' equity
(deficit)                                 (131,354)       (114,188)
                                         ---------        ---------
                                        $  525,005         527,598
                                        ============     ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                      AMFAC/JMB HAWAII, INC.

             Consolidated Statements of Operations

            Six Months Ended June 30, 1996 and 1995

                     (Dollars in Thousands)
                          (Unaudited)
                               Three Months Ended         Six Months Ended
                                    June 30                   June 30
                               --------------------     ---------------------
                                 1996     1995              1996    1995
                                       (Restated)                (Restated)
                                -------   -------         ------   ------
Revenue:
    Agriculture                 $16,744    18,427          22,432    19,726
    Property                     12,215    16,611          21,583    29,457
                                -------   -------         -------    -------
                                 28,959    35,038          44,015    49,183
                                -------   -------         -------    -------
Cost of sales:
    Agriculture                  17,532    19,830          21,645    20,399
    Property                      8,385     8,708          13,724    16,765
                                -------   -------        --------   -------
                                 25,917    28,538          35,369    37,164
Selling, general
and administrative                2,793     3,109           5,942     7,184
Depreciation and
amortization                      1,554     1,606           3,150     3,320
                                 -------   -------        -------  -------
Total  costs  and  expenses      30,264    33,253          44,461    47,668

Operating income (loss)          (1,305)    1,785            (446)    1,515
                                 -------  -------         -------   -------
Non-operating income
(expenses):
 Amortization of
   financing costs                (451)     (444)            (767)    (955)
  Interest  expense             (6,490)   (5,565)         (13,398) (11,571)
 Interest income                    70       932              162    1,283
                                -------   -------         -------  -------
                                (6,871)   (5,077)         (14,003) (11,243)
                                -------  -------          -------  -------
  Loss  before  taxes           (8,176)   (3,292)         (14,449)  (9,728)
                                -------  -------          --------  ------
   Income  tax  benefit          3,060     1,207            5,393    3,616
                                -------  -------           -------  -------
 Loss before extra-
  ordinary  item                (5,116)   (2,085)          (9,056)  (6,112)

                     AMFAC/JMB HAWAII, INC.

       Consolidated Statements of Operations - Continued

            Six Months Ended June 30, 1996 and 1995

                     (Dollars in Thousands)
                          (Unaudited)


                               Three Months Ended         Six Months Ended
                                    June 30                    June 30
                               --------------------     ---------------------
                                  1996       1995           1996    1995
                                         (Restated)               (Restated)
                                -------   -------         ------   ------
Extraordinary gain
from extinguishment
of debt (less app-
licable income taxes
of    $20,807)                      --    32,544              --    32,544
                               -------   --------         -------  -------
Net  income (loss)             $(5,116)   30,459          (9,056)   26,432
                               =======    =======         =======  =======

   The accompanying notes are an integral part of the consolidated financial statements.

                     AMFAC/JMB HAWAII, INC.

             Consolidated Statements of Cash Flows

            Six Months Ended June 30, 1996 and 1995

                     (Dollars in Thousands)
                          (Unaudited)
                                                   1996            1995
                                                                (Restated)
                                                 --------        --------
Cash flows from operating activities:
 Net income (loss)                               $(9,056)        26,432
 Items not requiring (providing) cash:
   Depreciation and amortization                   3,150          3,320
   Amortization of deferred expenses                 767            955
   Equity in earnings of investments                  23             62
   Income tax expense (benefit)                   (5,393)        17,191
   Extraordinary gain from extinguish-
   ment of debt                                       --        (53,351)

Changes in:
   Receivables - net                              (5,402)         4,006
   Inventories                                     4,437         (2,815)
   Prepaid expenses                                  531            554
   Accounts payable                               (1,592)         2,398
   Accrued expenses                               (3,630)        (1,811)
   Amounts due to affiliates                       4,733          8,579
   Other long-term liabilities                    (2,134)          (132)
                                                  --------       --------
   Net cash provided by (used in)
   operating activities                           (13,566)         5,388
                                                  --------       --------
Cash flows from investing activities:
 Property additions                               (1,175)         (1,975)
 Property disposals and retirements
 - net                                                 --          2,673
 Investments in joint ventures
 and partnerships                                   (111)           (167)
 Short-term investments                               --          31,998
 Other assets                                     (1,496)           (937)
 Other long-term liabilities                       2,023          (5,060)
                                                  --------       --------

                    AMFAC/JMB HAWAII, INC.

          Consolidated Statement of Cash Flows - Continued

            Six Months Ended June 30, 1996 and 1995
                    (Dollars in Thousands)
                         (Unaudited)

                                                    1996          1995
                                                               (Restated)
                                                  --------      --------
Net cash provided by (used in)
 investing activities                               (759)        26,532
                                                  --------       --------
Cash flows from financing activities:
 Deferred expenses                                    15              1
 Other cost related to extinguishment
 of debt                                              --           (704)
  Net  repayments of long-term debt                 (993)        (1,610)
 Payment to redeem and purchase
 Certificate of Land Appreciation
 Notes (COLAS)                                        --       (105,452)
 Amounts due to affiliates                        13,199         52,000
                                                ---------        --------
 Net cash provided by (used in) financing
 activities                                       12,221        (55,765)
                                                ---------        --------
 Net decrease in cash and cash
 equivalents                                      (2,104)       (23,845)
 Cash and cash equivalents,
 beginning of year                                11,745         31,702
                                                ---------        --------
 Cash and cash equivalents,
 end of period                                   $ 9,641         7,857
                                                =========       ========
Supplemental disclosure of cash flow
information:
 Cash paid for interest
 (net of amounts capitalized)                    $10,275         11,724
                                                 =========      ========



                     AMFAC/JMB HAWAII, INC.

          Consolidated Statement of Cash Flows - Continued

            Six Months Ended June 30, 1996 and 1995
                    (Dollars in Thousands)
                         (Unaudited)

                                                   1996           1995
                                                                (Restated)
                                                 --------       --------
Schedule of non-cash investing and
 financing activities:
 Transfer of property actively held
 for sale to real estate inventories
 and accrued costs relating to real
 estate sales                                    $ 2,410         5,110
                                                 =========     ========

Disposition of Debt:
   Gain on extinguishment of debt                $    --        53,351
    Face value of debt extinguishment                 --      (164,045 )
    Other costs related to debt
    extinguishment                                    --           894
    Write-off of deferred COLA costs                  --        10,015
    Write-off of Contingent Base
    Interest                                          --        (5,667)
                                                 ---------     ---------

      Cash paid to redeem and
      purchase COLAS                            $     --       (105,452)
                                                =========      =========

The accompanying notes are an integral part of the consolidated financial statements.

                      AMFAC/JMB HAWAII, INC.

           Notes to Consolidated Financial Statements

                     June 30, 1996 and 1995

                        (Dollars in Thousands)

Readers of this quarterly report should refer to the Company's audited financial statements for the fiscal year ended December 31, 1995, which are included in the Company's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1)  ADJUSTMENTS

      The extraordinary gain from extinguishment of debt as originally reported in the consolidated statements of operations for the three and six months ended June 30, 1995 has been restated to include the effect of the write-off of accrued contingent base interest of $5,667, less additional expenses of $190 (net of taxes of $2,135). In the opinion of the Company, all other adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1996 and for the three and six months ended June 30, 1996 and 1995.

(2)  BASIS OF ACCOUNTING

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

      The consolidated financial statements as of December 31, 1995 and for the six months ended June 30, 1996 include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      The Company's policy is to consider all amounts held with original maturities of three months or less in U.S. Government obligations, certificates of deposit and money market funds (approximately $4,100 and $3,700 at June 30, 1996 and December 31, 1995, respectively) as cash equivalents, which approximates market. These amounts include $1,185 and $1,623 at June 30, 1996 and December 31, 1995, respectively, which were restricted primarily to fund debt service on certain long-term debt (see note 5).

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

      For  financial  reporting purposes, the  Company  uses  the effective interest rate method and accrues interest on the Certificate of Land Appreciation Notes due 2008 ("COLAS") at 4% per annum, which is the "Mandatory Base Interest" (see note 4).

      Interest is capitalized to qualifying assets (principally real estate under development) during the period that such assets are undergoing activities necessary to prepare them for their intended uses. Such capitalized interest is charged to cost of sales as revenue from the real estate development is recognized. No material amounts have been capitalized for the six months ended June 30, 1996 and 1995.

      The Company and its subsidiaries report their taxes as part of the consolidated tax return of the Company's parent, Northbrook. The Company and its subsidiaries have entered into a tax indemnification agreement with Northbrook which indemnifies the Company and its subsidiaries for responsibility for all past, present and future federal and state income tax liabilities
(other than income taxes which are directly attributable to cancellation of indebtedness income caused by the repurchase or redemption of securities as provided for in or contemplated by the Repurchase Agreement) (see note 4).

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

(3)  AMOUNTS DUE TO AFFILIATES - FINANCING

      The maturity date of the approximately $15,097 of remaining acquisition-related financing owed to affiliates has been extended to June 1, 1998 and bears interest at a rate per annum based upon the prime interest rate (8.25% at June 30, 1996), plus one percent.

       On June 1, 1995, the Company borrowed $52,000 from Northbrook to redeem Class A COLAS pursuant to the Redemption Offer (see note 4). The Company has also borrowed approximately $13,087 and $9,814 at June 30, 1996 and December 31, 1995,
respectively, to fund COLA Base Interest payments and other operational needs. The loans from Northbrook are payable interest only, mature on June 1, 1998 and carry an interest rate per annum equal to the prime interest rate plus two percent. Pursuant to the Indenture relating to the COLAS, the amounts borrowed from Northbrook are considered "Senior Indebtedness" to the COLAS.

(4)  CERTIFICATE OF LAND APPRECIATION NOTES

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

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

     In each calendar year, principal reductions may be made from remaining Net Cash Flow, if any, in excess of all current and unpaid deferred Contingent Base Interest. The COLAS will bear additional contingent interest in any year, after any principal reduction, equal to 55% of remaining Net Cash Flow. Upon maturity, holders of COLAS will be entitled to receive the remaining outstanding principal balance of the COLAS plus unpaid Mandatory Base Interest (4%) plus additional interest equal to the unpaid Contingent Base Interest, to the extent of the Maturity Market Value (Maturity Market Value generally means 90% of the excess of the Fair Market Value (as defined) of the Company's assets at Maturity over its liabilities incurred in connection with its operations), plus 55% of the remaining Maturity Market Value.

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

      On March 15, 1995, pursuant to the indenture that governs the terms of the COLAS (the "Indenture"), the Company elected to offer to redeem (the "Redemption Offer") all Class A COLAS from the registered holders at the same price as would be required of Finance under the Repurchase Agreement, thereby eliminating Finance's obligation to satisfy the Class A COLA repurchase options requested by such holders as of June 1, 1995. Pursuant to the Redemption Offer, and in accordance with the terms of the Indenture, the Company was therefore obligated to purchase any and all Class A COLAS submitted pursuant to the Redemption Offer at a price of $.365 per Class A COLA. In conjunction with the Company's Redemption Offer, the Company made a tender offer (the "Tender Offer") to purchase up to approximately $68,000 principal value of the Class B COLAS at a price of $.220 per Class B COLA from COLA holders electing to have their Class A COLAS repurchased. Approximately 229,000 Class A COLAS were submitted for repurchase pursuant to the Redemption Offer and approximately



                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                        (Dollars in Thousands)

99,000 Class B COLAS were submitted for repurchase pursuant to the Tender Offer, requiring an aggregate payment by the Company of approximately $105,450 on June 1, 1995. The Company used its available cash to purchase Class B COLAS pursuant to the Tender Offer and borrowed $52,000 from Northbrook to purchase Class A COLAS pursuant to the Redemption Offer.

      As a result of the COLA repurchases in 1995, the Company retired approximately $164,045 in face value of COLA debt and recognized a financial statement gain in the second quarter of 1995 of approximately $32,544 (net of income taxes of $20,807, the write-off of deferred financing costs of $10,015, the write-off of accrued contingent base interest of $5,667 and expenses of $894). Such gain is treated as cancellation of indebtedness income for tax purposes and, accordingly, the income taxes related to the Class A Redemption
Offer (approximately $9,106) will not be indemnified by the tax agreement with Northbrook (see note 2).

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

(5)  LONG-TERM DEBT

      In June 1991, the Company obtained a five-year $66,000 loan from the Employees' Retirement System of the State of Hawaii ("ERS"). The nonrecourse loan is secured by a first mortgage on the Kaanapali Golf Courses, and is considered "Senior Indebtedness" (as defined in the Indenture relating to the COLAS). The loan bore interest at a rate per annum equal to the greater of (i) the base interest rate announced by the Bank of Hawaii on the first of July for each year or (ii) ten percent per annum through June 30, 1993 and nine percent per annum thereafter. The annual interest payments were in excess of the cash flow generated by the Kaanapali Golf Courses.

     In April 1996, the Company reached an agreement to amend the loan with the ERS, extending the maturity date for five years. In exchange for the loan extension, the ERS received the right to participate in the "Net Disposition Proceeds" (as defined) related to the sale or the refinancing of the golf courses or at the maturity of the loan. The ERS share of the Net Disposition Proceeds increases from 30% through June 30, 1997, to 40% for the period from July 1, 1997 to June 30, 1999 and to 50% thereafter. The loan amendment effectively adjusts the interest rate as of January 1, 1995 to 9.5% until June 30, 1996. After June 30, 1996, the loan bears interest at a rate per annum equal to the five-year treasury rate on July 1, 1996 (6.48%) plus 2 1/4%. The loan amendment requires the Company to pay interest at the rate of 7% for the period from January 1, 1995 to June 30, 1996, 7.5% from July 1, 1996 to June 30, 1997, 7.75% from July 1, 1997 to
June 30, 1998 and 8.5% thereafter ("Minimum Pay Rates"). The Company has made payments in April 1996 for $4,119 and in July 1996 for $1,148, representing the minimum interest payment due through July 1, 1996. The scheduled minimum payments are paid quarterly on
                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                     (Dollars in Thousands)

the principal balance of the $66,000 loan. The difference between the accrued interest expense and the minimum interest payment accrues interest and is payable on an annual basis from excess cash flow, if any, generated from the Kaanapali Golf Courses. Although the outstanding loan balance remains nonrecourse, the amendment makes the minimum interest payments and the ERS's share of appreciation, if any, recourse to the Company. However, the Company's obligations to make future minimum interest payments and to pay the ERS a share of appreciation would be terminated if the Company tendered an executed deed to the golf course property to the ERS in accordance with the terms of the amendment.

      In January 1993, The Lihue Plantation Company, Limited ("Lihue") obtained a ten-year $13,250 loan used to fund the acquisition of Lihue's power generation equipment. The $13,250 loan, constituting "Senior Indebtedness" under the COLAS' Indenture, consists of two ten-year amortizing term loans of $10,000 and $3,250, respectively, payable in quarterly installments commencing July 1, 1993 in the principal amount of $250, and $81 (plus interest), respectively. The $10,000 and $3,250 loans have outstanding balances of $7,000 and $789, respectively, as of June 30, 1996 and bear interest at a rate equal to the prime rate (8.25% at June 30, 1996) plus three and one half percent and the prime rate plus four and one-half percent, respectively. Lihue has purchased an interest rate agreement which effectively caps the prime rate for the first five years of the loan agreement at eight percent. The loan is secured by the Lihue power generation equipment, sugar inventories and receivables, certain other assets and real property of the Company and has limited recourse to the Company and certain other subsidiaries.

     In October 1993, Waikele Golf Club, Inc. ("WGCI"), a wholly-owned subsidiary of the Company which owns and operates the Waikele Golf Course, obtained a five-year $20,000 loan facility from two lenders. The loan consists of two $10,000 amortizing loans. Each loan bears interest only for the first two years and interest and principal payments based upon an assumed 20-year amortization period for the remaining three years. The loans bear interest at prime plus 1/2% and LIBOR (5.6% at June 30, 1996) plus 3%, respectively. The loan is secured by WGCI's assets (the golf course and related improvements and equipment), is guaranteed by the Company, and is considered "Senior Indebtedness" (as defined in the Indenture relating to the COLAS). As of June 30, 1996 the remaining scheduled annual principal maturities are $202 in 1996, $405 in 1997, and the balance of $19,106 in 1998.

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                     (Dollars in Thousands)

(6)  SEGMENT INFORMATION

     Agriculture and Property comprise separate industry segments of the Company. "Operating Income-Other" consists primarily of unallocated overhead expenses and "Total Assets-Other" consists primarily of cash and deferred expenses. Total assets at the balance sheet dates, capital expenditures, operating income
(loss) and depreciation and amortization during the six months ended June 30, 1996 and 1995 are set forth below by each industry segment:

                                         June 30,   December 31,
                                           1996        1995
                                        ---------    ---------
Total Assets:
   Property                              $196,892      199,999
   Agriculture                            306,204      304,170
 Other                                     21,909       23,429
                                        ---------     ---------
                                         $525,005      527,598
                                        =========     =========

                                       Six Months   Six Months
                                         Ended         Ended
                                        June 30,      June 30,
                                          1996          1995
                                       -----------  -----------
Capital Expenditures:
 Agriculture                            $  711          838
 Property                                  464        1,137
                                        ---------   ---------
                                        $1,175        1,975
                                        =========   =========
                                       Six Months  Six Months
                                         Ended         Ended
                                        June 30,     June 30,
                                          1996         1995
                                     ------------  ------------
Operating income (loss):
 Agriculture                           $(1,556)      (3,307)
 Property                                2,363        7,105
 Other                                  (1,253)      (2,283)
                                       ---------   ---------
                                        $ (446)       1,515
                                       ==========  =========
Depreciation and amortization:
 Agriculture                            $2,048        2,339
 Property                                1,051          885
 Other                                      51           96
                                       ---------   ---------
                                        $3,150         3,320
                                       =========   =========

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

(7)  TRANSACTIONS WITH AFFILIATES

      The Company incurred interest expense of approximately $4,200 for the six months ended June 30, 1996 and approximately $1,353 for the six months ended June 30, 1995 in connection with the acquisition and additional financing, obtained from an affiliate. Approximately $9,065 of such interest was unpaid as of June 30, 1996.

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

      The Company, its subsidiaries, and their joint ventures reimburse Northbrook, JMB and their affiliates for direct expenses incurred on their behalves, including salaries and salary-related expenses incurred in connection with the management of the Company's (or subsidiaries' or joint ventures') operations. The total of such costs was approximately $249 during the six months ended June 30, 1995 and approximately $308 for the six months ended June 30, 1996; approximately $896 of such costs were unpaid as of June 30, 1996. In addition, as of June 30, 1996, the other amounts due to affiliates includes $9,106 of income taxes payable related to the Class A COLA
Redemption Offer (see note 4). Also, the Company pays a non-accountable reimbursement of approximately $30 per month to JMB and its affiliates for general overhead expenses, all of which was paid as of June 30, 1996.

       JMB Insurance Agency, Inc. earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those available to the Company in similar dealings with unaffiliated third parties. The total of such commissions for the six months ended June 30, 1995 was approximately $668 and approximately $423 for the six months ended June 30, 1996 all of which was paid as of June 30, 1996.

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

      Northbrook and its affiliates allocate certain charges for services to the Company based upon the estimated level of services, of which $8,528 was unpaid as of June 30, 1996. These services and costs are intended to reflect the Company's separate costs of doing business and are principally related to the inclusion of the Company's employees in the Northbrook pension plan, payment of severance and termination benefits and reimbursement for insurance claims paid on behalf of the Company.

All amounts described above, deferred or currently payable, do not bear interest and are expected to be paid in future periods.

(8)  EMPLOYEE BENEFIT PLANS

       The Company participates in benefit plans covering substantially all of its employees, which provide benefits based primarily on length of service and compensation levels. These plans are administered by Northbrook in conjunction with other plans providing benefits to employees of Northbrook and its affiliates.

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

(9)  COMMITMENTS AND CONTINGENCIES

     The Company is involved in various matters of litigation and other claims. Management, with knowledge of facts and after consultation with legal counsel, is of the opinion that the Company's liability (if any), when ultimately determined, will not have a material adverse effect on the Company's financial position.

      The Company's Property segment has contractual commitments (related to project costs) of approximately $2,600 as of June 30, 1996. Additional development expenditures are dependent upon the Company's ability to obtain financing for such costs and on the timing and extent of property development and sales.

      As of June 30, 1996 certain portions of the Company's land not currently under development or used in sugar operations are mortgaged as security for approximately $1,128 of performance bonds related to property development.

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Concluded

                     (Dollars in Thousands)

(10)  INCOME TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1995 are as follows:


    Deferred tax assets:
      Postretirement benefits                              $(23,804)
      Interest accruals                                      (3,149)
      Other accruals                                         (3,074)
                                                           ---------
                Total gross deferred tax assets             (30,027)
                                                           ---------
  Deferred tax liabilities:
    Accounts receivable, related to profit on sales
    of sugar                                                  3,332
    Inventories, principally due to sugar production
     costs, capitalized interest and purchase
      accounting adjustments                                  4,716
    Plant and equipment, principally due to differences
     in depreciation and purchase accounting adjustments      7,696
    Land and land improvements, principally due
     to purchase accounting adjustments                     101,204
    Deferred gains, due to installment gains for income
     tax purposes                                             8,492
    Investments in unconsolidated entities, principally
      due to purchase accounting adjustments                 14,180
                                                            --------
                Total deferred tax liabilities              139,620
                                                            --------
                Net deferred tax liability                 $109,593
                                                           =========



                    AMFAC/JMB FINANCE, INC.

                         Balance Sheets

              June 30, 1996 and December 31, 1995

      (Dollars in thousands, except per share information)

                          (Unaudited)


                           A s s e t
                                         June 30,   December 31,
                                           1996        1995
                                        ----------- -----------
Cash                                    $       1            1
                                        ==========    =========

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

      On March 14, 1989, Northbrook entered into a keep-well agreement with Finance, whereby it agreed to contribute sufficient capital to Finance to enable Finance to meet the COLA repurchase obligations described above. Notwithstanding Finance's repurchase obligations, Amfac/JMB Hawaii, Inc. may elect to redeem any COLAS requested to be repurchased at the specified purchase price in accordance with the terms in the indenture that governs the terms of the COLAS (the "Indenture").

      On March 15, 1995, pursuant to the Indenture, Amfac/JMB Hawaii, Inc. elected to exercise its right to redeem, and therefore was obligated to repurchase, any and all Class A COLAS submitted pursuant to the Redemption Offer at a price of $.365 per Class A COLA.


PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                       FINANCIAL  CONDITION  AND  RESULTS   OF
OPERATIONS

Liquidity and Capital Resources

      All references to "Notes" herein are to Notes to Consolidated Financial Statements contained in this report.

     On December 5, 1988, the Company commenced an offering to the public of COLAS pursuant to a Registration Statement on Form S-1 under the Securities Act of 1933. A total of 384,737 COLAS were issued prior to the termination of the offering on August 31, 1989. The net proceeds received from the sale of the COLAS totaled approximately $352 million (after deduction of organization and offering expenses of approximately $33 million). Such net proceeds were used to repay a portion of the acquisition-related financing, which was incurred to pay certain costs associated with the Merger including a portion of the Merger consideration paid to shareholders of Amfac.

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

     As described above, the Company borrowed $52 million from Northbrook to redeem Class A COLAS pursuant to the Redemption Offer (see Note 4). The Company has also borrowed approximately $13.1 million and $9.8 million at June 30, 1996 and December 31, 1995, respectively, to fund COLA Base Interest payments and other operational needs. The loans from Northbrook are payable interest only, mature on June 1, 1998 and carry an interest rate per annum equal to the prime interest rate plus two percent. Pursuant to the Indenture relating to the COLAS, the amounts borrowed from Northbrook are considered "Senior Indebtedness" to the COLAS.

      As a result of the repurchases, the Company retired approximately $164 million face value of COLA debt and recognized a financial statement gain in the second quarter of 1995 of approximately $32.5 million (net of income taxes of $20.8 million, the write-off of deferred financing costs of $10.0 million, the write-off of accrued contingent base interest of $5.7 million and expenses of $.9 million). Such gain is treated as cancellation of indebtedness income for tax purposes and, accordingly, the income taxes related to the Class A Redemption Offer (approximately $9.1 million) will not be indemnified by the tax agreement with Northbrook (see Note
2).

     Pursuant to the terms of the Indenture relating to the COLAS, the Company is required to maintain a Value Maintenance Ratio of 1.05 to 1.00. Such ratio is equal to the relationship of the Company's Net Asset Value (defined as the excess of (i) Fair Market Value of the gross assets of the Company over (ii) the amount of the liabilities (excluding liabilities resulting from generally accepted accounting principles enacted subsequent to the date of the Indenture) of the Company other than the outstanding principal balance of the COLAS, any unpaid Mandatory and Contingent Base Interest, and certain other liabilities, to the sum of (x) the outstanding principal amount of the COLAS, plus (y) any unpaid Base Interest, plus
(z) the outstanding principal balance of any Indebtedness incurred to redeem COLAS. The COLA Indenture requires the Company to obtain independent appraisals of the fair market value of the gross assets used to calculate the Value Maintenance Ratio as of December 31 in each even-numbered calendar year. Accordingly, the Company obtained independent appraisals of substantially all of its gross real estate assets as of December 31, 1994; the appraised values of such assets ranged in total from approximately $600-$650 million. In odd-numbered years (during which time appraisals are not required), the Fair Market Value of the gross assets of the Company used to compute the Value Maintenance Ratio is determined by the Company's management. To the extent that management believes that the aggregate Fair Market Value of the Company's assets exceeds by more than 5% the Fair Market Value of such assets included in the most recent appraisal, the Company must obtain an updated appraisal supporting such increase. Management does not believe that the aggregate Fair Market Value of the Company's assets as of December 31, 1995 has increased by more than 5% from the appraisal values obtained as of December 31, 1994. Based on such values, and after consideration of the other components of the computation, the Company was in compliance with the Value Maintenance Ratio as of December 31, 1994 and December 31, 1995. It should be noted that the concept of Fair Market Value is intended to represent the value that an independent arm's-length purchaser, seeking to utilize such asset for its highest and best use, would pay after taking into consideration the risks and benefits associated with such use or development, current restrictions on development (including zoning limitations, permitted densities, environmental restrictions, restrictive covenants, etc.) and the likelihood of changes to such restrictions; provided, however, that with respect to any Fair Market Value determination of all of the assets of the Company, such assets shall not be valued as if sold in bulk to a single purchaser. There can be no assurance that the Company's properties can be ultimately sold at prices equivalent to their appraised values.

      In June 1991, the Company obtained a five-year $66,000 loan from the Employees' Retirement System of the State of Hawaii ("ERS"). The nonrecourse loan is secured by a first mortgage on the Kaanapali Golf Courses, and is considered "Senior Indebtedness" (as defined in the Indenture relating to the COLAS). The loan bore interest at a rate per annum equal to the greater of (i) the base interest rate announced by the Bank of Hawaii on the first of July for each year or (ii) ten percent per annum through June 30, 1993 and nine percent per annum thereafter. The annual interest payments were in excess of the cash flow generated by the Kaanapali Golf Courses.

      In April 1996, the Company reached an agreement to amend the loan with the ERS, extending the maturity date for five years. In exchange for the loan extension, the ERS received the right to participate in the "Net Disposition Proceeds" (as defined) related to the sale or the refinancing of the golf courses or at the maturity of the loan. The ERS share of the Net Disposition Proceeds increases from 30% through June 30, 1997, to 40% for the period from July 1, 1997 to June 30, 1999 and to 50% thereafter. The loan amendment effectively adjusts the interest rate as of January 1, 1995 to 9.5% until June 30, 1996. After June 30, 1996, the loan bears interest at a rate per annum equal to the five-year treasury rate on July 1, 1996 (6.48%) plus 2 1/4%. The loan amendment requires the Company to pay interest at the rate of 7% for the period from January 1, 1995 to June 30, 1996, 7.5% from July 1, 1996 to June 30,
1997,  7.75%  from  July 1, 1997 to June  30,  1998  and  8.5%
thereafter ("Minimum Pay Rates"). The Company has made payments in April 1996 for $4,119 and in July 1996 for $1,148, representing the minimum interest payment due for the period through July 1, 1996. The scheduled minimum interest payments are paid quarterly on the principal balance of the $66,000 loan. The difference between the accrued interest expense and the minimum interest payment accrues interest and is payable on an annual basis from excess cash flow, if any, generated from the Kaanapali Golf Courses. Although the outstanding loan balance remains nonrecourse, the amendment makes the minimum interest payments and the ERS's share of appreciation, if any, recourse to the Company. However, the Company's obligations to make future minimum interest payments and to pay the ERS a share of appreciation would be terminated if the Company tendered an executed deed to the golf course property to the ERS in accordance with the terms of the amendment.

      In October 1993, Waikele Golf Club, Inc. ("WGCI"), a wholly-owned subsidiary of the Company that owns and operates the Waikele Golf Course, obtained a five-year $20 million loan facility from two lenders. The loan consists of two $10 million amortizing loans. Each loan bears interest only for the first two years and interest and principal payments based upon an assumed 20-year amortization period for the remaining three years. The loans bear interest at prime plus 1/2% and LIBOR (5.6% at June 30, 1996) plus 3%, respectively. The loan is secured by WGCI's assets (the golf course and related improvements and equipment), is guaranteed by the Company, and is considered "Senior Indebtedness" (as defined in the Indenture relating to the COLAS).

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

      In order to generate additional cash flows for the Company, management has identified certain land parcels that are not included in the Company's long-term development plans. During the six months ended June 30, 1996, the Company generated approximately $4.4 million from non-strategic land sales and an additional $5.0 million from the sale of 17 lots at its Kaanapali Golf Estates development on the island of Maui. During 1995, the Company generated approximately $30.8 million in land sales, most of which related to non-strategic parcels. In addition, during 1995 the Company received an approximate $1.0 million deposit, which represents the purchase price for 10 acres on Oahu.

      At June 30, 1996, the Company had cash and cash equivalents of approximately $9.6 million.

      The Company intends to use its cash reserves, sales proceeds and financing or joint venture arrangements to meet its short-term and long-term liquidity requirements, which include funding the development costs remaining at Waikele, West Maui and Kauai, agricultural deficits, payment of interest expense and the repayment of principal on debt obligations. The Company's long-term liquidity is dependent upon its ability to obtain additional financing and the consummation of certain property sales. There can be no assurance that additional long-term financing can be obtained or property sales consummated. In general, the Company's land holdings on Maui and Kauai are its primary sources of future land sale revenues. However, due to current market conditions, the difficulty in obtaining land use approvals and the high development costs of required infrastructure, the planned development of these land holdings and the ability to generate cash flow from them are expected to be long-term in nature. Accordingly, if no such financing can be obtained or additional property sales consummated, the Company will defer (to the extent possible) development costs and capital expenditures to meet liquidity requirements. Additionally, the Company's plans for property sales may also be adversely impacted by the inability of potential buyers to obtain financing.

      The Company does not expect to generate a sufficient level of Net Cash Flow to pay Base Interest in excess of four percent for 1996.

      The Company continues to implement certain cost savings measures and to defer development project costs and capital expenditures for longer-term projects. The Company's Property segment is anticipated to expend an additional approximately $7.0 million in project costs during the remainder of 1996.

      During 1995, the Company restructured its sugar operations, including consolidation of the operations at its two Kauai plantations and changing to a seasonal mode of operations at each of its plantations (consistent with other global sugar operations). The Company anticipates that cost savings related to the sugar operations will be associated with these changes.

     The price of raw sugar that the Company receives is based upon the price of domestic sugar (less delivery and administrative costs) as currently controlled by U.S. Government price supports legislation. On April 4, 1996, President Clinton signed the Federal Agriculture Improvement and Reform Act of 1996 ("the Act"). The Act keeps the loan rate at 18 cents per pound. However, the Act includes certain other adjustments to the sugar program including making crop loans recourse to the producer and repealing marketing allotments which may over time depress the domestic price of raw sugar. There can be no assurance that, in the future, the government price support will not be reduced or eliminated entirely. Such a reduction or an elimination of price supports could have a material adverse affect on the Company's agriculture operations, and possibly could cause the Company to evaluate the cessation of its remaining sugar cane operations.

      In August 1993, the Company announced its plans to phase out the sugar operations at its Oahu Sugar Company by mid-1995, such phase out coinciding with the expiration of its major land lease on Oahu. Oahu Sugar, which operated almost entirely on leased land, had incurred losses in its sugar operations in prior years and expected those losses to continue in the future. Oahu Sugar completed the final harvest of its crop in April 1995. The Company has shut down Oahu Sugar and any estimated future costs related to the shut down are not expected to have a material adverse effect on the financial condition of the Company. The Company is currently pursuing development of the fee simple land it owns adjacent to the Oahu Sugar mill site, including seeking the necessary government approvals for a light industrial subdivision for a portion of the property, as discussed below.

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

      Effective January 1, 1993, the Company adopted SFAS No. 109 - Accounting for Income Taxes ("SFAS No. 109"). This statement establishes financial accounting and reporting standards for the effects of income taxes that result from an enterprise's activities during the current and preceding years. SFAS No. 109 changed the Company's previous practice in that it requires the accrual of deferred taxes and the recording of a provision for taxes in the separate financial statements of members of a consolidated tax group, including the recognition of deferred tax assets and liabilities for the tax effects of differences between assigned values and tax bases of assets acquired and liabilities assumed in the Merger (see Note 1). Accordingly, current and deferred taxes have been allocated to the Company as if the Company were a separate taxpayer. However, in general, the tax indemnification agreement does not require the Company to actually pay income taxes; current taxes payable or receivable (excluding income taxes which are directly attributable to cancellation of indebtedness income caused by the repurchase or redemption of securities as provided for in or contemplated by the Repurchase Agreement) have been reflected as deemed contributions and distributions, respectively, to additional paid-in capital in the accompanying consolidated financial statements.

      Accrued  expenses  decreased as  of  June  30,  1996  as
compared   to  December  31,  1995,  primarily  due   to   the
reclassification of deferred interest on the ERS loan to non-current.

     Current portion of long-term debt decreased and long-term debt increased as of June 30, 1996 as compared to December 31, 1995, due primarily to the reclassification of the ERS loan from current to long-term (see Note 5).

      Current portion of deferred income taxes increased at June 30, 1996 as compared to December 31, 1995 due primarily to an increase in agricultural inventory costs, which are deductible for tax purposes, and an increase in agricultural receivables related to raw sugar deliveries, which are taxable generally upon receipt.

      The current portion of amounts due affiliates increased as of June 30, 1996 as compared to December 31, 1995 primarily due to accrued interest on financing provided by affiliates.

     Other long-term liabilities increased as of June 30, 1996 as compared to December 31, 1995 primarily due to the difference between the interest expense accrued and minimum interest payments required under the amended terms of the ERS loan. (see Note 5).

      Interest expense increased for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 primarily due to interest expense related to additional affiliated financing, partially off-set by the early retirement of Class A and Class B COLAS.

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

     The price of raw sugar that the Company receives is based upon the price of domestic sugar (less delivery and administrative costs) as currently controlled by U.S. Government price supports legislation. On April 4, 1996, President Clinton signed the Federal Agriculture Improvement and Reform Act of 1996 ("the Act"). The Act keeps the loan rate at 18 cents per pound. However, the Act includes certain other adjustments to the sugar program including making crop loans recourse to the producer and repealing marketing allotments which may over time depress the domestic price of raw sugar. There can be no assurance that, in the future, the government price support will not be reduced or eliminated entirely. Such a reduction or an elimination of price supports could have a material adverse affect on the Company's agriculture operations, and possibly could cause the Company to evaluate the cessation of its remaining sugar cane operations.

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

      Receivables increased as of June 30, 1996 as compared to December 31, 1995 primarily due to the timing of payments for deliveries of raw sugar partially offset by the collection of certain insurance claims outstanding as of December 31, 1995.

      Inventories decreased as of June 30, 1996 as compared to
December  31,  1995  primarily  due  to  the  timing  of   the
harvesting of sugar cane.

     Agricultural revenues and cost of sales increased for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 due to increased production, the timing of shipments of raw sugar to C&H and the closure of Oahu Sugar in April 1995.

     Agricultural revenues and cost of sales decreased for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 due to the timing of shipments of raw sugar to C&H.

      Agricultural operating loss decreased for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 due to the amortization of unrecognized gains related to postretirement benefit obligations and higher cost in 1995 associated with the final phase of operations at Oahu Sugar.

     PROPERTY:

      The Company's Property segment is responsible for the following: land planning and development activities; obtaining land use, zoning and other governmental approvals; selling or financing developed and undeveloped land parcels; and the management and operation of the Company's golf course facilities.

      For the six months ended June 30, 1996, the Company generated approximately $9.4 million of land sales.

      Property sales and cost of sales decreased for the three and six months ended June 30, 1996 as compared to the three and six months ended June 30, 1995 primarily due to the receipt of proceeds related to certain contingent participation rights at Waikele in 1995 and the decreased sales volume of non-strategic land parcels, offset in part by increased sales at the Kaanapali Golf Estates in 1996.

     The Company is currently examining options for developing the approximately 60 acres of fee simple land it owns at the mill site of Oahu Sugar Company (the plantation was shut down in 1995), and has begun the process of seeking community input and the necessary government approvals for a light industrial subdivision on an approximately 31-acre portion of the property, which excludes property containing the sugar mill and adjacent buildings. In connection with the development of this property, the Company has received state land use urbanization for the entire 60-acre site. In addition, the Company has received an "industrial" city development plan designation for 25.5 acres of the proposed 31-acre light industrial subdivision, and has obtained City Council approval of "industrial" designation for the remaining 5.5 acres.

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

     During 1993, the Company obtained final land use approval from the State, and certification through the State's Housing Finance Development Corporation ("HFDC"), for the development of a project on approximately 300 acres of Company land known as "Puukolii Village", which is also located near Kaanapali Beach Resort. In connection with this land use approval, the Company is committed to providing additional housing on Maui in the affordable price range. The final land use approval and the HFDC development agreement contain certain conditions which must be satisfied in order for the Company to develop Puukolii Village, including realigning the access road (which will benefit uses for adjacent Company lands in future periods). Moreover, development of certain portions of Puukolii Village cannot commence until after completion of the state-planned Lahaina bypass highway (mentioned above). The proposed development of Puukolii Village is anticipated to satisfy the Company's affordable and employee housing requirements in connection with the South Beach Mauka land use approval as well as the North Beach property (described below). The Company anticipates commencing construction of infrastructure of Puukolii Village in the second half of 1996.

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

      The Company is marketing Kaanapali Golf Estates, a new residential community, which is part of South Beach Mauka adjacent to the Kaanapali Beach Resort in West Maui. During the six months ended June 30, 1996, the Company sold 17 homesites for approximately $5.0 million which includes 8 homesites to a developer who plans to construct and sell houses on these lots. One additional homesite was sold subsequent to June 30, 1996. The Company currently has six homesites on the market, which are priced from approximately $400,000 to $1 million.

      In 1995, the Company subdivided an ocean front parcel in Kaanapali into six single family homesites of approximately one acre each. The individual lot prices range from $1.9 million to $2.4 million. Sales of two of the lots in the project closed in December 1995, generating total sales proceeds of approximately $4.1 million. The Company is marketing the remaining four lots.

      In 1986, the Company entered into a joint venture agreement with Tobishima Pacific Inc., a wholly- owned subsidiary of a Japanese company, the purpose of which is to plan, manage and develop approximately 96 acres of beachfront property at Kaanapali (known as "North Beach"). The joint venture (in which the Company has a 50% interest) has State land use and County zoning approvals for the subdivision and development of the infrastructure improvements necessary to accommodate up to 3,200 hotel and/or condominium units on this site. This North Beach property constitutes nearly all of the remaining developable beachfront acreage at Kaanapali. In October 1992, the Company completed construction of a 3-acre park on the North Beach site, which is part of the master plan for this property and was a requirement imposed by the County in obtaining certain permits. The development of North Beach continues to be tied to the completion of the aforementioned Lahaina bypass highway or other traffic mitigation measures satisfactory to the Maui County Planning Commission. The Company is currently reviewing alternatives in providing other traffic mitigation measures.

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

      In June 1994, the Company submitted a Land Use Boundary Amendment Petition with the State of Hawaii Land Use Commission ("LUC") and a General Plan Amendment Application with the County of Kauai for the urbanization of approximately 552 acres of land on Kauai currently in sugar cane cultivation. The proposed project is planned to be a mixed use master planned community which will include a variety of both affordable and market rate residential units, commercial and industrial projects and a number of community and public based facilities. The filing of these land use applications is the first step required in converting agriculture zoned land into urban zoned land. There are a number of additional reports, studies, applications and permits that will be required before final land use approvals are obtained. In May 1995, the County of Kauai approved the Company's General Plan Amendment Application, subject to a number of conditions (to be addressed during the subsequent zoning amendment process). In December 1995, the LUC granted the Company the land use amendments sought by the Company subject to a number of conditions. In May 1996, the Kauai County approved the
Company's application to rezone the project. While the Company is optimistic that the proposed project will continue to receive favorable support, it is anticipated that the approval process will require at least 3 - 5 years. The entitlement process in Hawaii has historically been a very difficult and arduous process and there is no guarantee that all approvals will be obtained. Once construction commences, subject to market conditions, the project is expected to span over 20 years.


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

                                 4.1* Indenture, including the
                      form of COLAS, among Amfac/JMB Hawaii, Inc., its subsidiaries as Guarantors and Continental Bank National Association, as Trustee (dated as of March 14, 1989).

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
                      Promissory  Note  from  Amfac,  Inc.  to
                      Amfac/JMB  Hawaii,  Inc.  extended   and
                      reissued effective December 31, 1993.

                                  4.4****     The  five   year
                      $66,000,000  loan  with  the  Employees'
                      Retirement System of the State of Hawaii
                      to Amfac/JMB Hawaii, Inc. as of June 25,
                      1991.

                                  4.5*****   $13,250,000  Loan
                      Agreement among Heller, Financial, Inc.,
                      as  Lender, The Lihue Plantation Company
                      Limited,   as  Borrower,  and  Amfac/JMB
                      Hawaii,   Inc.,  Kekaha  Sugar  Company,
                      Limited, Oahu Sugar Company Limited  and
                      Pioneer   Mill  Company,   Limited,   as
                      Guarantors December 30, 1992.

                                  4.6******  $10,000,000  loan
                      agreement  between  Waikele  Golf  Club,
                      Inc. and ORIX USA Corporation.
                                          $10,000,000     loan
                      agreement  between  Waikele  Golf  Club,
                      Inc. and Bank of Hawaii.



                                  4.7*******       $52,000,000
                      Promissory     Note    to     Northbrook
                      Corporation from Amfac/JMB Hawaii,  Inc.
                      effective   May   31,  1995   is   filed
                      herewith.

                                 4.8********    Agreement  for
                      delivery  and sale of raw sugar  between
                      Hawaii Sugar Transportation Corporation,
                      as seller, and C&H, as Buyer, dated June
                      4, 1993.

                                   4.9*********     Previously
                      filed  as  an  exhibit to the  Company's
                      Form  10-Q  report under the  Securities
                      Act  of  1934 (File No. 33-24180)  filed
                      May 13, 1996 and hereby incorporated  by
                      reference.   Standard  Sugar   Marketing
                      Contracts    between   Hawaiian    Sugar
                      Transportation Company and Hawaii  Sugar
                      Growers dated June 4, 1993.

                                   4.10   Amendment   to   the
                      $66,000,000  loan  with  the  Employees'
                      Retirement System of the State of Hawaii
                      to  Amfac/JMB Hawaii, Inc. as  of  April
                      18, 1996.

                                  4.11  Amended  and  Restated
                      $52,000,000    Promissory    Note     to
                      Northbrook  Corporation  from  Amfac/JMB
                      Hawaii,   Inc.  extended  and   reissued
                      effective June 1, 1996.

                                  4.12  Amended  and  Restated
                      $28,087,832 Promissory Note from  Amfac,
                      Inc. to Amfac/JMB Hawaii, Inc. extended and reissued effective June 1, 1996.

                                 10.1*      General  Lease  S-
                      4222,  dated  January 1,  1969,  by  and
                      between  the State of Hawaii and  Kekaha
                      Sugar Company, Limited.

                                 10.2*      Grove  Farm  Haiku
                      Lease,  dated January 25,  1974  by  and
                      between Grove Farm Company, Incorporated
                      and   The   Lihue  Plantation   Company,
                      Limited.

                                 10.3*      General  Lease  S-
                      4412,  dated  October 31, 1974,  by  and
                      between  the  State of  Hawaii  and  the
                      Lihue Plantation Company, Limited.

                                 10.4*      General  Lease  S-
                      4576,  dated  March  15,  1978,  by  and
                      between  the  State of  Hawaii  and  The
                      Lihue Plantation Company, Limited.

                                 10.5*      General  Lease  S-
                      3827, dated July 8, 1964, by and between
                      the State of Hawaii and East Kauai Water
                      Company, Ltd.

                                10.6*     Amended and Restated
                      Power  Purchase Agreement, dated  as  of
                      June  15, 1992 by and between The  Lihue
                      Plantation Company, Limited and Citizens
                      Utilities Company.

                                 10.7*      Amendment  to  the
                      Campbell  Estate Lease, dated April  16,
                      1970,  between Trustees under  the  Will
                      and  of  the  Estate of James  Campbell,
                      Deceased,   and   Oahu  Sugar   Company,
                      Limited   amending  and  restating   the
                      previous lease.

                                 10.8*     Bishop Estate Lease
                      No.  24,878, dated June 17, 1977, by and
                      between  the Trustees of the  Estate  of
                      Bernice  Pauahi Bishop and Pioneer  Mill
                      Company, Limited.

                                     10.9*     General Lease S-
                      4229,  dated February 25, 1969,  by  and
                      between  the  State of  Hawaii,  by  its
                      Board of Land and Natural Resources  and
                      Pioneer Mill Company, Limited.

                                     10.10*    Honokohau Water
                      License,   dated  December   22,   1980,
                      between Maui Pineapple Company Ltd.  and
                      Pioneer Mill Company, Limited.

                                     10.11*    Water Licensing
                      Agreement, dated September 22, 1980,  by
                      and   between  Maui  Land  &   Pineapple
                      Company, Inc. and Amfac, Inc.

                                   10.12*      Joint   Venture
                      Agreement, dated as of March  19,  1986,
                      by    and    between   Amfac    Property
                      Development    Corp.    and    Tobishima
                      Properties of Hawaii, Inc.

                                     10.13*        Development
                      Agreement, dated March 19, 1986, by  and
                      between  Kaanapali  North  Beach   Joint
                      Venture  and  Amfac Property  Investment
                      Corp. and Tobishima Pacific, Inc.

                                 10.14     Keep-Well Agreement
                      between   Northbrook   Corporation   and
                      Amfac/JMB Finance, Inc.

                                     10.15*         Repurchase
                      Agreement, dated March 14, 1989, by  and
                      between   Amfac/JMB  Hawaii,  Inc.   and
                      Amfac/JMB Finance, Inc.

                                 10.16*     Amfac  Hawaii  Tax
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

                                 10.17*    Amfac-Amfac  Hawaii
                      Tax  Agreement, dated February 27,  1989
                      between   Amfac,  Inc.   and   Amfac/JMB
                      Hawaii, Inc.

                                 10.18*    Services Agreement,
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

*****     Previously filed as exhibit to the Company's Form 10-
K report under the Securities Act of 1934 (File No. 33-24180) filed on May 29, 1993 and hereby incorporated by reference.

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

********  Previously filed as exhibit to the Company's Form
10-Q  report under the Securities Act of 1934 (File No. 33-
24180) filed May 13, 1996 and hereby incorporated by reference.

********* Previously filed as an exhibit to the Company's Form
10-Q report under the Securities Act of 1934 (File No. 33-
24180) filed May 13, 1996 and hereby incorporated by reference.

                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   AMFAC/JMB HAWAII, INC.




                   By:  Gary Smith
                        Vice President
                   Date:August 13, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:August 13, 1996


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   AMFAC/JMB FINANCE, INC.




                   By:  Gary Smith
                        Vice President
                   Date:August 13, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:August 13, 1996


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   AMFAC PROPERTY DEVELOPMENT CORP.




                   By:  Gary Smith
                        Vice President
                   Date:    August 13, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:August 13, 1996


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   AMFAC PROPERTY INVESTMENT CORP.




                   By:  Gary Smith
                        Vice President
                   Date:August 13, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:August 13, 1996

                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   AMFAC SUGAR AND AGRIBUSINESS, INC.




                   By:  Gary Smith
                        Vice President
                   Date:August 13, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:August 13, 1996


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   KAANAPALI WATER CORPORATION




                   By:  Gary Smith
                        Vice President
                   Date:August 13, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:August 13, 1996


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   AMFAC AGRIBUSINESS, INC.




                   By:  Gary Smith
                        Vice President
                   Date:August 13, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:August 13, 1996


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   KEKAHA SUGAR COMPANY, LIMITED




                   By:  Gary Smith
                        Vice President
                   Date:August 13, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:August 13, 1996


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   THE LIHUE PLANTATION COMPANY, LIMITED




                   By:  Gary Smith
                        Vice President
                   Date:August 13, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:August 13, 1996

                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   OAHU SUGAR COMPANY, LIMITED




                   By:  Gary Smith
                        Vice President
                   Date:August 13, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:August 13, 1996


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   PIONEER MILL COMPANY, LIMITED




                   By:  Gary Smith
                        Vice President
                   Date:August 13, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:August 13, 1996


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   PUNA SUGAR COMPANY, LIMITED




                   By:  Gary Smith
                        Vice President
                   Date:August 13, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:August 13, 1996


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   H. HACKFELD & CO., LTD.




                   By:  Gary Smith
                        Vice President
                   Date:August 13, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:August 13, 1996


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   WAIAHOLE IRRIGATION COMPANY, LIMITED




                   By:  Gary Smith
                        Vice President
                   Date:August 13, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:August 13, 1996


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   WAIKELE GOLF CLUB, INC.




                   By:  Gary Smith
                        Vice President
                   Date:August 13, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                   Gary Smith
                   Principal Accounting Officer
                   Date:August 13, 1996