Form 10-Q
period 1996-09-30
AMFAC JMB HAWAII INC
filed 1996-11-12
CIK 839437

Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:  AMFAC/JMB FINANCE, INC.
     Commission File No. 36-3611183
     Form 10-Q

Gentlemen:

Enclosed, for the above-mentioned registrant, are eight copies one of which is manually executed of registrant's current report on Form 10-Q for the quarter ended September 30, 1996.

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

Gentlemen:

Enclosed, for the above-mentioned registrant, are eight copies one of which is manually executed of registrant's current report on Form 10-Q for the quarter ended September 30, 1996.

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


For  the  quarter  ended September 30,  1996  Commission  File
Number 33-24180



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

As  of  November 7, 1996, each of Amfac/JMB Hawaii,  Inc.  and
Amfac/JMB Finance, Inc. had 1,000 shares of Common Stock outstanding. All such Common Stock is owned by its respective parent and not traded on a public market.






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


PART I.  FINANCIAL INFORMATION
     ITEM 1.  Financial Statements
                         AMFAC/JMB HAWAII, INC.

                       Consolidated Balance Sheets

                  September 30, 1996 and December 31, 1995
                         (Dollars in Thousands)
                              (Unaudited)

                              A S S E T S
                                           September 30,    December 31,
                                             1996                1995
                                         --------------     --------------
A S S E T S
Current assets:
 Cash and cash equivalents                 $11,326            11,745
 Receivables-net                            13,142             8,720
 Inventories                                37,888            49,641
 Prepaid expenses                            4,030             3,102
                                          --------           --------
     Total current assets                   66,386            73,208
                                          --------           --------
Investments                                 45,198            45,080
                                          --------           --------
Property, plant and equipment:
 Land and land improvements                333,696           336,069
 Machinery and equipment                    58,136            56,882
 Construction in progress                    2,031             1,428
                                          --------           --------
                                           393,863           394,379
 Less accumulated dep.
 and amortization                           32,451            27,762
                                          --------           --------
                                           361,412           366,617
                                          --------           --------
Deferred expenses, net                      13,252            14,225
Other assets                                31,189            28,468
                                          --------           --------
                                        $  517,437           527,598
                                         ==========         ==========
L I A B I L I T I E S
Current liabilities:
 Accounts payable                       $    6,661             8,562
 Accrued expenses                            5,974            13,268
 Current portion of
 long-term debt                              1,730            67,730


                              AMFAC/JMB HAWAII, INC.

                       Consolidated Balance Sheets - Continued

                        September 30, 1996 and December 31, 1995
                              (Dollars in Thousands)
                                    (Unaudited)
                                        September 30,    December 31,
                                           1996             1995
                                       -------------    -------------
 Current portion of
 deferred inc. taxes                         8,401             10,902
 Amounts due to affiliates                  27,914             22,862
                                          --------           --------
 Total current liabilities                  50,680            123,324
                                          --------           --------
Amounts due to affiliates                   95,657             76,911
Accum. postretirement benefit
obligation                                  58,292             61,037
Long-term debt                              91,340             26,765
Other long-term liabilities                 37,479             34,366
Deferred income taxes                       98,966             98,691
Certificate of Land
Appreciation Notes                         220,692            220,692
                                          --------           --------
Commitments and contingencies
(notes 3, 4, 5, 7, 8, 9 and 10)
 Total liabilities                         653,106            641,786
                                          --------            --------

S T O C K H O L D E R S'  E Q U I T Y  (D E F I C I T )

Common stock, no par value;
 authorized, issued and
 outstanding 1,000 shares                        1                  1
Additional paid-in capital                   5,001             11,495
Retained earnings (deficit)               (140,671)          (125,684)
                                         ---------           ---------

 Total stockholders' equity
 (deficit)                                (135,669)          (114,188)
                                         ---------           ---------
                                        $  517,437            527,598
                                       ============        ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                      AMFAC/JMB HAWAII, INC.

             Consolidated Statements of Operations

    Three and Nine Months Ended September 30, 1996 and 1995

                     (Dollars in Thousands)
                          (Unaudited)
                               Three Months Ended         Nine Months Ended
                                   September 30             September 30
                               --------------------     ---------------------
                                 1996     1995              1996    1995
                                                                   (Restated)
                                -------  -------          ------    ------
Revenue:
    Agriculture                 $19,081    11,255         41,513   30,981
    Property                      8,319     7,572         29,902   37,029
                                 -------  -------        -------   -------
                                 27,400    18,827         71,415   68,010
                                -------   -------        -------   -------
Cost of sales:
    Agriculture                  20,573    17,418         42,218   37,817
    Property                      4,547     3,771         18,271   20,536
                                -------    -------      --------  -------
                                 25,120    21,189         60,489   58,353
Selling, general
and administrative                3,018     2,226          8,960    9,410
Depreciation and
amortization                      1,539     1,676          4,689    4,996
                                 -------   -------       -------  -------
Total  costs  and  expenses      29,677    25,091         74,138   72,759

Operating  loss                  (2,277)   (6,264)        (2,723)  (4,749)
                                 -------  -------         -------  -------
Non-operating income
(expenses):
 Amortization of
   financing  costs                (185)     (316)          (952)  (1,271)
  Interest  expense              (6,892)   (6,813)       (20,290) (18,384)
 Interest income                     96        32            258    1,315
                                 -------   -------       -------  -------
                                 (6,981)   (7,097)       (20,984) (18,340)
                                 -------   -------       -------  -------
Loss  before  taxes              (9,258)  (13,361)       (23,707) (23,089)
                                 -------  -------        -------   -------
   Income  tax  benefit           3,327     2,673          8,720    6,289
                                -------   -------        -------  -------
 Loss before extra-
  ordinary  item                (5,931)   (10,688)       (14,987) (16,800)

                     AMFAC/JMB HAWAII, INC.

       Consolidated Statements of Operations - Continued

    Three and Nine Months Ended September 30, 1996 and 1995

                     (Dollars in Thousands)
                          (Unaudited)


                               Three Months Ended       Nine Months Ended
                                 September 30              September 30
                             --------------------      ---------------------
                                  1996       1995          1996    1995
                                                                 (Restated)
                                -------   -------        ------   ------
Extraordinary gain
from extinguishment
of debt (less app-
licable income taxes
of   $20,807)                        --        --            --     32,544
                                 -------   --------      -------   -------
Net  income  (loss)             $(5,931)  (10,688)       (14,987)   15,744
                                 =======   =======       =======    =======

 The accompanying notes are an integral part of the consolidated financial statements.

                     AMFAC/JMB HAWAII, INC.

             Consolidated Statements of Cash Flows

         Nine Months Ended September 30, 1996 and 1995

                     (Dollars in Thousands)
                          (Unaudited)
                                                   1996            1995
                                                                (Restated)
                                                 --------        --------
Cash flows from operating activities:
 Net income (loss)                              $(14,987)          15,744
 Items not requiring (providing) cash:
   Depreciation and amortization                   4,689            4,996
   Amortization of deferred expenses                 952            1,271
   Equity in earnings of investments                  23               11
   Income tax expense (benefit)                   (8,720)          14,518
   Extraordinary gain from extinguish-
   ment of debt                                       --          (53,351)

Changes in:
   Receivables - net                              (4,422)           4,376
   Inventories                                    14,407            5,942
   Prepaid expenses                                 (928)            (417)
   Accounts payable                               (1,901)            (208)
   Accrued expenses                               (7,294)          (6,204)
   Amounts due to affiliates                       5,052           10,336
   Other long-term liabilities                    (3,557)             (94)
                                                  --------       --------
      Net cash used in
       operating  activities                     (16,686)          (3,080)
                                                  --------       --------
Cash flows from investing activities:
 Property additions                               (1,940)          (3,983)
 Property disposals and retirements
 - net                                                29            2,665
 Investments in joint ventures
 and partnerships                                   (141)            (190)
 Short-term investments                               --           31,848
 Other assets                                     (2,721)          (2,078)
 Other long-term liabilities                       3,698           (3,937)
                                                  --------       --------

                    AMFAC/JMB HAWAII, INC.

          Consolidated Statement of Cash Flows - Continued

           Nine Months Ended September 30, 1996 and 1995
                     (Dollars in Thousands)
                         (Unaudited)
                                                    1996            1995
                                                                 (Restated)
                                                  --------        --------
 Net cash provided by (used in)
   investing activities                           (1,075)         24,325
                                                  --------       --------
Cash flows from financing activities:
 Deferred expenses                                    21              --
 Other cost related to extinguishment
 of debt                                              --            (704)
  Net  repayments of long-term debt               (1,425)         (1,610)
 Payment to redeem and purchase
 Certificate of Land Appreciation
 Notes (COLAS)                                        --        (105,452)
 Amounts due to affiliates                        18,746          60,814
                                                ---------        --------
 Net cash provided by (used in) financing
 activities                                       17,342         (46,952)
                                                ---------        --------
 Net decrease in cash and cash
 equivalents                                        (419)        (25,707)
 Cash and cash equivalents,
 beginning of year                                11,745          31,702
                                                ---------        --------
 Cash and cash equivalents,
 end of period                                   $11,326           5,995
                                                =========        ========
Supplemental disclosure of cash flow
information:
 Cash paid for interest
 (net of amounts capitalized)                    $17,290          21,266
                                                =========        ========






                     AMFAC/JMB HAWAII, INC.

          Consolidated Statement of Cash Flows - Continued

           Nine Months Ended September 30, 1996 and 1995
                      (Dollars in Thousands)
                          (Unaudited)

                                                    1996          1995
                                                               (Restated)
                                                  --------      ---------
Schedule of non-cash investing and
 financing activities:
 Transfer of property actively held
 for sale to real estate inventories
 and accrued costs relating to real
 estate sales                                    $ 2,654         5,446
                                                  =========     ========

Disposition of Debt:
  Gain on  extinguishment  of debt               $    --        53,351
    Face value of debt extinguishment                 --      (164,045)
    Other costs related to debt
    extinguishment                                    --           894
    Write-off of deferred COLA costs                  --        10,015
    Write-off of Contingent Base Interest                       (5,667)
                                                  ---------    ---------

      Cash paid to redeem and
      purchase COLAS                            $     --      (105,452)
                                                  =========   =========

The accompanying notes are an integral part of the consolidated financial statements.

                      AMFAC/JMB HAWAII, INC.

           Notes to Consolidated Financial Statements

                  September 30, 1996 and 1995

                        (Dollars in Thousands)

Readers of this quarterly report should refer to the Company's audited financial statements for the fiscal year ended December 31, 1995, which are included in the Company's 1995 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1)  ADJUSTMENTS

      The extraordinary gain from extinguishment of debt as originally reported in the consolidated statements of operations for the nine months ended September 30, 1995 has been restated to include the effect of the write-off of accrued contingent base interest of $5,667, less additional expenses of $190 (net of taxes of $2,135). In the opinion of the Company, all other adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1996 and for the three and nine months ended September 30, 1996 and 1995.

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

       The Company has two primary business segments. The agriculture segment ("Agriculture") is responsible for the Company's activities related to the cultivation and processing of sugar cane and other agricultural products. The real estate segment ("Property") is responsible for land development activities related to the Company's owned land, all of which is in the State of Hawaii, and the management and operation of the Company's golf course facilities.

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      The Company's policy is to consider all amounts held with original maturities of three months or less in U.S. Government obligations, certificates of deposit and money market funds (approximately $5,800 and $3,700 at September 30, 1996 and December 31, 1995, respectively) as cash equivalents, which approximates market. These amounts include $2,016 and $1,623 at September 30, 1996 and December 31, 1995, respectively, which were restricted primarily to fund debt service on certain long-term debt (see note 5).

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

      For  financial  reporting  purposes,  the  Company  accrues interest  on the Certificate of Land Appreciation Notes due  2008
("COLAS") at 4% per annum, which is the "Mandatory Base Interest"
(see note 4).

      Interest is capitalized to qualifying assets (principally real estate under development) during the period that such assets are undergoing activities necessary to prepare them for their intended uses. Such capitalized interest is charged to cost of sales as revenue from the real estate development is recognized. No material amounts have been capitalized for the nine months ended September 30, 1996 and 1995.

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

(3)  AMOUNTS DUE TO AFFILIATES - FINANCING

      The approximately $15,097 of remaining acquisition-related financing owed to affiliates has a maturity date of June 1, 1998 and bears interest at a rate per annum based upon the prime interest rate (8.25% at September 30, 1996), plus one percent.

       On June 1, 1995, the Company borrowed $52,000 from Northbrook to redeem Class A COLAS pursuant to the Redemption Offer (see note 4). The Company has also borrowed approximately $28,560 and $9,814 at September 30, 1996 and December 31, 1995,
respectively, to fund COLA Mandatory Base Interest payments and other operational needs. The loans from Northbrook are payable interest only, mature on June 1, 1998 and carry an interest rate per annum equal to the prime interest rate plus two percent. Pursuant to the Indenture relating to the COLAS, the amounts borrowed from Northbrook are considered "Senior Indebtedness" to the COLAS.

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

      On March 14, 1989, Amfac/JMB Finance ("Finance"), a wholly-owned subsidiary of Northbrook, and the Company entered into an agreement (the "Repurchase Agreement") concerning Finance's obligations to repurchase, on June 1, 1995 and 1999, the COLAS upon request of the holders thereof. The COLAS were issued in two units consisting of one Class A and one Class B COLA. As specified in the Repurchase Agreement, the repurchase of the Class A COLAS may have been requested by the holders of such COLAS on June 1, 1995 at a price equal to the original principal amount of such COLAS ($.5) minus all payments of principal and interest allocated to such COLAS. The cumulative interest paid per Class A COLA through June 1, 1995 was $.135. The repurchase of the Class B COLAS may be requested of Finance by the holders of such COLAS on June 1, 1999 at a price equal to 125% of the original principal amount of such COLAS ($.5) minus all payments of principal and interest allocated to such COLAS. Through the date of this report, the cumulative interest paid per Class A and Class B COLA is approximately $.165 and $.165, respectively.

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

     In April 1996, the Company reached an agreement to amend the loan with the ERS, extending the maturity date for five years. In exchange for the loan extension, the ERS received the right to participate in the "Net Disposition Proceeds" (as defined) related to the sale or the refinancing of the golf courses or at the maturity of the loan. The ERS share of the Net Disposition Proceeds increases from 30% through June 30, 1997, to 40% for the period from July 1, 1997 to June 30, 1999 and to 50% thereafter. The loan amendment effectively adjusted the interest rate as of January 1, 1995 to 9.5% until June 30, 1996. After June 30, 1996, the loan bears interest at a rate per annum equal to 8.73%. The loan amendment requires the Company to pay interest at the rate of 7% for the period from January 1, 1995 to June 30, 1996, 7.5% from July 1, 1996 to June 30, 1997, 7.75% from July 1, 1997 to June 30, 1998 and 8.5% thereafter ("Minimum Pay Rates"). The Company has made payments in 1996 totaling $6,409, representing the minimum interest due through October 1, 1996.


                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                     (Dollars in Thousands)

The scheduled minimum payments are paid quarterly on the principal balance of the $66,000 loan. The difference between the accrued interest expense and the minimum interest payment accrues interest and is payable on an annual basis from excess cash flow, if any, generated from the Kaanapali Golf Courses. Although the outstanding loan balance remains nonrecourse, certain payments and obilgations, such as the minimum interest payments and the ERS's share of appreciation, if any, are recourse to the Company. However, the Company's obligations to make future minimum interest payments and to pay the ERS a share of appreciation would be terminated if the Company tendered an executed deed to the golf course property to the ERS in accordance with the terms of the amendment.

      In January 1993, The Lihue Plantation Company, Limited ("Lihue") obtained a ten-year $13,250 loan used to fund the acquisition of Lihue's power generation equipment. The $13,250 loan, constituting "Senior Indebtedness" under the COLAS' Indenture, consists of two ten-year amortizing term loans of $10,000 and $3,250, respectively, payable in quarterly installments commencing July 1, 1993 in the principal amount of $250, and $81 (plus interest), respectively. The $10,000 and $3,250 loans have outstanding balances of $6,831 and $627, respectively, as of September 30, 1996 and bear interest at a rate equal to the prime rate (8.25% at September 30, 1996) plus three and one half percent and the prime rate plus four and one-half percent, respectively. Lihue has purchased an interest rate agreement which effectively caps the prime rate for the first five years of the loan agreement at eight percent. The loan is secured by the Lihue power generation equipment, sugar inventories and receivables, certain other assets and real property of the Company and has limited recourse to the Company and certain other subsidiaries.

     In October 1993, Waikele Golf Club, Inc. ("WGCI"), a wholly-owned subsidiary of the Company which owns and operates the Waikele Golf Course, obtained a five-year $20,000 loan facility from two lenders. The loan consists of two $10,000 amortizing loans. Each loan bears interest only for the first two years and interest and principal payments based upon an assumed 20-year amortization period for the remaining three years. The loans bear interest at prime plus 1/2% and LIBOR (5.4% at September 30,
1996) plus 3%, respectively. The loan is secured by WGCI's assets (the golf course and related improvements and equipment), is guaranteed by the Company, and is considered "Senior Indebtedness" (as defined in the Indenture relating to the COLAS). As of September 30, 1996 the remaining scheduled annual principal maturities are $101 in 1996, $405 in 1997, and the balance of $19,106 in 1998.

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                     (Dollars in Thousands)

(6)  SEGMENT INFORMATION

     Agriculture and Property comprise separate industry segments of the Company. "Operating Income-Other" consists primarily of unallocated overhead expenses and "Total Assets-Other" consists primarily of cash and deferred expenses. Total assets at the balance sheet dates, capital expenditures, operating income
(loss) and depreciation and amortization during the nine months ended September 30, 1996 and 1995 are set forth below by each industry segment:

                                      September 30,  December 31,
                                          1996          1995
                                       ---------      ---------
Total Assets:
   Property                             $196,507       199,999
   Agriculture                           298,645       304,170
 Other                                    22,285        23,429
                                        ---------    ---------
                                        $517,437       527,598
                                       =========     =========
                                       Nine Months  Nine Months
                                          Ended       Ended
                                        Sept 30,      Sept 30,
                                          1996         1995
                                       -----------  -----------
Capital Expenditures:
 Agriculture                            $1,351        2,283
 Property                                  589        1,700
                                        ---------   ---------
                                        $1,940        3,983
                                        =========   =========

Operating income (loss):
   Agriculture                         $(4,235)     (10,697)
 Property                                3,257        8,258
 Other                                  (1,745)      (2,310)
                                        ---------   ---------
                                       $(2,723)      (4,749)
                                        ==========  =========
Depreciation and amortization:
 Agriculture                            $3,095        3,426
 Property                                1,537        1,425
 Other                                      57          145
                                        ---------   ---------
                                        $4,689        4,996
                                       =========   =========

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

(7)  TRANSACTIONS WITH AFFILIATES

      The Company incurred interest expense of approximately $6,520 for the nine months ended September 30, 1996 and approximately $3,304 for the nine months ended September 30, 1995 in connection with the acquisition and additional financing obtained from an affiliate. Approximately $10,659 of such interest was unpaid as of September 30, 1996.

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

      The Company, its subsidiaries, and their joint ventures reimburse Northbrook, JMB and their affiliates for direct expenses incurred on their behalves, including salaries and salary-related expenses incurred in connection with the management of the Company's (or subsidiaries' or joint ventures') operations. The total of such costs was approximately $452 during the nine months ended September 30, 1995 and approximately $463 for the nine months ended September 30, 1996; approximately $1,050 of such costs were unpaid as of September 30, 1996. In addition, as of September 30, 1996, the other amounts due to affiliates includes $9,106 of income taxes payable related to the Class A COLA Redemption Offer (see note 4). Also, the Company pays a non-accountable reimbursement of approximately $30 per month to JMB and its affiliates for general overhead expenses, all of which was paid as of September 30, 1996.

       JMB Insurance Agency, Inc. earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those available to the Company in similar dealings with unaffiliated third parties. The total of such commissions for the nine months ended September 30, 1995 was approximately $715 and approximately $478 for the nine months ended September 30, 1996 all of which was paid as of September 30, 1996.

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

      Northbrook and its affiliates allocate certain charges for services to the Company based upon the estimated level of services, of which $7,047 was unpaid as of September 30, 1996. These services and costs are intended to reflect the Company's separate costs of doing business and are principally related to the inclusion of the Company's employees in the Northbrook pension plan, payment of severance and termination benefits and reimbursement for insurance claims paid on behalf of the Company.

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

      The Company's Property segment has contractual commitments (related to project costs) of approximately $2,308 as of September 30, 1996. Additional development expenditures are dependent upon the Company's ability to obtain financing for such costs and on the timing and extent of property development and sales.

      As of September 30, 1996 certain portions of the Company's land not currently under development or used in sugar operations are mortgaged as security for approximately $3,039 of performance bonds related to property development.

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Concluded

                     (Dollars in Thousands)

(10)  INCOME TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1995 are as follows:

Deferred tax assets:
      Postretirement benefits                              $(23,804)
      Interest accruals                                      (3,149)
      Other accruals                                         (3,074)
                                                           ---------
                Total gross deferred tax assets             (30,027)
                                                           ---------
     Deferred tax liabilities:
      Accounts receivable, related to profit
       on sales ofsugar                                       3,332
      Inventories, principally due to sugar production
       costs, capitalized interest and purchase
        accounting adjustments                                4,716
      Plant and equipment, principally due to differences
        in depreciation and purchase
        accounting adjustments                                7,696
      Land and land improvements, principally due
       to purchase accounting adjustments                   101,204
      Deferred gains, due to installment gains for income
        tax purposes                                          8,492
      Investments in unconsolidated entities, principally
        due to purchase accounting adjustments               14,180
                                                            --------
                Total deferred tax liabilities              139,620
                                                           --------
                Net deferred tax liability                 $109,593
                                                          =========


                    AMFAC/JMB FINANCE, INC.

                         Balance Sheets

            September 30, 1996 and December 31, 1995

      (Dollars in thousands, except per share information)

                          (Unaudited)

                           A s s e t

                                        September 30,  December 31,
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

(2)  REPURCHASE OBLIGATIONS

     On March 14, 1989, Finance and a subsidiary of Northbrook (Amfac/JMB Hawaii, Inc.) entered into an agreement (the "Repurchase Agreement") concerning Finance's obligation (on June 1, 1995 and 1999) to repurchase, upon request of the holders thereof, the Certificate of Land Appreciation Notes due 2008 ("COLAS"), to be issued by Amfac/JMB Hawaii, Inc. in conjunction with the acquisition of Amfac/JMB Hawaii, Inc.. A total aggregate principal amount of $384,737 of COLAS were issued during the offering, which terminated on August 31,
1989. The COLAS were issued in two units consisting of one Class A and one Class B COLA. As specified in the Repurchase Agreement, the repurchase of the Class A COLAS may have been requested of Finance by the holders of such COLAS on June 1, 1995 at a price equal to the original principal amount of such COLAS ($.500) minus all payments of principal and interest allocated to such COLAS. The cumulative interest paid per Class A COLA through June 1, 1995 was $.135. The repurchase of the Class B COLAS may be requested of Finance by the holders of such COLAS on June 1, 1999 at a price equal to 125% of the original principal amount of such COLAS ($.500) minus all payments of principal and interest allocated to such COLAS. To date, the cumulative interest paid per Class A and Class B COLA is approximately $.165 and $.165, respectively.

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

      On March 14, 1989, Amfac/JMB Finance ("Finance"), a wholly-owned subsidiary of Northbrook Corporation ("Northbrook"), and the Company entered into an agreement (the "Repurchase Agreement") concerning Finance's obligations (on June 1, 1995 and 1999) to repurchase the COLAS upon request of the holders thereof. The COLAS were issued in two units consisting of one Class A and one Class B COLA. As specified in the Repurchase Agreement, the repurchase of the Class A COLAS may have been requested by the holders of such COLAS on June 1, 1995 at a price equal to the original principal amount of such COLAS ($500) minus all payments of principal and interest allocated to such COLAS. The cumulative interest paid per Class A COLA through June 1, 1995 was $135. The repurchase of the Class B COLAS may be requested of Finance by the holders of such COLAS on June 1, 1999 at a price equal to 125% of the original principal amount of such COLAS ($500) minus all payments of principal and interest allocated to such COLAS. Through the date of this report, the cumulative interest paid per Class A and Class B COLA is approximately $165 and $165, respectively.

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

      In addition to the $52 million borrowed from Northbrook to redeem Class A COLAS pursuant to the Redemption Offer (see
Note 4), the Company has also borrowed approximately $28.6 million and $9.8 million at September 30, 1996 and December 31, 1995, respectively, to fund COLA Base Interest payments and other operational needs. These loans from Northbrook are payable interest only, mature on June 1, 1998 and carry an interest rate per annum equal to the prime interest rate plus two percent. Pursuant to the Indenture relating to the COLAS, the amounts borrowed from Northbrook are considered "Senior Indebtedness" to the COLAS.

      As a result of the COLA repurchases, the Company retired approximately $164 million face value of debt and recognized a financial statement gain in the second quarter of 1995 of approximately $32.5 million (net of income taxes of $20.8 million, the write-off of deferred financing costs of $10.0 million, the write-off of accrued contingent base interest of $5.7 million and expenses of $.9 million). Such gain is treated as cancellation of indebtedness income for tax purposes and, accordingly, the income taxes related to the Class A Redemption Offer (approximately $9.1 million) will not be indemnified by the tax agreement with Northbrook (see Note
2).

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

      In April 1996, the Company reached an agreement to amend the loan with the ERS, extending the maturity date for five years. In exchange for the loan extension, the ERS received the right to participate in the "Net Disposition Proceeds" (as defined) related to the sale or the refinancing of the golf courses or at the maturity of the loan. The ERS share of the Net Disposition Proceeds increases from 30% through June 30, 1997, to 40% for the period from July 1, 1997 to June 30, 1999 and to 50% thereafter. The loan amendment effectively adjusted the interest rate as of January 1, 1995 to 9.5% until June 30, 1996. After June 30, 1996, the loan bears interest at a rate per annum equal to 8.73%. The loan amendment requires the Company to pay interest at the rate of 7% for the period from January 1, 1995 to June 30, 1996, 7.5% from July 1, 1996 to June 30, 1997, 7.75% from July 1, 1997 to June 30,
1998 and 8.5% thereafter ("Minimum Pay Rates"). The Company has made payments in 1996 totaling $6.4 million, representing the minimum interest due through October 1, 1996. The scheduled minimum interest payments are paid quarterly on the principal balance of the $66 million loan. The difference between the accrued interest expense and the minimum interest payment accrues interest and is payable on an annual basis from excess cash flow, if any, generated from the Kaanapali Golf Courses. Although the outstanding loan balance remains nonrecourse, certain payments and obigations such as the minimum interest payments and the ERS's share of appreciation, if any, are recourse to the Company. However, the Company's obligations to make future minimum interest payments and to pay the ERS a share of appreciation would be terminated if the Company tendered an executed deed to the golf course property to the ERS in accordance with the terms of the amendment.

      In October 1993, Waikele Golf Club, Inc. ("WGCI"), a wholly-owned subsidiary of the Company that owns and operates the Waikele Golf Course, obtained a five-year $20 million loan facility from two lenders. The loan consists of two $10 million amortizing loans. Each loan bears interest only for the first two years and interest and principal payments based upon an assumed 20-year amortization period for the remaining three years. The loans bear interest at prime plus 1/2% and LIBOR (5.4% at September 30, 1996) plus 3%, respectively. The loan is secured by WGCI's assets (the golf course and related improvements and equipment), is guaranteed by the Company, and is considered "Senior Indebtedness" (as defined in the Indenture relating to the COLAS).

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

      In order to generate additional cash flows for the Company, management has identified certain land parcels that are not included in the Company's long-term development plans. During the nine months ended September 30, 1996, the Company generated approximately $6.5 million from non-strategic land sales and an additional $5.5 million from the sale of 18 lots at its Kaanapali Golf Estates development on the island of Maui. During 1995, the Company generated approximately $30.8 million in land sales, most of which related to non-strategic parcels. In addition, during 1995 the Company received an approximate $1.0 million deposit, which represents the purchase price for 10 acres on Oahu.

      At September 30, 1996, the Company had cash and cash equivalents of approximately $11.3 million.

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

      The Company continues to implement certain cost savings measures and to defer development project costs and capital expenditures for longer-term projects. The Company's Property segment is anticipated to expend an additional approximately $3.9 million in project costs during the remainder of 1996.

    During 1995, the Company restructured its sugar operations to improve efficiencies and reduce costs, including consolidation of the operations at its two Kauai plantations and changing to a seasonal mode of operations at each of its plantations (consistent with other global sugar operations).

     The price of raw sugar that the Company receives is based upon the price of domestic sugar (less delivery and administrative costs) as currently controlled by U.S. Government price supports legislation. On April 4, 1996, President Clinton signed the Federal Agriculture Improvement and Reform Act of 1996 ("the Act"). The Act, which expires in 2002, keeps the loan rate at 18 cents per pound. However, the Act includes certain other adjustments to the sugar program including making crop loans recourse to the producer and repealing marketing allotments which may over time depress the domestic price of raw sugar. There can be no assurance that, in the future, the government price support will not be reduced or eliminated entirely. Such a reduction or an elimination of price supports could have a material adverse affect on the Company's agriculture operations, and possibly could cause the Company to evaluate the cessation of its remaining sugar cane operations.

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

      Accrued expenses decreased as of September 30, 1996 as compared to December 31, 1995, primarily due to the timing of COLA interest payments and the reclassification of deferred interest on the ERS loan to non-current.

     Current portion of long-term debt decreased and long-term debt increased as of September 30, 1996 as compared to December 31, 1995, due primarily to the reclassification of the ERS loan from current to long-term (see Note 5).

      The  current portion of amounts due affiliates increased
as  of  September  30, 1996 as compared to December  31,  1995 primarily due to accrued interest on financing provided by affiliates.

     Other long-term liabilities increased as of September 30, 1996 as compared to December 31, 1995 primarily due to the difference between the interest expense accrued and minimum interest payments required under the amended terms of the ERS loan. (see Note 5).

      Interest  expense  increased for the nine  months  ended
September 30, 1996 as compared to the nine months ended September 30, 1995 primarily due to interest expense related to additional affiliated financing, partially offset by the early retirement of Class A and Class B COLAS.




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

     The price of raw sugar that the Company receives is based upon the price of domestic sugar (less delivery and administrative costs) as currently controlled by U.S. Government price supports legislation. On April 4, 1996, President Clinton signed the Federal Agriculture Improvement and Reform Act of 1996 ("the Act"). The Act, which expires in 2002, keeps the loan rate at 18 cents per pound. However, the Act includes certain other adjustments to the sugar program including making crop loans recourse to the producer and repealing marketing allotments which may over time depress the domestic price of raw sugar. There can be no assurance that, in the future, the government price support will not be reduced or eliminated entirely. Such a reduction or an elimination of price supports could have a material adverse affect on the Company's agriculture operations, and possibly could cause the Company to evaluate the cessation of its remaining sugar cane operations.

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

      Receivables increased as of September 30, 1996 as compared to December 31, 1995 primarily due to the timing of payments for deliveries of raw sugar partially offset by the collection of certain insurance claims outstanding as of December 31, 1995.

      Inventories decreased as of September 30, 1996 as compared to December 31, 1995 primarily due to the timing of the harvesting of sugar cane.

     Agricultural revenues and cost of sales increased for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 due to increased production, the timing of shipments of raw sugar to C&H and the closure of Oahu Sugar in April 1995.

     Agricultural operating loss decreased for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 due to the amortization of unrecognized gains related to postretirement benefit obligations and higher cost in 1995 associated with the final phase of operations at Oahu Sugar.

     PROPERTY:

      The Company's Property segment is responsible for the following: land planning and development activities; obtaining land use, zoning and other governmental approvals; selling or financing developed and undeveloped land parcels; and the management and operation of the Company's golf course facilities.

      For  the nine months ended September 30, 1996 and  1995,
the  Company generated approximately $12.0 million  and  $21.1 million of land sales, respectively.

      Property sales and cost of sales decreased for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 primarily due to the receipt of proceeds related to certain contingent participation rights at Waikele in 1995 and the decreased sales volume of non-strategic land parcels, offset in part by increased sales at the Kaanapali Golf Estates in 1996.

      In 1986, the Company entered into a joint venture agreement with Tobishima Pacific Inc., a wholly- owned subsidiary of a Japanese company ("Tobishima"), the purpose of which is to plan, manage and develop approximately 96 acres of beachfront property at Kaanapali (known as "North Beach"). The joint venture (in which the Company has a 50% interest)
has State land use and County zoning approvals for the subdivision and development of the infrastructure improvements necessary to accommodate up to 3,200 hotel and/or condominium units on this site. This North Beach property constitutes nearly all of the remaining developable beachfront acreage at Kaanapali. In October 1992, the Company completed construction of a 3-acre park on the North Beach site, which is part of the master plan for this property and was a requirement imposed by the County in obtaining certain permits. The development of North Beach continues to be tied to the completion of the Lahaina bypass highway or other traffic mitigation measures satisfactory to the Maui County Planning Commission. The Company has recently submitted proposed alternative traffic mitigation measures to the County for approval.

     The Company is planning to develop a time-share resort on 14 acres of the North Beach property (the "Site"). A land option/purchase agreement was entered into with Tobishima in October 1996. This agreement gives the Company an option to purchase Tobishima's 50% interest in the Site for $7 million. The Company does not expect to consummate the purchase until all discretionary land use permits are received for development of the time-share resort. In accordance with the land option/purchase agreement, the Company has made a nonrefundable deposit of $.1 million (which may be applied to the purchase price) to keep the option available through September 30, 1997. Additional nonrefundable deposits may be made to extend the option through August 31, 2000.

      The Company is currently filing development plans and related information with the County of Maui to obtain a Special Management Area ("SMA") permit for the time-share resort. Although there is no assurance that the SMA permit will be received (and that if such permit is received, that its terms will be acceptable to the Company), management is optimistic that the Company will receive the necessary approvals to proceed with the project.

      The Company believes that the potential for a successful time-share development at North Beach will be greatly enhanced by the involvement of a company with past experience in time-share development, and in the marketing and sale of time-share intervals (one week ownership rights). Management has met with various time-share developers to select a suitable partner for the project. As of the date of this report, the Company is negotiating the terms of a partnership agreement with one such developer. The Company plans to have a majority ownership interest in the partnership. After receipt of the SMA permit, the partnership will need to arrange project financing for the development of the resort. In addition, the land option/purchase agreement includes short-term seller financing, which the partnership may decide to utilize.

      In  March  1991,  the Company received  final  land  use
approval from the State for development of approximately 240 residential lots on approximately 125 acres of land known as "South Beach Mauka", located adjacent to the existing Kaanapali Beach Resort. In connection with this land use approval, the Company has agreed to the State policy of providing additional housing on Maui in the affordable price range, and to participating in the funding of the design and construction of the planned bypass highway extending from Lahaina to Kaanapali. The Company has entered into a development agreement with the State Department of Transportation covering the Company's participation in the design and construction of the bypass highway development. It is anticipated that, upon the receipt of government approvals, the Company will expend up to $3.5 million (in the aggregate) in the design of the bypass highway and/or the widening of the existing highway. Financial participation by the Company of up to $6.7 million for the construction of the bypass highway is subject to certain conditions related to certain future land use designations and zoning of Company lands. The development and construction of the bypass highway is expected to be a long-term project.

     During 1993, the Company obtained final land use approval from the State, and certification through the State's Housing Finance Development Corporation ("HFDC"), for the development of a project on approximately 300 acres of Company land known as "Puukolii Village", which is also located near Kaanapali Beach Resort. In connection with this land use approval, the Company has committed to providing additional housing on Maui in the affordable price range. The final land use approval and the HFDC development agreement contain certain conditions which must be satisfied in order for the Company to develop Puukolii Village, including adding the access road which will benefit uses for adjacent Company lands in future periods. Moreover, development of certain portions of Puukolii Village cannot commence until after completion of the state-planned
Lahaina bypass highway (mentioned above). The proposed development of Puukolii Village is anticipated to satisfy the Company's affordable housing requirements in connection with the South Beach Mauka land use approval and other development in the surrounding area. The Company commenced construction of infrastructure of Puukolii Village in the last quarter of 1996, beginning with the access road.

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

      The Company is marketing Kaanapali Golf Estates, a new residential community, which is part of South Beach Mauka adjacent to the Kaanapali Beach Resort in West Maui. During the nine months ended September 30, 1996, the Company sold 18 homesites for approximately $5.5 million, which includes 8 homesites to a developer who plans to construct and sell houses on these lots. The Company currently has six homesites on the market, which are priced from approximately $.4 million to $1 million.

      In 1995, the Company subdivided an ocean front parcel in Kaanapali into six single family homesites of approximately one acre each. The individual lot prices range from $1.9 million to $2.4 million. Sales of two of the lots in the project closed in December 1995, generating total sales proceeds of approximately $4.1 million. The Company is marketing the remaining four lots.

      In February 1996, the Maui County Council adopted a Community Plan ordinance for West Maui that does not include any amendments to the current Community Plan designation of the Company's North Beach property (thus rejecting the CAC recommendations that two-third's of North Beach be downzoned to "Park"). The ordinance was signed by the Mayor of the County of Maui.

      The Company is currently developing the approximately 60 acres of fee simple land it owns at the mill site of Oahu Sugar Company (the plantation was shut down in 1995), and has begun the process of seeking the necessary government approvals for a light industrial subdivision on an approximately 37-acre portion of the property, which excludes property containing the sugar mill and adjacent buildings. In connection with the development of this property, the Company has received state land use urbanization for the entire 60-acre site. In addition, the Company has received an "industrial" city development plan designation for the proposed 37-acre light industrial subdivision.

      In June 1994, the Company submitted a Land Use Boundary Amendment Petition with the State of Hawaii Land Use Commission ("LUC") and a General Plan Amendment Application with the County of Kauai for the urbanization of approximately 552 acres of land on Kauai currently in sugar cane cultivation. The proposed project is planned to be a mixed use master planned community which will include a variety of both affordable and market rate residential units, commercial and industrial projects and a number of community and public based facilities. The filing of these land use applications is the first step required in converting agriculture zoned land into urban zoned land. There are a number of additional reports, studies, applications and permits that will be required before final land use approvals are obtained. In May 1995, the County of Kauai approved the Company's General Plan Amendment Application, subject to a number of conditions (to be addressed during the subsequent zoning amendment process). In December 1995, the LUC granted the Company the land use amendments sought by the Company subject to a number of conditions. In May 1996, the Kauai County approved the Company's application to rezone the project. Before construction can commence, the Company must satisfy several conditions imposed during the approval process and obtain additional administrative development permits for requirements such as grading and subdivision. The permitting process in Hawaii has historically been a very difficult and arduous process and there is no guarantee that all permits will be obtained. Once construction commences, subject to market conditions, the project is expected to span over 20 years.


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


                   AMFAC/JMB HAWAII, INC.




                   By:    Gary Smith
                          Vice President
                   Date:  November 7, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                         Gary Smith
                         Principal Accounting Officer
                   Date: November 7, 1996


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   AMFAC/JMB FINANCE, INC.




                   By:      Gary Smith
                            Vice President
                   Date:    November 7, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            Gary Smith
                            Principal Accounting Officer
                   Date:    November 7, 1996


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   AMFAC PROPERTY DEVELOPMENT CORP.




                   By:      Gary Smith
                            Vice President
                   Date:    November 7, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            Gary Smith
                            Principal Accounting Officer
                   Date:    November 7, 1996



                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   AMFAC PROPERTY INVESTMENT CORP.




                   By:      Gary Smith
                            Vice President
                   Date:    November 7, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            Gary Smith
                            Principal Accounting Officer
                   Date:    November 7, 1996


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   AMFAC SUGAR AND AGRIBUSINESS, INC.




                   By:      Gary Smith
                            Vice President
                   Date:    November 7, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            Gary Smith
                            Principal Accounting Officer
                   Date:    November 7, 1996


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   KAANAPALI WATER CORPORATION




                   By:      Gary Smith
                            Vice President
                   Date:    November 7, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            Gary Smith
                            Principal Accounting Officer
                   Date:    November 7, 1996


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   AMFAC AGRIBUSINESS, INC.




                   By:      Gary Smith
                            Vice President
                   Date:    November 7, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            Gary Smith
                            Principal Accounting Officer
                   Date:    November 7, 1996


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   KEKAHA SUGAR COMPANY, LIMITED




                   By:      Gary Smith
                            Vice President
                   Date:    November 7, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            Gary Smith
                            Principal Accounting Officer
                   Date:    November 7, 1996


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   THE LIHUE PLANTATION COMPANY, LIMITED




                   By:      Gary Smith
                            Vice President
                   Date:    November 7, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            Gary Smith
                            Principal Accounting Officer
                   Date:    November 7, 1996


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   OAHU SUGAR COMPANY, LIMITED




                   By:      Gary Smith
                            Vice President
                   Date:    November 7, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            Gary Smith
                            Principal Accounting Officer
                   Date:    November 7, 1996



                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   PIONEER MILL COMPANY, LIMITED




                   By:      Gary Smith
                            Vice President
                   Date:    November 7, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            Gary Smith
                            Principal Accounting Officer
                   Date:    November 7, 1996


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   PUNA SUGAR COMPANY, LIMITED




                   By:      Gary Smith
                            Vice President
                   Date:    November 7, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            Gary Smith
                            Principal Accounting Officer
                   Date:    November 7, 1996



                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   H. HACKFELD & CO., LTD.




                   By:      Gary Smith
                            Vice President
                   Date:    November 7, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            Gary Smith
                            Principal Accounting Officer
                   Date:    November 7, 1996


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   WAIAHOLE IRRIGATION COMPANY, LIMITED




                   By:      Gary Smith
                            Vice President
                   Date:    November 7, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            Gary Smith
                            Principal Accounting Officer
                   Date:    November 7, 1996


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   WAIKELE GOLF CLUB, INC.




                   By:      Gary Smith
                            Vice President
                   Date:    November 7, 1996


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                            Gary Smith
                            Principal Accounting Officer
                   Date:    November 7, 1996