Form 10-Q/A
period 1996-09-30
AMFAC JMB HAWAII INC
filed 1996-12-05
CIK 839437

November 27, 1996


Securities and Exchange Commission
450 Fifth Street, N.W.
Judiciary Plaza
Washington, D.C.  20549

Re:  Amfac/JMB Hawaii, Inc.
     Commission File No. 33-24180
     Form 10-Q\A

Gentlemen:

Transmitted for the above-captioned registrant, is the electronically filed executed copy of registrant's current report on Form 10-Q\A for the quarter ended September 30, 1996.

Thank You.


Very truly yours,

Amfac/JMB Hawaii, Inc.

     By:  Northbrook Corporation
          Parent Company


     By:  _____________________
          Gary Smith
          Vice President
          and Principal Accounting Officer











             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-Q/A

                       AMENDMENT NO. 1

      Filed pursuant to Section 12, 13 or 15(d) of the Securities Exchange Act of 1934


                   AMFAC/JMB HAWAII, INC.
   (Exact name of registrant as specified in its charter)


Commission   File   No.   33-24180         IRS Employer Identification
                                           No. 99-0217738


      The undersigned registrant hereby amends the following sections of its Report for the quarter ended September 30, 1996 on Form 10-Q as set forth in the pages attached hereto:

       Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. Page 27


                         AMFAC/JMB HAWAII, INC.

                         By:  Northbrook Corporation
                              Parent Company

                              By: GARY SMITH
                                  Gary Smith, Vice President
                                  and Principal Accounting Officer


                              Dated:  November 27, 1996

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

       The sugar industry in Hawaii has experienced significant difficulties during the past several years.
Growers in Hawaii have struggled with the high costs of production, which have led to the closure of several plantations, including the Company's sugar operations on Oahu in 1995. The Company has tried to address these challenges through a number of different measures, including a restructuring in 1995, whereby its two Kauai plantations were consolidated and all of the sugar operations were changed to a seasonal mode.

      While the above-noted changes have helped to reduce expenses, the Company must continue to explore alternatives to further address the high costs of sugar production. One such alternative relates to the three-year labor contract the Company has with its sugar plantation employees, which expires in February 1998. Within the contract is a provision that allows the Company and the union to renegotiate wages in February 1997. In light of the difficulties the Company has had in trying to improve the operating results of its sugar business, management has been meeting with union representatives to discuss appropriate wage levels. Although the Company is hopeful that it will reach agreement on contract modifications that would help to improve the viability of its sugar plantations, there are no assurances that sufficient changes will be agreed upon.