Form 10-K405
period 1996-12-31
AMFAC JMB HAWAII INC; AMFAC JMB FINANCE INC
filed 1997-03-31
CIK 839437, 842701

U.S. Securities and Exchange Commission
Operations Center, Stop 0-7
6432 General Green Way
Alexandria, VA  22312

Re:  Amfac/JMB Hawaii, Inc.
     Commission File No. 33-24180
     Form 10-K

     Amfac/JMB Finance, Inc.
     Commission File No. 36-3611183
     Form 10-K

Gentlemen:

Enclosed, for the above-captioned registrants, is one paper copy of which is manually executed of registrant's current report on Form 10-K for the year ended December 31, 1996.

Please acknowledge receipt of the Form 10-K filing by signing and returning the enclosed self-addressed postcard.

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

For  the  fiscal year ended December 31, 1996 Commission File Number 33-24180

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

As  of  March  21,  1997, each of Amfac/JMB Hawaii,  Inc.  and
Amfac/JMB Finance, Inc. had 1,000 shares of Common Stock outstanding. All such Common Stock is owned by its respective parent and not traded on a public market.

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

                        TABLE OF CONTENTS


                                                                  Page

PART I

Item 1.    Business                                                  1

Item 2.    Properties                                                7

Item 3.    Legal Proceedings                                        12

Item 4.    Submission of Matters to a Vote of Security  Holders     12


PART II

Item 5.    Market for the Company's and Finance's Common
           Equity and Related Security Holder Matters               13

Item 6.    Selected Financial Data                                  14

Item 7.    Management's  Discussion and Analysis  of  Financial
           Condition and Results of Operations                      15

Item 8.    Financial Statements and Supplementary Data              30

Item 9.    Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                      59


PART III

Item 10.   Directors and Executive Officers of the Registrant       59

Item 11.   Executive Compensation                                   62

Item 12.   Security Ownership of Certain Beneficial Owners and
           Management                                               63

Item 13.   Certain Relationships and Related Transactions           63


PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K                                      65


SIGNATURES                                                          71


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

    The assets of the Company, held primarily through its wholly-owned subsidiaries, consist principally of approximately 46,700 acres of land, portions of which include acreage (i) in the process of development into residential, resort, commercial and industrial projects, (ii) currently being managed and operated as recreational facilities, and
(iii) used in connection with the cultivation and processing of agricultural products, principally sugar cane and related sugar products. In addition, the Company leases approximately 55,300 acres of land used primarily in the production of sugar cane and for access to water sources.

    The real properties owned by the Company are located on the four principal islands of the State of Hawaii: Oahu, Maui, Kauai and Hawaii. The Company has no real property located outside of the State of Hawaii. The Company's real properties are described in more detail under Item 2 below.

      The real estate development and agricultural operations of the Company comprise its two primary industry segments, "Property" and "Agricultural", respectively. The Company segregates total revenues, operating income (loss), total assets, capital expenditures and depreciation and amortization by each industry segment.

     At December 31, 1996, the Company employed 967 persons.

      PROPERTY. The Company is attempting to maximize the value of its owned land through land use planning, management and development. Such planning, management and development take into account local zoning and economic and political constraints in order to obtain the necessary land use designations for development and realize appreciated values. The Company also pursues opportunities, to the extent economically advantageous, to sell undeveloped and partially developed parcels of land, to develop directly the improvements at a particular property and, in some instances,
to   enter   into  joint  venture  arrangements  for   its   land
development activities. The Company's land holdings on Maui and Kauai are its primary sources of future land sale revenues. However, due to current market conditions, the difficulty in obtaining land use approvals and the high development cost of required infrastructure, the planned development of these land holdings and the ability to generate cash flow from these land holdings are expected to be long-term in nature.


       Approximately  1,800  acres  of  the  land  owned  by  the
Company are currently classified as urban district by the State of Hawaii Land Use Commission and have various zoning and land use approvals for residential, resort, commercial and industrial development, including 500 acres for the Company's three existing golf courses. Additional governmental approvals, permits and certifications will be required to be obtained with respect to the other 1,300 acres as part of the development process. There can be no assurance, however, that all of the necessary approvals or permits will be obtained.

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

       The   Company's  real  estate  development   approach   is
intended to enhance the value of its real property in successive phases. The determination of whether to develop a property is based on factors such as location, physical characteristics, demographic patterns and perceived absorption rates, as well as regulatory and environmental considerations, zoning, availability of utilities and governmental services and estimated profitability. Generally, once the determination has been made to develop a property, the first step is to design a master development plan. The Company then seeks to obtain regulatory and environmental approvals. The approval process, which requires a lengthy period of time (often at least three to five years), is a major factor in determining the viability and prospects for profitability of the Company's various development projects.

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

      Land use in Hawaii is regulated by both the State of Hawaii and each county (Hawaii, Kauai, Maui and Oahu), each in accordance with its own general set of objectives and policies. At the State level, all land is classified into four major land use districts: urban, rural, agricultural and conservation. The Company believes that it will generally be able to pursue development of that portion of its land for which it has or can reasonably obtain an urban district classification. Conservation land is that land which is necessary for preserving natural conditions (e.g., watershed or prevention of soil erosion) and, hence, generally cannot be developed. Agricultural and rural districts are not permitted to have concentrated development. Certain lands, particularly shoreline parcels, are subject to special regulatory scrutiny. For these lands, the Company must obtain additional federal, state and/or county approvals, including a special management area permit from the county in which such land is located. Certain other approvals are also necessary once zoning has been obtained. Obtaining any and all of these approvals can
involve   a   substantial  amount  of  time  and   expense,   and
approvals may need to be resubmitted if there is any subsequent, substantial deviation from previously submitted plans.

      In connection with seeking approvals for its development plans, the Company has been required (and may be required in the future) to make significant improvements in public facilities (such as roads), to dedicate property for public use, to provide employee and affordable housing units and to make other concessions (monetary and otherwise). The ability of the Company to perform its development activities may be materially adversely affected by state or county restrictions or conditions that may be imposed in certain communities because of inadequate public facilities (such as roads and sewer facilities) and/or by local opposition to continued growth.

      The Company is subject to a number of statutes imposing registration, filing and disclosure requirements with respect to its residential real property developments including, among others, the Federal Interstate Land Sales Full Disclosure Act, the Federal Consumer Credit Protection Act and the State Uniform Land Sales Practices Act.

      During  1994, the Company derived a significant portion  of
its   property  revenues  from  the  sale  of  residential   land
parcels  to  Schuler  Homes,  Inc.,  a  local  home  builder   in
Hawaii.

       The   Company  currently  owns  no  patents,   trademarks,
licenses or franchises which are material to its business.

       AGRICULTURE. Substantially all of the Company's agricultural activities relate to the cultivation and processing of sugar cane. Approximately 9,200 acres of the Company's land holdings and approximately 14,800 acres of land leased by the Company are currently under cultivation. The remaining approximately 77,900 acres of owned and leased land are predominantly conservation land and land appurtenant to the cultivation of sugar cane.

      During 1995, the Company implemented plans to restructure its sugar operations to improve efficiencies and reduce costs, including consolidation of the operations at its two Kauai plantations and changing to a seasonal mode of operation at each plantation (consistent with many other sugar operations).

      The Company's sugar plantation subsidiaries sell their raw sugar production to the Hawaiian Sugar and Transportation Company ("HSTC"), which is an agricultural cooperative owned by the major Hawaii producers of raw sugar (including the
Company), under a marketing agreement. HSTC sells the raw sugar production to the California and Hawaiian Sugar Company ("C&H") pursuant to a long-term supply contract. The terms of the supply contract do not require a specified level of production by the Hawaii producers; however, HSTC is obligated to sell and C&H is obligated to purchase any raw sugar produced. HSTC returns to its raw sugar suppliers proceeds based upon the domestic sugar price less delivery and administrative costs. The Company recognizes revenues and related cost of sales upon delivery of its raw sugar by HSTC to C&H.

      The price of raw sugar that the Company receives is based upon the price of domestic sugar (less delivery and administrative costs) as currently controlled by U.S. Government price supports legislation. On April 4, 1996, President Clinton signed the Federal Agriculture Improvement and Reform Act of 1996 ("the Act"). The Act, which expires in 2002, keeps the loan rate at 18 cents per pound. However, the Act includes certain other adjustments to the sugar program
including  making  crop  loans  recourse  to  the  producer   and
repealing marketing allotments which may over time depress the domestic price of raw sugar. There can be no assurance that, in the future, the government price support will not be reduced or eliminated entirely. Such a reduction or elimination of price supports could have a material adverse affect on the Company's agriculture operations, and possibly could cause the Company to evaluate the cessation of its remaining sugar cane operations.

      In August 1993, the Company announced its plans to phase out the sugar operations at its Oahu Sugar Company by mid-1995, such phase out coinciding with the expiration of its major land lease on Oahu. Oahu Sugar, which operated almost entirely on leased land, had incurred losses in its sugar operations in prior years and expected those losses to continue in the future. Oahu Sugar completed the final harvest of its crop in April 1995. The Company has shutdown Oahu Sugar and any estimated future costs related to the shut down are not expected to have a material adverse effect on the financial condition of the Company. The Company is currently pursuing development of the fee simple land it owns adjacent to the Oahu Sugar mill site, including seeking the necessary government approvals for a light industrial subdivision for a portion of the property, as discussed below.

      The sugar industry in Hawaii has experienced significant difficulties during the past several years. Growers in Hawaii have struggled with the high costs of production, which have led to the closure of several plantations, including the Company's sugar operations on Oahu in 1995. The Company has tried to address these challenges through a number of different measures, including a restructuring in 1995, whereby its two Kauai plantations were consolidated and its Maui plantation was changed to a seasonal mode.

       While the above-noted changes have helped to reduce expenses, the Company must continue to explore alternatives to further address the high costs of sugar production. One such alternative relates to the three-year labor contract the Company has with its sugar plantation employees, which expires in February 1998. Within the contract is a provision that allows the Company and the union to renegotiate wages in 1997. In light of the difficulties the Company has had in trying to improve the operating results of its sugar business, management has been meeting with union representatives to discuss appropriate wage levels. After discussions and negotiations with the union, it was agreed that wages would remain at the current levels until the end of the contract. This agreement is subject to ratification by the union membership. The Company and the union have tentatively agreed to return to the bargaining table during the summer of 1997 to negotiate the terms for a new contract which will begin in 1998. Although the Company is hopeful that it will reach agreement on contract modifications that would help improve the viability of its sugar plantations, there can be no assurance that sufficient changes will be agreed upon.

      In September 1992, Hurricane Iniki struck the Island of Kauai, causing considerable damage and loss to the people and businesses on Kauai. The Company has two sugar plantations on Kauai, both of which sustained considerable damage. The Company's real estate assets on Kauai suffered very little damage, since most of the Company's development expenditures up to that time had been focused on the islands of Oahu and
Maui. The Company settled its insurance claims in 1995 for the damage suffered and collected approximately $30 million in proceeds over the three year period subsequent to the hurricane.

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

      WATER RESOURCES. On the islands of Kauai, Oahu and Maui, the Company controls approximately 300 million gallons of water per day, 100 million gallons of water per day on land which  the  Company  owns  and the remainder  on  land  which  is leased by the Company. The Company also owns extensive civil engineering improvements including tunnels, ditches and pumps which distribute water. Most of the Company's water is currently used for irrigating sugar cane. If sugar cane cultivation is curtailed, water resources may become available for other uses. However, there can be no assurance that the Company will be able to apply the water that it currently controls to other uses since landowners' rights under laws governing the use and ownership of water in Hawaii, especially as it pertains to surface water, are restricted and unsettled in many respects.

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

      The Company owns the Waiahole Ditch, which is a series of tunnels and ditches (constructed in the early 1900's) that collects and has the capacity to transport in excess of twenty million gallons of water per day from the windward part of Oahu to the central Oahu plain on the Leeward side of the Koolau mountain range. The Company has filed a petition with the State of Hawaii Water Commission (the "Commission") for continued use of water that flows through the Waiahole Ditch and is currently waiting for a decision from the Commission regarding such petition. Water from the Waiahole Ditch had previously been used to irrigate sugar cane by Oahu Sugar Company, a wholly-owned subsidiary of the Company. With the closure of the Company's sugar operations on Oahu, the Company had to apply for a new use permit for the Waiahole Ditch water. The Company is seeking to realize significant value from this extensive ditch system by finding alternate end users for the water. The State of Hawaii favors continuation of the flow of water through the Waiahole Ditch for many reasons, among them being the recharge of the central Oahu aquifer and the fact that central Oahu is one of the fastest growth areas in the State. However, there are a number of individuals and certain environmental groups that oppose the continued flow of water in the Waiahole Ditch and want the water to remain on the windward side of Oahu. There has been an interim determination by the Water Commission that over one-half of the Waiahole Ditch water must remain on windward Oahu temporarily. A final decision from the Water Commission is expected late in the second quarter of 1997. There can be no assurance that the Water Commission will issue long-term use permits to the Company or to potential users on the leeward side.

      Amfac/JMB Finance, Inc. ("Finance") is a wholly-owned subsidiary of Northbrook Corporation ("Northbrook"). The sole business of Finance is to repurchase, upon request of the holders thereof, the Certificate of Land Appreciation Notes ("COLAS") pursuant to the Repurchase Agreement. In connection with such repurchase obligations of Finance, Northbrook has agreed to contribute sufficient capital or make loans to Finance pursuant to a Keep-Well Agreement, to enable Finance to meet its repurchase obligations of the COLAS. For a descrip tion of such obligations pursuant to the Repurchase Agreement and the Keep-Well Agreement referred to above, see Notes 2 and 3 of Notes to Balance Sheets of Finance. For a description of the COLAS, see Note 5 of Notes to Consolidated Financial Statements of the Company.
Item 2.  Properties

      LAND  HOLDINGS.   The major real properties  owned  by  the
Company are described below by island.

     (a)  Oahu

      At December 31, 1996, the Company owned approximately 800 acres of land on Oahu. These consist of approximately 136 acres for the Waikele Golf Course at Waikele, approximately 60 acres at the Oahu Sugar Company mill- site in Waipahu, approximately 500 acres on the northeastern, watershed area of windward Oahu (which have been designated by the State as conservation lands) and certain other land parcels.

      Waikele is a master-planned community developed by the Company. It is situated on 577 acres of land located adjacent to Waipahu, a rapidly growing town eight miles west of downtown Honolulu, and at the intersection of Oahu's two major highways. Construction of the Waikele Project commenced in 1989 and includes approximately 2,900 residential units on 19 parcels, a retail commercial center and an 18-hole golf course. The development of the commercial center at Waikele is complete, while development of residential units, ranging from multi-family units to single-family homes, is continuing and is expected to be completed by the end of 1998. All of the residential land in Waikele was sold to 3 builders from 1990 through 1994. The Company sold the land used for the retail commercial center in 1992. The Waikele golf course, which is still owned by the Company, opened for public play in May 1993. Waikele competes with other master-planned communities on Oahu.

       The Company expended approximately $1.3 million, $.5 million and $3.0 million in 1996, 1995 and 1994, respectively, for project costs at Waikele. Such costs include construction of roadways, utilities and related infrastructure improvements and the golf course and clubhouse. On a cumulative project-to-date basis, the Company has expended approximately $118 million on project costs and completed sales at Waikele of approximately $231 million. Such sales have included commercial property and parcel sales to home builders. Except for certain contingent participation rights, the Company has already received all of its proceeds from the sales of the residential and commercial parcels at Waikele.

      The Company is currently developing the approximately 60 acres of fee simple land it owns at the mill-site of Oahu
Sugar Company (which was shut down in 1995). The Company has received zoning for a light industrial subdivision on a 37-acre portion of the property, which excludes property containing the sugar mill and adjacent buildings. In connection with the development of this property, the Company has received state land use urbanization for the entire 60-acre site. Marketing of parcels within the light industrial subdivision is slated for mid-to-late 1997 after the subdivision is complete. In addition, the Company has begun the process of seeking the necessary government approvals for the redevelopment for the remainder of the mill-site parcels, including planned commercial, public and quasi-public uses.

      During 1996, the Company sold approximately 3 acres on Oahu for $1 million, and received $.3 million for certain contingent participation rights at Waikele.

     (b)  Maui

      On the island of Maui, the Company owns approximately 13,800 acres of land, most of which is currently in agriculture or classified as conservation land. Approximately all of the Company's land holdings are located on West Maui near the Kaanapali Beach Resort area. Approximately 900 acres in West Maui are presently designated urban and zoned for resort and residential development, including approximately 320 acres comprising the two Kaanapali Golf Courses. The Company is currently pursuing development approvals for portions of the surrounding acreage.

       In March 1991, the Company received final land use approval from the State for development of approximately 240 residential lots on approximately 125 acres of land, known as "South Beach Mauka" and located adjacent to the existing Kaanapali Beach Resort. In connection with this land use approval, the Company is committed to providing additional housing on Maui in the affordable price range and to participating in the funding of the design and construction of the planned bypass highway extending from Lahaina to the north end of Kaanapali. The Company has entered into a development agreement with the State Department of Transportation covering the Company's participation in the design and construction of the bypass highway. It is anticipated that the Company will expend up to $3.5 million (in the aggregate), of which $2.2 million has been spent as of December 31, 1996, in the design of the bypass highway and widening of the existing highway. The Company is marketing Kaanapali Golf Estates, a residential community that is part of South Beach Mauka adjacent to the
Kaanapali Beach Resort in West Maui. During 1996, the Company sold 18 homesites for approximately $5.5 million, which includes 10 homesites to a developer who plans to construct and sell houses on these lots. The Company currently has 6 homesites on the market, which are priced at approximately $.5 million each.

      During 1993, the Company obtained final land use approval from the State, and certification through the State's Housing Finance Development Corporation ("HFDC"), for the development of a project on approximately 300 acres of Company land known as "Puukolii Village", which is also located near Kaanapali Beach Resort. A significant portion of the housing in this project will be in the affordable price range. The final land use approval and the HFDC development agreement contain certain conditions which must be satisfied in order for the
Company to develop its lands in future periods. Moreover, development of most of Puukolii Village cannot commence until after completion of the state-planned Lahaina bypass highway (mentioned above). The proposed development of Puukolii Village is anticipated to satisfy the Company's affordable housing requirements in connection with the South Beach Mauka land use approval as well as for the Company's North Beach property (described below). The Company commenced construction of infrastructure for Puukolii Village in the last quarter of 1996, beginning with an access road.

      The planned development of the Company's land on Maui is longer term in nature than the time frame experienced at Waikele. As Maui is less populated than Oahu and more dependent on the resort/tourism industry, much of the Company's land is intended for resort and resort-related uses. Due to overall economic conditions and trends in tourism, recent demand for these land uses has been relatively weak.
The Company's currently available inventory of homesites on Maui, which is primarily targeted to the second home buyer, has experienced very slow sales activity to date. The Company's competitors on Maui have also experienced slow sales activity in the second home market. In connection with the development of North Beach Mauka and adjacent parcels, the Company has committed an additional $6.7 million for the construction of the bypass highway, subject to certain conditions. The development and construction of the bypass highway is expected to be a long-term project that will not be completed until the year 2004 or later. The Company has over 300 acres of land in the adjacent North Beach Mauka area, currently designated by the State Land Use Commission for agricultural use, but with an underlying project district designation in the county community plan. The Company plans to seek State urbanization approval for this land. The Company is continuing to evaluate its planned products and the timing of development of its land holdings in light of the current weak market demand and the capital resources needed for future development. Concurrently, the Company is evaluating certain land parcels for bulk sales. These parcels are not considered strategic to the Company's long-term development plans.

    In 1986, the Company entered into a joint venture agreement with Tobishima Pacific Inc., a wholly-owned subsidiary of a Japanese company, the purpose of which is to plan, manage and develop approximately 96 acres of beachfront property at Kaanapali (known as North Beach). The joint venture (in which the Company has a 50% interest) has State land use and County zoning approvals for the subdivision and development of the infrastructure improvements necessary to accommodate up to 3,200 hotel and/or condominium units on this site. This North Beach property constitutes nearly all of the remaining developable beachfront acreage at Kaanapali. In October 1992, the Company completed construction of a 3-acre park for public use on the North Beach site, which is part of the master plan for this property and was a requirement imposed by Maui County in obtaining certain permits. The development of North Beach continues to be tied to the completion of the aforementioned Lahaina bypass highway or other traffic mitigation measures satisfactory to the Maui County Planning Commission.

      The Company is seeking final approvals to develop a time-share resort on 14 acres of the North Beach property (the
"Site"). A land option/purchase agreement was entered into with Tobishima in October 1996. This agreement gives the Company an option to purchase Tobishima's 50% interest in the Site for $7 million. The Company does not expect to consummate the purchase until all discretionary land use permits are received for development of the time-share resort. In accordance with the land option/purchase agreement, the Company has made a nonrefundable deposit of $.1 million (which may be applied to the purchase price) to keep the option available through September 30, 1997. Additional nonrefundable deposits may be made to extend the option through August 31, 2000. The Company has filed development plans and related information with the County of Maui to obtain a Special Management Area ("SMA") permit for the time-share resort. Although there can be no assurance that the SMA permit will be received (and that if such permit is received, that its terms and conditions will be acceptable to the Company), management is optimistic that the Company will receive the necessary approvals to proceed with the project.

      The Company believes that the potential for a successful time-share development at North Beach will be greatly enhanced by the involvement of a company with experience in the time-share business. As a result, on February 1, 1997, the Company entered into a partnership with affiliates of Interval Resorts West, the developer of The Ridge Tahoe resort in South Lake Tahoe, Nevada. The partnership will be responsible for constructing, developing, operating, maintaining, owning and managing the time-share resort project. The Company has a majority ownership interest in the partnership. After receipt of the SMA permit, the partnership will need to arrange project financing for the development of the time-share resort. In addition, the aforementioned land option/purchase agreement with Tobishima Pacific, Inc. includes short-term seller financing, which the time-share partnership may decide to utilize.

      In February 1996, the Maui County Council adopted a Community Plan ordinance for West Maui that does not include any amendments to the current Community Plan designation of the Company's North Beach property, thus rejecting the recommendation of certain citizens groups that wanted two-third's of North Beach to be downzoned to "Park" designation. The ordinance was signed by the Mayor of the County of Maui and became effective on February 27, 1996.

      Further, the Department of the Army has determined that there are two wetlands sites on the North Beach property, totaling approximately 21,800 square feet. The Company has retained experts to evaluate these sites and to ensure compliance with all laws. While there can be no assurance as to the ultimate determinations with respect to the wetlands issue, the Company does not anticipate that these sites will materially adversely affect the development plans for North Beach.

      During 1996, the Company sold 10 acres on Maui for approximately $8.4 million, including 18 residential lots at Kaanapali Golf Estates.

       The   Company  also  owns  and  manages  the  championship
Kaanapali Golf Courses, consisting of a clubhouse and two 18-hole golf courses located at the Kaanapali Beach Resort.

      Approximately 4,900 acres of the Company's land on Maui are designated as a conservation district.

 (c)  Kauai

     The Company owns approximately 28,700 acres of land on the island of Kauai, most of which is on the eastern (windward) side of the island. The large parcels of Company land on eastern Kauai are predominantly used for sugar cane cultivation. Approximately 700 acres of this land is zoned for urban development and approximately 12,300 acres has been classified as conservation land.

      In June 1994, the Company submitted a Land Use Boundary Amendment Petition with the State of Hawaii Land Use
Commission ("LUC") and a General Plan Amendment Application with the County of Kauai for the urbanization of approximately 552 acres of land on Kauai currently in sugar cane cultivation. The Company proposed a project planned to be a mixed use master planned community which will include a variety of both affordable and market rate residential units, commercial and industrial projects and a number of community and public based facilities. The filing of these land use applications is the first step required in converting agriculture zoned land into urban zoned land. There are a number of additional reports, studies, applications and permits that will be required before final land use approvals are obtained. In May 1995, the County of Kauai approved the Company's General Plan Amendment Application, subject to a number of conditions. In December 1995, the LUC granted the land use amendments sought by the Company, subject to a number of conditions. In May 1996, the Kauai County approved the Company's application to rezone the project. Before construction can commence, the Company must satisfy several conditions imposed during the approval process and obtain additional administrative development permits for requirements such as grading and subdivision. The permitting process in Hawaii has historically been a very difficult, time consuming and arduous process. There can be no guarantee that all permits will be obtained. Once construction commences, subject to market conditions and profitability needs, the project is expected to span over 20 years.

    During  1996, the Company sold, in the aggregate,  711  acres of  miscellaneous  land parcels on Kauai for  approximately  $5.6 million.

     (d)  Hawaii

       The approximately 3,400 acres of land owned by the Company on the island of Hawaii are located on the eastern (windward) side of the island, primarily in the Keaau and Pahoa districts, south of the town of Hilo. Portions of these lands are currently leased to independent papaya growers. The Company does not currently have any plans for real property development on the island of Hawaii, but will continue to pursue ad hoc parcel sales when opportunities exist.

    During  1996,  the  Company sold,  in  the  aggregate,  3,525
acres    of   miscellaneous   land   parcels   on   Hawaii    for
approximately $3.6 million.

       LONG-TERM LEASES. Each of the Company's plantation subsidiaries leases agricultural lands from unrelated third parties. Such leases vary in length from month-to-month to 9 years and cover parcels of land ranging in acreage from one acre to 27,474 acres. Certain of such leases provide the
Company, as lessee, with licenses for water use. Almost all of the leased land of the Company is used in its agricultural businesses, primarily in connection with the cultivation and processing of sugar cane, with almost 15,000 acres of leased land currently under cultivation. Most of the leases provide for the Company to pay fixed annual minimum rents (ranging from $13 to $131 per usable acre), plus additional rents based upon a percentage of gross receipts generated by the Company's sugar cane operations on such land.

      The following summary lists the material agricultural land leases of the Company's subsidiaries, as lessees, and certain material terms thereof:

                Approximate           Current
                 Current   Approximate Annual  Additional Rent
     Expiration Sugar Cane   Gross    Minimum  as % of Gross  Renewal
Lease    Date     Acreage   Acreage    Rent     Receipts       Option
------ -------  ---------  ----------- -------  --------     ----------

Kekaha  mnth to mnth 7,926  27,474    $251,500  variable          --
Lihue   10/30/99     4,054   6,200    $ 56,370  variable          --
Lihue   12/15/02         0   3,106    $ 20,630      none          --
Lihue   1/31/95(1)   1,919   5,151    $ 21,500  variable          --
Pioneer mnth to mnth   889   1,639    $ 51,000  variable          --
Pioneer  12/31/05      770   2,509    $100,917     7.25%          --

(1)  The Company is currently finalizing a new lease with the lessor.

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

      There were no matters submitted to a vote of security holders during 1995 and 1996.







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




Item 6.  Selected Financial Data


                     AMFAC/JMB HAWAII, INC.

For the years ended December 31, 1996, 1995, 1994, 1993 and 1992

                     (Dollars in Thousands)
                                1996    1995      1994     1993    1992(c)
                               ------  -------  -------- -------   -------
Total revenues (d)              $97,406  101,607  157,963  140,462  230,212
                              ========  =======   =======  ======= ========
Net income (loss) (e)          $(34,166)  12,708  (13,033)    (509) (60,979)
                              ========  =======  ========  ======= ========
Net income (loss) per share (b)

Total assets                   $483,605  527,598  614,547  644,711  633,995
                               ========  =======  ======= ======== ========
Amounts due affiliates -
financing                     $ 103,579   76,911   15,097   15,097   28,098
                               ========  ========  ======= ======== ========
Certificate of Land Appreciation
  Notes                        $220,692  220,692  384,737  384,737  384,737
                              ========  ========  ======= ======== ========

  (a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report on Form 10-K.

  (b) The Company is a wholly-owned subsidiary of Northbrook Corporation ; therefore, net loss per share is not presented.

  (c) In 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Company elected to immediately recognize the cumulative effect of the change in accounting for postretirement benefits of $43,442 (after reduction of income taxes of $26,626), which is reflected in the 1992 net loss.

  (d) Total revenues includes interest income of $463 in 1996, $1,288 in 1995, $1,977 in 1994, $1,070 in 1993 and $1,534 in 1992.

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

       On   March   14,   1989,   Amfac/JMB   Finance,   Inc.   ("Finance"),   a
wholly-owned         subsidiary        of         Northbrook         Corporation
("Northbrook") and the Company entered into an agreement (the "Repurchase Agreement") concerning Finance's obligations (on
June   1,   1995   and   June   1,  1999)  to  repurchase,   upon   request   of
the    holders    thereof,   the   COLAS.    The   COLAS    were    issued    in
units   consisting   of  one  Class  A  COLA  and  one   Class   B   COLA.    As
specified    in    the   Repurchase   Agreement,   the   repurchase    of    the
Class A COLAS on June 1, 1995 may have been requested of Finance by the holders of such COLAS at a price equal to the original principal amount of such COLAS ($500) minus all payments of principal and interest allocated to such COLAS.
The repurchase of the Class B COLAS on June 1, 1999 may be requested of Finance by the holders of such COLAS at a price equal to 125% of the original principal amount of such COLAS ($500) minus all payments of principal and interest allocated to such COLAS. Through the date of this report, the cumulative interest paid per Class A COLA and Class B COLA is approximately $165 and $165, respectively.

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

        In addition to the $52 million borrowed from Northbrook to redeem Class A COLAS pursuant to the Redemption Offer (see
Note 5), the Company has also borrowed approximately $18.8 million and $9.8 million during 1996 and 1995, respectively, to fund COLA Base Interest payments and other operational needs. These loans from Northbrook are payable interest only, mature on June 1, 1998 and carry an interest rate per annum
equal    to    the   prime   interest   rate   plus   two   percent.    Pursuant
to the Indenture relating to the COLAS, the amounts borrowed from Northbrook are considered "Senior Indebtedness" to the COLAS.

       As a result of the COLA repurchases, the Company retired approximately $164 million face value of debt and recognized a financial statement gain in the second quarter of 1995 of approximately $32.5 million (net of income taxes of $20.8 million, the write-off of deferred financing costs of $10.0 million, the write-off of accrued contingent base interest of $5.7 million and expenses of $.9 million). Such gain was
treated     as     cancellation    of    indebtedness     income     for     tax
purposes    and,    accordingly,   the   income    taxes    related    to    the
Class A Redemption Offer (approximately $9.1 million) were not indemnified by the tax agreement with Northbrook (see Note 1).

        Pursuant   to   the   terms   of   the   Indenture   relating   to   the
COLAS,   the   Company   is   required   to   maintain   a   Value   Maintenance
Ratio of 1.05 to 1.00. Such ratio is equal to the relationship of the Company's Net Asset Value (defined as the excess of (i) Fair Market Value of the gross assets of the Company over (ii)
the    amount    of    the   liabilities   (excluding   liabilities    resulting
from       generally      accepted      accounting      principles       enacted
subsequent to the date of the Indenture) of the Company other than the outstanding principal balance of the COLAS, any unpaid Mandatory and Contingent Base Interest, and certain other liabilities, to the sum of (x) the outstanding principal amount of the COLAS, plus (y) any unpaid Base Interest, plus
(z) the outstanding principal balance of any Indebtedness incurred to redeem COLAS. The COLA Indenture requires the Company to obtain independent appraisals of the fair market value of the gross assets used to calculate the Value Maintenance Ratio as of December 31 in each even-numbered calendar year. Accordingly, the Company obtained independent appraisals of substantially all of its gross real estate assets as of December 31, 1996; the appraised values of such assets were sufficient to meet the Value Maintenance Ratio. In odd-numbered years (during which time appraisals are not required) the Fair Market Value of the gross assets of the
Company     used    to    compute    the    Value    Maintenance    Ratio     is
determined    by    the   Company's   management.    To    the    extent    that
management believes that the aggregate Fair Market Value of the Company's assets exceeds by more than 5% the Fair Market Value of such assets included in the most recent appraisal, the Company must obtain an updated appraisal supporting such
increase.   It   should   be   noted   that   the   concept   of   Fair   Market
Value is intended to represent the value that an independent arm's-length purchaser, seeking to utilize such asset for its highest and best use would pay, taking into consideration the risks and benefits associated with such use or development,
current       restrictions      on      development      (including       zoning
limitations,      permitted      densities,     environmental      restrictions,
restrictive    covenants,   etc.)   and   the   likelihood   of    changes    to
such    restrictions;   provided,   however,   that   with   respect   to    any
Fair Market Value determination of all of the assets of the Company, such assets shall not be valued as if sold in bulk to a single purchaser. There can be no assurance that the Company's properties can be ultimately sold at prices equivalent to their appraised values.

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

       In   April   1996,   the   Company  reached   an   agreement   to   amend
the    loan   with   the   ERS,   extending   the   maturity   date   for   five
years.     In   exchange   for   the   loan   extension,   the   ERS    received
the right to participate in the "Net Disposition Proceeds" (as defined) related to the sale or refinancing of the golf courses or at the maturity of the loan. The ERS share of the
Net Disposition Proceeds increases from 30% through June 30, 1997, to 40% for the period from July 1, 1997 to June 30, 1999 and to 50% thereafter. The loan amendment effectively adjusted the interest rate as of January 1, 1995 to 9.5% until June 30, 1996. After June 30, 1996, the loan bears interest at a rate per annum equal to 8.73%. The loan amendment
requires   the   Company  to  pay  interest  at  the  rate   of   7%   for   the
period   from   January   1,   1995  to  June   30,   1996,   7.5%   from   July
1,   1996   to   June  30,  1997,  7.75%  from  July  1,  1997   to   June   30,
1998 and 8.5% thereafter ("Minimum Interest"). The Company has made payments in 1996 totaling $6.5 million, which represents the Minimum Interest due through October 1, 1996. Accrued Minimum Interest as of December 31, 1996 was $1.2 million. The scheduled minimum payments are paid quarterly on the principal balance of the $66 million loan. The difference between the accrued interest expense and the Minimum Interest payment accrues interest and is payable on an annual basis from excess cash flow, if any, generated from the Kaanapali Golf Courses. The total accrued interest payable from excess cash flow was approximately $3.2 million as of December 31, 1996. Although the outstanding loan balance remains nonrecourse, certain payments and obligations, such as the Minimum Interest payments and the ERS's share of appreciation, if any, are
recourse    to    the    Company.     However,   the    Company's    obligations
to   make   future   Minimum  Interest  payments  and   to   pay   the   ERS   a
share of appreciation would be terminated if the Company tendered an executed deed to the golf course property to the ERS in accordance with the terms of the amendment.

        In October 1993, Waikele Golf Club, Inc. ("WGCI"), a wholly-owned subsidiary of the Company that owns and operates the Waikele Golf Course, obtained a five year $20 million loan facility from two lenders. The loan consists of two $10 million amortizing loans. Each loan bore interest only for the first two years with interest and principal payments based upon a 20 year amortization period for the remaining three years. The loans bear interest at prime (8.25% at December 31, 1996) plus 1/2% and LIBOR (5.5% at December 31, 1996) plus 3%, respectively. WGCI received an initial funding of $14 million of which $.6 million was held back by the lenders to pay interest. In October 1994, in accordance with the loan agreement, the Company received an additional funding of $6 million (part of the aggregate $20 million) and a release of the $.6 million interest holdback, both of which were contingent upon achieving a certain level of Net Operating Income (as defined) by the golf course during the first six
months    of   1994.    The   loan   is   secured   by   WGCI's   assets    (see
Note 6), is guaranteed by the Company and is considered "Senior Indebtedness" (as defined in the COLA Indenture). In
February 1997, WGCI entered into an amended and restated loan agreement with the Bank of Hawaii, whereby the outstanding principal amount of the loan has been increased to $25 million, the maturity date has been extended to February 2007, the interest rate has been changed to LIBOR plus 2% until the fifth anniversary and LIBOR plus 2.5% thereafter and principal is to be repaid based on a 30-year amortization schedule.

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

        In December 1996, Amfac Property Development Corporation, a wholly-owned subsidiary of the Company, obtained a $10 million loan facility from a Hawaii bank. The loan is secured by a mortgage on property under development at the former mill-site of Oahu Sugar, and is considered "Senior Indebtedness" (as defined in the Indenture relating to the COLAS). The loan bears interest at the bank's base rate (8.25% at December 31,
1996) plus .5% and matures on December 1, 1998.

        A significant portion of the Company's cash needs result from the nature of the real estate development business, which requires significant investment in preparing development plans, seeking land urbanization and other governmental approvals, and completing infrastructure improvements prior to the realization of sales proceeds. The Company has funded its cash requirements to date primarily through the use of short-
term bank borrowings, long-term financing secured by its golf courses on Maui and Oahu and by a planned real estate project on Oahu, borrowings from affiliates and revenues generated from the development and sale of its properties and
investments.       Funding      of      the      Company's      future      cash
requirements    is    dependent    upon    obtaining    appropriate    financing
and    revenues   generated   from   the   development   and   sale    of    its
properties.

        In order to generate additional cash flows for the Company, management has identified certain land parcels that are not included in the Company's long-term development plans.
During    1996,    the   Company   generated   approximately    $13.4    million
from    non-strategic    land   sales   and   an   additional    $5.5    million
from    the    sale    of    18   lots   at   the   Kaanapali    Golf    Estates
development on the island of Maui. During 1995, the Company generated approximately $30.8 million in land sales, most of which related to non-strategic parcels. In addition, during 1995 the Company received an approximate $1.0 million deposit, which represents the purchase price for 10 acres on Oahu.

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

        At    December   31,   1996,   the   Company   had   cash    and    cash
equivalents of approximately $8.7 million.

        The Company intends to use its cash reserves, sales proceeds and financing or joint venture arrangements to meet its short-term and long-term liquidity requirements, which include funding the remaining development costs at Waikele and on West Maui, Oahu and Kauai, agricultural deficits, payment of interest expense, and the repayment of principal on debt obligations, as necessary. The Company's long-term remaining liquidity is dependent upon its ability to obtain additional financing and the consummation of certain property sales. There can be no assurance that additional long-term financing can be obtained or property sales consummated. The Company's land holdings on Maui and Kauai are its primary source of future land sale revenues. However, due to current market conditions, the difficulty in obtaining land use approvals and the high development cost of required infrastructure, the planned development of these land holdings and the ability to generate cash flow from these land holdings are longer term in nature than the time frame experienced at Waikele. Accordingly, if no such financing can be obtained or additional property sales consummated, the Company will defer (to the extent possible) development costs and capital
expenditures       to      meet      long-term      liquidity      requirements.
Additionally, the Company's plans for property sales may also be adversely impacted by the inability of potential buyers to obtain financing.

         The Company uses the effective interest method and accrued interest on the COLAS at 4% per annum ("Mandatory Base
Interest") for the years ended December 31, 1994, 1995 and 1996. The Company did not generate a sufficient level of Net
Cash   Flow   to   pay   Base   Interest  on  the  COLAS   (see   Note   5)   in
excess of 4% for 1994, 1995 and 1996. With respect to any calendar year, JMB or its affiliates may receive a Qualified Allowance in an amount equal to: (i) approximately $6,200 during each of the calendar years 1989 through 1993, and (ii) thereafter, 1-1/2% per annum of the Fair Market Value (as
defined)    of    the    gross    assets    of    the    Company     and     its
subsidiaries (other than cash and cash equivalents and Excluded Assets (as defined)) for providing certain advisory services for the Company. However, such amounts shall be earned and paid for each year only following the payment of a specified level of Base Interest to the holders of the COLAS. Any portion of the Qualified Allowance not paid for any year shall accumulate without interest. Any Qualified Allowance
subsequent   to   1989   has   been   deferred   and   is   payable   only    to
the extent future Net Cash Flows are sufficient to pay the holders of the COLAS a specified level of return and, accordingly, no such amounts have been reflected in the accompanying consolidated financial statements. JMB has informed the Company that no incremental costs or expenses have been incurred relating to the provision of these advisory services. The Company believes that using an incremental cost methodology is reasonable.

        The Company continues to implement certain cost savings measures and to defer development project costs and capital expenditures for longer-term projects. The Company's Property
segment    expended    approximately   $7.9    million    in    project    costs
during 1996.

         During     1995,     the     Company     restructured     its     sugar
operations to improve efficiencies and reduce costs, including consolidation of the operations at its two Kauai plantations and changing to a seasonal mode of operations at its Maui plantation (consistent with other global sugar operations).

       The price of raw sugar that the Company receives is based upon the price of domestic sugar (less delivery and administrative costs) as currently controlled by U.S.
Government price supports legislation. On April 4, 1996, President Clinton signed the Federal Agriculture Improvement and Reform Act of 1996 ("the Act"). The Act, which expires in 2002, keeps the loan rate at 18 cents per pound. However, the Act includes certain other adjustments to the sugar program including making crop loans recourse to the producer and repealing marketing allotments which may over time depress the domestic price of raw sugar. There can be no assurance that,
in    the    future,    the    government   price   support    will    not    be
reduced or eliminated entirely. Such a reduction or elimination of price supports could have a material adverse affect on the Company's agriculture operations, and possibly could cause the Company to evaluate the cessation of its remaining sugar cane operations.

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

        The    sugar    industry   in   Hawaii   has   experienced   significant
difficulties during the past several years. Growers in Hawaii have struggled with the high costs of production, which have
led    to    the    closure    of    several    plantations,    including    the
Company's sugar operations on Oahu in 1995. The Company has tried to address these challenges through a number of different measures, including a restructuring in 1995, whereby its two Kauai plantations were consolidated and its sugar operations on Maui were changed to a seasonal mode.

        While the above-noted changes have helped to reduce expenses, the Company must continue to explore alternatives to further address the high costs of sugar production. One such alternative relates to the three-year labor contract the Company has with its sugar plantation employees, which expires in February 1998. Within the contract is a provision that allows the Company and the union to renegotiate wages in 1997. In light of the difficulties the Company has had in trying to improve the operating results of its sugar business, management has been meeting with union representatives to discuss appropriate wage levels. After discussions and negotiations with the union, it was agreed that wages would remain at the current levels until the end of the contract. This agreement is subject to ratification by the union membership. The Company and the union have tentatively agreed to return to the bargaining table during the summer of 1997 to negotiate the terms for a new contract which will begin in
1998. Although the Company is hopeful that it will reach agreement on contract modifications that would help improve the viability of its sugar plantations, there can be no assurance that sufficient changes will be agreed upon.

        In    early   March   1997,   the   Company   announced   a   management
restructuring that has resulted in the creation of six separately operating entities in the following businesses:
Sugar, Golf, Coffee, Water, Land Management and Real Estate Development. Each separate company or division will be
responsible    for    its    own   operations.   The   Company    believes    it
will       operate      more      effectively      as      several       smaller
entrepreneurial companies, rather than as one large conglomerate. Approximately four percent of the Company's total employees were released as a result of the restructuring.

Results of Operations

     General:

       The   Company   and   its   subsidiaries   report   its   taxes   as    a
part    of    the   consolidated   tax   return   of   the   Company's   parent,
Northbrook. The Company and its subsidiaries have entered into a tax indemnification agreement with Northbrook, which
indemnifies       the      Company      and      its      subsidiaries       for
responsibility    for    all   past,   present   and    future    federal    and
state income tax liabilities (other than income taxes which are directly attributable to cancellation of indebtedness income caused by the repurchase or redemption of securities as provided for in or contemplated by the Repurchase Agreement).

        Current and deferred taxes have been allocated to the Company as if the Company were a separate taxpayer in accordance with the provisions of SFAS No. 109 - Accounting for Income Taxes. However, to the extent the tax indemnification agreement does not require the Company to actually pay income taxes, current taxes payable or receivable (excluding income taxes which are directly attributable to cancellation of indebtedness income caused by the repurchase or redemption of securities as provided for in or contemplated by the Repurchase Agreement) have been reflected as deemed contributions and distributions, respectively, to additional paid-in capital in the accompanying consolidated financial statements.

        Accrued expenses decreased as of December 31, 1996 as compared to December 31, 1995, primarily due to the reclassification of deferred interest on the ERS loan to non-current.

        Current    portion   of   long-term   debt   decreased   and   long-term
debt   increased   as   of   December  31,  1996   as   compared   to   December
31, 1995, due primarily to the reclassification of the ERS loan from current to long-term (see Note 6). In addition, long-term debt increased as of December 31, 1996 as compared to December 31, 1995 due to financing obtained for the Oahu Industrial Project.

         The     current    portion    of    amounts    due    to     affiliates
decreased as of December 31, 1996 as compared to December 31, 1995 due to the payment of interest on financing provided by affiliates and the reclassification of certain intercompany payables from current to long-term (see Note 9).

         The long-term portion of amounts due to affiliates increased as of December 31, 1996 as compared to December 31, 1995, due to the reclassification of certain intercompany payables from current to long-term (see Note 9).

        Other    long-term   liabilities   increased   as   of   December    31,
1996 as compared to December 31, 1995 primarily due to the difference between the interest expense accrued and Minimum Interest payments required under the amended terms of the ERS loan (see Note 6) offset in part by reductions to reserves for prior land sales.

        Interest    expense    increased   for   the   year    ended    December
31, 1996 as compared to the year ended December 31, 1995 primarily due to interest expense related to additional affiliated financing, partially offset by the early retirement of Class A and Class B COLAS.




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

       The price of raw sugar that the Company receives is based upon the price of domestic sugar (less delivery and administrative costs) as currently controlled by U.S.
Government    price    supports    legislation.     On    April     4,     1996,
President Clinton signed the Federal Agriculture Improvement and Reform Act of 1996 ("the Act"). The Act, which expires in 2002, keeps the loan rate at 18 cents per pound. However, the Act includes certain other adjustments to the sugar program including making crop loans recourse to the producer and repealing marketing allotments which may over time depress the domestic price of raw sugar. There can be no assurance that, in the future, the government price support will not be reduced or eliminated entirely. Such a reduction or elimination of price supports could have a material adverse affect on the Company's agriculture operations, and possibly could cause the Company to evaluate the cessation of its remaining sugar cane operations.

        As part of the Company's agriculture operations, the Company enters into commodities futures contracts and options in sugar as deemed appropriate to reduce the risk of future price fluctuations in sugar. These futures contracts and options are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales as part of the production cost.

        The    sugar    industry   in   Hawaii   has   experienced   significant
difficulties during the past several years. Growers in Hawaii have struggled with the high costs of production, which have
led    to    the    closure    of    several    plantations,    including    the
Company's sugar operations on Oahu in 1995. The Company has tried to address these challenges through a number of different measures, including a restructuring in 1995, whereby its two Kauai plantations were consolidated and its sugar operations on Maui were changed to a seasonal mode.

        While the above-noted changes have helped to reduce expenses, the Company must continue to explore alternatives to further address the high costs of sugar production. One such alternative relates to the three-year labor contract the Company has with its sugar plantation employees, which expires in February 1998. Within the contract is a provision that allows the Company and the union to renegotiate wages in 1997. In light of the difficulties the Company has had in trying to improve the operating results of its sugar business, management has been meeting with union representatives to discuss appropriate wage levels. After discussions and negotiations with the union, it was agreed that wages would remain at the current levels until the end of the contract. This agreement is subject to ratification by the union membership. The Company and the union have tentatively agreed to return to the bargaining table during the summer of 1997 to negotiate the terms for a new contract which will begin in
1998. Although the Company is hopeful that it will reach agreement on contract modifications that would help improve the viability of its sugar plantations, there are no assurances that sufficient changes will be agreed upon.

        In September 1992, Hurricane Iniki struck the Island of Kauai causing considerable damage and loss to the people and businesses on Kauai. The Company has two sugar plantations on Kauai, both of which sustained considerable damage. The Company's real estate assets on Kauai suffered very little damage, since most of the Company's development expenditures up to that time had been focused on the islands of Oahu and Maui. The Company finalized the settlement of its insurance claims in 1995 for damage suffered and collected approximately $30 million in proceeds over the approximately three year period subsequent to the hurricane.

       Receivables decreased as of December 31, 1996 as compared to December 31, 1995 primarily due to the timing of production and related payments received for deliveries of raw sugar and the collection of certain insurance claims outstanding as of December 31, 1995.

       Machinery   and   equipment   increased   as   of   December   31,   1996
as   compared   to   December   31,  1995  due   primarily   to   the   purchase
of equipment and improvements at the sugar plantations.

       Agricultural revenues and cost of sales increased and the operating loss decreased for the year ended December 31, 1996 as compared to the year ended December 31, 1995 due to increased sales of raw sugar. The increase in cost of sales was offset in part by higher cost in 1995 associated with the final phase of operations at Oahu Sugar.

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

        Inventory increased as of December 31, 1996 as compared to December 31, 1995 due to the reclassification of land to
inventory    discussed   below,   offset   in   part   by    a    decrease    in
agricultural inventory.

        Land and land improvements decreased as of December 31, 1996 as compared to December 31, 1995 due primarily to land sales and the reclassification of certain land parcels held for sale to inventory.

        In   accordance   with   the   provisions   of   the   COLA   Indenture,
appraisals   were   performed   for   certain   assets   of   the   Company   as
of December 31, 1996 and 1994, which reflected a decline in value for certain properties. Accordingly, the Company recorded, as a matter or prudent accounting practice,
reductions    to   the   carrying   value   of   these   properties    in    the
fourth quarter of 1996 and the fourth quarter of 1994 in the amounts of $18.3 million and $5.0 million, respectively, to properly reflect the estimated market value of the property in its current state of development.

        Other    assets    increased    as   of    December    31,    1996    as
compared to December 31, 1995 primarily due to deferred costs related to preliminary planning costs associated with potential future development projects.

        For   the   year   ended   December   31,   1996   and   December    31,
1995,    the    Company    generated    approximately    $18.9    million    and
$30.8 million of land sales, respectively.

        Property   sales   decreased   and   cost   of   sales   increased    as
of December, 31, 1996 as compared to December 31, 1995 primarily due to the lower level of sales of non-strategic land parcels in 1996 and the lower margins realized for the parcels sold in 1996.

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

OAHU ACTIVITY

         The Company expended approximately $1.3 million, $.5 million and $3 million in 1996, 1995 and 1994, respectively, for project costs at Waikele. Such costs include construction of roadways, utilities and related infrastructure improvements and the golf course and clubhouse. On a cumulative project-to-date basis, the Company has expended approximately $118 million on project costs and has completed sales at Waikele of approximately $231 million. Such sales have included commercial property and parcel sales to home builders. Except for certain contingent participation rights, the Company has received all of its proceeds from the sales of the residential and commercial parcels at Waikele.

        The Company is currently developing the approximately 60 acres of fee simple land it owns at the mill-site of Oahu
Sugar Company (which was shut down in 1995). The Company has received zoning for a light industrial subdivision on an approximately 37-acre portion of the property, which excludes property containing the sugar mill and adjacent buildings. In connection with the development of this property, the Company has received state land use urbanization for the entire 60 acre site. Marketing of parcels within the light industrial subdivision is slated for mid-to-late 1997 after subdivision is complete. In addition, the Company has begun the process of seeking the necessary government approvals for the redevelopment for the remainder of the mill-site parcels, including planned commercial, public and quasi-public uses.

MAUI ACTIVITY

       The planned development of the Company's land on Maui is longer term in nature than the time frame experienced with
Waikele. As Maui is less populated than Oahu and more dependent on the resort/tourism industry, much of the Company's land is intended for resort and resort-related uses. Due to overall economic conditions and trends in tourism, recent demand for these land uses has been relatively weak.
The    Company's    currently    available    homesite    product    on    Maui,
which is targeted to the second home buyer, has experienced very slow sales activity to date. The Company's competitors on Maui have also experienced slow sales activity in the
second   home   market.    The   Company   is   continuing   to   evaluate   its
planned products and the timing of development of its land holdings in light of the current weak market demand and the capital resources needed for future development.

         The Company is marketing Kaanapali Golf Estates, a residential community that is part of South Beach Mauka, adjacent to the Kaanapali Beach Resort in West Maui. During 1996, the Company sold 18 homesites for approximately $5.5
million,   which   includes   10   homesites   to   a   developer   who    plans
to construct and sell houses on these lots. The Company currently has 6 homesites on the market, which are priced at approximately $.5 million.

       In addition, the Company subdivided an ocean front parcel in Kaanapali into six single family homesites of approximately one acre each. The individual lot prices range from $1.9 million to $2.4 million. Sales of two of the lots in the project closed in December 1995, generating total sales proceeds of approximately $4.1 million. The Company is marketing the remaining four lots individually, and as a package to local builders.

        In 1986, the Company entered into a joint venture agreement with Tobishima Pacific Inc. ("Tobishima"), a wholly-owned subsidiary of a Japanese company, the purpose of which is to plan, manage and develop approximately 96 acres of beachfront property at Kaanapali (known as "North Beach").
The    joint   venture   (in   which   the   Company   has   a   50%   interest)
has State land use and County zoning approvals for the subdivision and development of the infrastructure improvements necessary to accommodate up to 3,200 hotel and/or condominium units on this site. These development plans may be affected by the current review of state land designations (discussed below). This North Beach property constitutes nearly all of the remaining developable beachfront acreage at Kaanapali. In
October 1992, the Company completed construction of a 3-acre park on the North Beach site, which is part of the master plan for this property and was a requirement imposed by the County in obtaining certain permits. The development of North Beach continues to be tied to the completion of the aforementioned Lahaina bypass highway or other traffic mitigation measures satisfactory to the Maui County Planning Commission.

       The   Company   is   seeking  final  approvals   to   develop   a   time-
share    resort    on   14   acres   of   the   North   Beach   property    (the
"Site"). A land option/purchase agreement was entered into with Tobishima in October 1996. This agreement gives the Company an option to purchase Tobishima's 50% interest in the
Site    for    $7    million.     The    Company    does    not    expect     to
consummate the purchase until all discretionary land use permits are received for development of the time-share resort. In accordance with the land option/purchase agreement, the Company has made a nonrefundable deposit of $.1 million (which
may    be    applied   to   the   purchase   price)   to   keep    the    option
available        through       September       30,       1997.        Additional
nonrefundable    deposits    may    be    made    to    extend    the     option
through August 31, 2000. The Company has filed development plans and related information with the County of Maui to obtain a Special Management Area ("SMA") permit for the time-share resort. Although there can be no assurance that the SMA permit will be received (and that if such permit is received, that its terms and conditions will be acceptable to the Company), management is optimistic that the Company will receive the necessary approvals to proceed with the project.

        The Company believes that the potential for a successful time-share development at North Beach will be greatly enhanced by the involvement of a company with experience in the time-share business. As a result, in February 1997, the Company entered into a partnership with affiliates of Interval Resorts West, the developer of The Ridge Tahoe resort in South Lake Tahoe, Nevada. The partnership will be responsible for constructing, developing, operating, maintaining, owning and managing the time-share resort project planned for the 14-acre portion of North Beach. The Company has majority ownership interest in the partnership. After receipt of the SMA permit, the partnership will need to arrange project financing for the development of the time-share resort. The aforementioned land option/purchase agreement with Tobishima includes short-term seller financing, which the time-share partnership may decide to utilize.

        In February 1996, the Maui County Council adopted a Community Plan ordinance for West Maui that does not include any amendments to the current Community Plan designation of the Company's North Beach property, thus rejecting the recommendation of certain citizens groups that wanted two-third's of North Beach to be downzoned to "Park" designation. The ordinance was signed by the Mayor of the County of Maui and became effective on February 27, 1996.

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

        In    March    1991,    the   Company   received    final    land    use
approval from the State for development of approximately 240 residential lots on approximately 125 acres of land known as "South Beach Mauka" and located adjacent to the existing Kaanapali Beach Resort. In connection with this land use approval, the Company is committed to providing additional housing on Maui in the affordable price range, and to participating in the funding of the design and construction of the planned bypass highway extending from Lahaina to the north end of Kaanapali. The Company has entered into a development agreement with the State Department of Transportation covering the Company's participation in the design and construction of the bypass highway. It is anticipated that the Company will expend up to $3.5 million (in the aggregate), of which $2.2 million has been spent as of December 31, 1996, in the design of the bypass highway and/or the widening of the existing highway.

        In connection with the development of North Beach Mauka and adjacent parcels, the Company has committed $6.7 million for the construction of the bypass highway, subject to certain conditions. The development and construction of the bypass highway is expected to be a long-term project that will not be completed until the year 2004 or later.

       During   1993,   the   Company   obtained   final   land   use   approval
from the State, and certification through the State's Housing Finance Development Corporation ("HFDC"), for the development of a project on approximately 300 acres of Company land known as "Puukolii Village", which is also located near Kaanapali Beach Resort. A significant portion of the housing in this project will be in the affordable price range. The final land use approval and the HFDC development agreement contain certain conditions which must be satisfied in order for the
Company to develop Puukolii Village, including realigning the access road, which will benefit uses for adjacent Company's to develop its lands in future periods. Moreover, development of most of Puukolii Village cannot commence until after completion of the state-planned Lahaina bypass highway (mentioned above). The proposed development of Puukolii Village is anticipated to satisfy the Company's affordable housing requirements in connection with the South Beach Mauka land use approval as well as for the Company's North Beach property (described above). The Company commenced construction of infrastructure of Puukolii Village in the last quarter of 1996, beginning with an access road.

KAUAI ACTIVITY

       In June 1994, the Company submitted a Land Use Boundary Amendment Petition with the State of Hawaii Land Use Commission ("LUC") and a General Plan Amendment Application with the County of Kauai for the urbanization of approximately 552 acres of land on Kauai currently in sugar cane cultivation. The proposed project is planned to be a mixed use master planned community which will include a variety of both affordable and market rate residential units, commercial and industrial projects and a number of community and public based facilities. The filing of these land use applications is the first step required in converting agriculture zoned land into urban zoned land. There are a number of additional reports, studies, applications and permits that will be required before final land use approvals are obtained. In May
1995,   the   County   of   Kauai   approved   the   Company's   General    Plan
Amendment Application, subject to a number of conditions. In December 1995, the LUC granted the Company the land use amendments sought by the Company subject to a number of conditions. In May 1996, the Kauai County approved the
Company's      application     to     rezone      the      project.       Before
construction    can    commence,    the    Company    must    satisfy    several
conditions imposed during the approval process and obtain additional administrative development permits for requirements such as grading and subdivision. The permitting process in Hawaii has historically been a very difficult and arduous process and there is no guarantee that all permits will be obtained. Once construction commences, subject to market conditions, the project is expected to span over 20 years.

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



                     AMFAC/JMB HAWAII, INC.

                             INDEX


Report of Independent Auditors
Consolidated Balance Sheets, December 31, 1996 and 1995
Consolidated    Statements    of    Operations    for    the     years     ended
December 31, 1996, 1995 and 1994
Consolidated    Statements    of    Stockholder's    Equity    (Deficit)     for
the years ended December 31, 1996, 1995 and 1994
Consolidated    Statements    of   Cash    Flows    for    the    years    ended
December 31, 1996, 1995 and 1994

Notes to Consolidated Financial Statements


Schedule

    Valuation and Qualifying Accounts          II


Schedules not filed:

       All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.





                    AMFAC/JMB FINANCE, INC.

                             INDEX

Report of Independent Auditors
Balance Sheets, December 31, 1996 and 1995
Notes to the Balance Sheets


Schedules not filed:

         All     schedules    have    been    omitted    as     the     required
information    is   inapplicable   or   the   information   is   presented    in
the financial statements or related notes.


                 REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholder
AMFAC/JMB HAWAII, INC.

         We have audited the accompanying consolidated balance sheets of Amfac/JMB Hawaii, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the
Index   at   Item   8.    These   financial   statements   and   schedule    are
the      responsibility      of     the     Company's      management.       Our
responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amfac/JMB Hawaii, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.










                                    ERNST & YOUNG LLP


Honolulu, Hawaii
March 21, 1997


                     AMFAC/JMB HAWAII, INC.

                  Consolidated Balance Sheets

                   December 31, 1996 and 1995

                     (Dollars in Thousands)
                          A s s e t s
                                                     1996            1995
Current assets:
  Cash and cash equivalents                          $8,736      11,745
  Receivables - net                                   4,741       8,720
  Inventories                                        56,808      49,641
  Prepaid expenses                                    3,439       3,102
                                                    -------      --------
          Total current assets                       73,724      73,208
                                                    -------      --------
Investments                                          46,187      45,080
                                                    -------     --------
Property, plant and equipment:
  Land and land improvements                        289,294     336,069
  Machinery and equipment                            60,981      56,882
  Construction in progress                            1,365       1,428
                                                    -------    --------
                                                    351,640     394,379
  Less accumulated depreciation and amortization     33,856      27,762
                                                    -------    --------
                                                    317,784     366,617
Deferred expenses                                    12,975      14,225
Other assets                                         32,935      28,468
                                                    -------    --------
                                                   $483,605     527,598
                                                   ========    ========
                     L i a b i l i t i e s
Current liabilities:
 Accounts Payable                                  $  5,719       8,562
 Accrued expenses                                     9,274      13,268
 Current portion of long-term debt                    1,471      67,730
 Current portion of deferred income taxes             5,422      10,902
 Amounts due to affiliates                            8,905      22,862
                                                    -------     -------
          Total current liabilities                  30,791     123,324
                                                    -------     -------
Amounts due to affiliates                           103,579      76,911
Accumulated postretirement benefit obligation        57,662      61,037

                     AMFAC/JMB HAWAII, INC.

            Consolidated Balance Sheets - Continued

                   December 31, 1996 and 1995

                        (Dollars in Thousands)

                                                      1996         1995

Long-term debt                                       100,606      26,765
Other long-term liabilities                           35,501      34,366
Deferred income taxes                                 88,345      98,691
Certificate of Land Appreciation Notes               220,692     220,692
                                                    --------    --------
          Total liabilities                          637,176     641,786
                                                    --------    --------
Commitments and contingencies (notes 3, 4, 5, 6, 7, 8, 9, and 11)

  S t o c k h o l d e r ' s   E q u i t y   ( D e f i c i t )

Common stock, no par value
  Authorized, issued and outstanding 1,000 shares           1         1
Additional paid-in capital                              6,278    11,495
Retained earnings (deficit)                          (159,850) (125,684)
                                                   --------     --------
          Total stockholder's equity (deficit)       (153,571) (114,188)
                                                    --------    --------
                                                      483,605   527,598
                                                    =========   =========







The accompanying notes are an integral part of the consolidated financial statements.

                     AMFAC/JMB HAWAII, INC.
             Consolidated Statements of Operations

          Years ended December 31, 1996, 1995 and 1994
                     (Dollars in Thousands)
                                                    1996      1995     1994
Revenues:
  Agriculture                                     $51,805    47,656    89,237
  Property                                         45,138    52,663    66,749
                                                  -------   -------  --------
                                                   96,943   100,319   155,986
                                                  -------   -------  --------
Cost of sales:
  Agriculture                                      54,640    53,430    86,181
  Property                                         34,627    30,853    38,531
                                                  -------    -------  -------
                                                   89,267    84,283   124,712
Operating expenses:
  Selling, general and administrative              11,160    11,666    13,817
  Depreciation and amortization                     6,354     6,723     7,216
  Reduction to carrying value of investments in
  real estate                                      18,315        --     5,000
                                                   -------  -------  --------
       Total costs and expenses                   125,096    02,672   150,745
                                                  -------  -------  --------
       Operating income (loss)                    (28,153)   (2,353)    5,241
                                                  -------  -------  --------
Non-operating income (expenses):
  Amortization of deferred costs                   (1,222)   (1,557)   (2,086)
  Interest income                                     463     1,288     1,977
   Interest  expense                              (26,297)  (25,233)  (25,929)
                                                  -------  -------   --------
                                                  (27,056)  (25,502)  (26,038)
                                                  -------   -------  -------

     Loss  before taxes and extraordinary item    (55,209)  (27,855)  (20,797)
       Income  tax  benefit                       (21,043)   (8,019)   (7,764)
                                                  -------  --------   -------
    Loss  before extraordinary item               (34,166)  (19,836)  (13,033)
    Extraordinary gain from extinquishment of debt
    (less applicable income taxes of $20,807)          --    32,544       --
                                                  -------  --------  --------
    Net income (loss)                            (34,166)    12,708   (13,033)
                                                 ========  ========  ========

The accompanying notes are an integral part of the consolidated financial statements

                     AMFAC/JMB HAWAII, INC.

   Consolidated Statements of Stockholder's Equity (Deficit)

          Years ended December 31, 1996, 1995 and 1994

                     (Dollars in Thousands)

                                                                    Total
                                                                    Stock-
                                                       Retained     holder's
                                    Common Paid-In     Earnings     Equity
                                    Stock  Capital     (Deficit)   (Deficit)
Balance,  December 31, 1993        $     1 (10,370)   (125,359)    (135,728)

Net loss                                --     --      (13,033)     (13,033)
Capital contribution -
current income taxes (note 12)          --   24,754          --      24,754
                                    -------  --------   ---------  ---------
Balance, December 31, 1994               1   14,384   (138,392)    (124,007)

Net income                              --      --      12,708       12,708
Capital distribution -
current income taxes (note 12)          --   (2,889)       --        (2,889)
                                    -------  --------   ---------  --------
Balance, December 31, 1995        $      1   11,495   (125,684)    (114,188)

Net loss                                --       --    (34,166)     (34,166)
Capital distribution -
current income taxes (note 12)          --   (5,217)        --       (5,217)
                                   -------  --------  ---------   ---------
Balance, December 31, 1996        $      1    6,278   (159,850)    (153,571)
                                   ======   ========  ========    ========


The accompanying notes are an integral part of the consolidated financial statements.


                     AMFAC/JMB HAWAII, INC.

             Consolidated Statements of Cash Flows

          Years ended December 31, 1996, 1995 and 1994

                     (Dollars in Thousands)
                                                   1996      1995     1994
                                                  -------- -------- --------
Cash flows from operating activities:
  Net income   (loss)                          $  (34,166)  12,708  (13,033)
  Items not requiring (providing) cash:
      Depreciation and amortization                 6,354    6,723    7,216
      Amortization of deferred costs                1,222    1,557    2,086
      Equity in earnings of investments               (14)      69       69
      Income tax expense (benefit)                (21,043)  12,788   (7,764)
      Extraordinary gain from extinguishment of debt   --  (53,351)      --
      Reduction to carrying value of investments
      in real estate                               18,315      --     5,000
  Changes in:
    Receivables - net                               3,979    6,223       29
    Inventories                                    22,052   12,364   33,437
    Prepaid expenses                                 (337)   1,277    1,453
    Accounts payable                               (2,843)  (1,320)  (4,093)
    Accrued expenses                               (3,994)  (2,104)  (1,116)
    Amounts due to affiliates                     (13,957)  12,751      922
    Other long-term liabilities                    (4,489)  (7,006)  (2,258)
                                                  -------  -------  --------
    Net cash provided by (used in)
    operating activities                          (28,921)   2,679   21,948
                                                  -------  -------  --------
Cash flows from investing activities:
  Property additions                               (4,257)  (5,145)  (6,763)
  Property sales, disposals and retirements - net`     63    4,478      129
  Investments in joint ventures and partnerships   (1,093)    (103)    (174)
  Short-term investments                               --   31,998  (31,998)
  Other assets                                     (4,467)  (1,927)  (1,442)
  Other long-term liabilities                       1,388   (4,945)   1,413
                                                   -------  -------  -------
    Net cash provided by (used in)
    investing activities                           (8,366)  24,356  (38,835)
                                                  -------  -------  -------
Cash flows from financing activities:
  Deferred expenses                                    28       29     (394)



                     AMFAC/JMB HAWAII, INC.

       Consolidated Statements of Cash Flows - Continued

          Years ended December 31, 1996, 1995 and 1994

                     (Dollars in Thousands)
                                                    1996     1995    1994
                                                  -------- -------- --------
Payment to redeem and purchase Certificate of
Land Appreciation Notes (COLAS)                      --   (105,452)    --
Net borrowings (repayments) under bank
 line-of-credit agreement                            --        --   (8,000)
Net amounts due to affiliates                     26,668    61,814      --
Net (repayments) proceeds of long-term debt        7,582    (2,489)  5,103
Other costs related to extinguishment of debt         --      (894)     --
                                                  -------  -------  -------
Net cash provided by(used in)financing activities 34,278   (46,992) (3,291)
                                                  -------  -------  -------
  Net decrease in cash and cash
   equivalents                                    (3,009)  (19,957)(20,178)

 Cash and cash equivalents, beginning of year     11,745    31,702  51,880
                                                 -------  -------  -------
  Cash and cash equivalents, end of year         $ 8,736    11,745  31,702
                                                  =======  =======  =======
Supplemental disclosure of cash flow information:
  Cash paid for interest(net of amt capitalized) $31,111    24,347  25,898
                                                 =======  =======   =======
  Schedule of non-cash investing and financing activities:
    Transfer of property actively held for sale to
      real estate inventories and accrued costs
      relating to real estate sales               29,481     9,240   9,531
                                                 =======   =======  =======
Disposition of debt:
 Gain on extinguishment of debt                 $    --     53,351      --
 Face value of debt extinguished                     --   (164,045)     --
 Other costs related to debt extinguishment          --        894      --
 Write-off of Contingent Base Interest               --     (5,667)     --
 Write-off of deferred COLA costs                    --     10,015      --
                                                 --------  -------  -------
    Cash paid to redeem and purchase COLAS      $    --   (105,452)     --
                                                 ========  =======  =======

The accompanying notes are an integral part of the consolidated financial statements.



                     AMFAC/JMB HAWAII, INC.

           Notes to Consolidated Financial Statements

                December 31, 1996, 1995 and 1994

                     (Dollars in Thousands)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BASIS OF ACCOUNTING

      On November 17, 1988, the stockholders of Amfac, Inc. ("Amfac") agreed to the merger ("Merger") of Amfac with an affiliate of JMB Realty Corporation ("JMB"). The Merger was consummated on November 18, 1988. Amfac/JMB Hawaii, Inc. ("the Company") was wholly-owned by Amfac, a subsidiary of Northbrook Corporation ("Northbrook"). In May 1995, Amfac merged into Northbrook, with Northbrook being the surviving corporation.

      The Company, or its subsidiaries, hold title to substantially all of the agricultural and developmental real property and related assets of its parent corporation, Northbrook, located in Hawaii. The Company is wholly-owned by Northbrook, and is an affiliate of JMB as a result of the Merger and the subsequent merger of a subsidiary of an affiliate of JMB into Amfac Hawaii, Inc., which (after changing its name to Amfac/JMB Hawaii, Inc.) continues as the surviving corporation.

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

     STATEMENT OF CASH FLOWS

   The Company's policy is to consider all amounts held with original maturities of three months or less in U.S. government obligations, certificates of deposit and money market funds (approximately $4,900 and $3,700 at December 31, 1996 and 1995, respectively) as cash equivalents which approximates market. These amounts include $1,552 and $1,623 at December 31, 1996 and 1995, respectively, which were restricted primarily to fund debt service on long-term debt related to the acquisition of power generation equipment (see note 6).


                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                     (Dollars in Thousands)


     FAIR VALUE OF FINANCIAL INSTRUMENTS

       Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Disclosures about Fair Value of Financial Instruments", requires entities to disclose the SFAS No. 107 value of certain on-and off-balance sheet financial instruments for which it is practicable to estimate. Value is defined in SFAS No. 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Company believes the carrying amounts of its financial instruments classified as current assets and liabilities in its balance sheet approximate SFAS No. 107 value due to the relatively short maturity of these instruments. The Company believes the carrying value of its long-term debt (notes 4 and 6) approximates fair value. SFAS No. 107 states that quoted market prices are the best evidence of the SFAS No. 107 value of financial instruments, even for instruments traded only in thin markets. On March 15, 1995, pursuant to the indenture that governs the terms of the COLAS (the "Indenture"), the Company elected to exercise its right to redeem, and therefore was obligated to purchase, any and all Class A COLAS submitted pursuant to the Redemption Offer at a price of $.365 per Class A COLA (see note 5). In conjunction with the Company's election to repurchase the Class A COLAS submitted for repurchase, the Company made a tender offer (the "Tender Offer") to purchase up to approximately $68,000 principal value of the Class B COLAS at a price of $.220 per Class B COLA from COLA holders electing to have their Class A COLAS repurchased. The Redemption Offer and the Tender Offer expired on June 1, 1995. Since such expiration, the secondary market for COLAS has been extremely thin. Since June 1, 1995, a limited number of COLA units have been sold in transactions arranged by brokers for amounts ranging from approximately $.250 to $.330 per Class B
COLA and from approximately $.482 to $.545 per combined Class A and Class B COLA. Based on the range of transactions since June 1, 1995 and the number of COLAS outstanding (with a per unit carrying value of $1.0 and a total carrying value of $220,692 at December 31, 1996 in the accompanying consolidated financial statements), the implied SFAS No. 107 value of the COLAS would range from approximately $108,000 to 128,000. However, due to restrictions on prepayment and redemption as specified in the COLA Indenture, as well as the methodology used to determine such value, the Company does not believe that it would be able to refinance or repurchase all of its outstanding COLA units as of December 31, 1996 at this value. Reference is made to note 5 for results of the Redemption and Tender Offer.

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

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

December 31, 1996 and 1995 is not in excess of its estimated net realizable value. Reductions in the estimated net realizable value of unsold sugar are recognized when anticipated. In determining the net realizable value of unsold sugar, the price the Company uses is based upon the domestic price of sugar. The Company recognizes revenue and related cost of sales upon delivery of its raw sugar to the California and Hawaii Sugar Company ("C&H").

     The price of raw sugar that the Company receives is based upon the price of domestic sugar (less delivery and administrative costs) as currently controlled by U.S. Government price supports legislation. On April 4, 1996, President Clinton signed the Federal Agriculture Improvement and Reform Act of 1996 ("the Act"). The Act, which expires in 2002, keeps the loan rate at 18 cents per pound. However, the Act includes certain other adjustments to the sugar program including making crop loans recourse to the producer and repealing marketing allotments which may over time depress the domestic price of raw sugar. There can be no assurance that, in the future, the government price support will not be reduced or eliminated entirely. Such a reduction or elimination of price supports could have a material adverse affect on the Company's agriculture operations, and possibly could cause the Company to evaluate the cessation of its remaining sugar cane operations.

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

     LAND DEVELOPMENT

    Project costs associated with the acquisition, development and construction of real estate projects are capitalized and classified as construction in progress. Such capitalized costs are not in excess of the project's estimated fair value as reviewed periodically or as considered necessary. In addition,
interest        is        capitalized        to        qualifying         assets

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                     (Dollars in Thousands)

during the period that such assets are undergoing activities necessary to prepare them for their intended use. Such capitalized interest is charged to cost of sales as revenue from the real estate development is recognized. Interest costs of approximately $1,327 have been capitalized for the year ended 1996. No material amounts have been capitalized for the year ended 1995 and 1994.

      Land actively held for sale and any related development costs transferred from construction in progress are reported as inventories in the accompanying consolidated balance sheets and are stated at the lower of cost or fair value less costs to sell.

     LONG-LIVED ASSETS

      In March 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Company adopted SFAS No. 121 in 1995, with no effect on the accompanying financial statements.

      In accordance with the provisions of the COLA Indenture, appraisals were performed for certain assets of the Company as of December 31, 1996 and 1994, which reflected a decline in value for certain properties. Accordingly, the Company recorded, as a matter or prudent accounting practice, reductions to the carrying value of these properties in the fourth quarter of 1996 and the fourth quarter of 1994 in the amounts of $18,315 and $5,000, respectively, to properly reflect the estimated market value of the property in its current state of development.

     EFFECTIVE INTEREST

      For financial reporting purposes, the Company uses the effective interest rate method and accrued interest on the COLAS at 4% per annum ("Mandatory Base Interest") for the years ended December 31, 1996, 1995 and 1994.

     INTEREST RATE SWAPS AND CAPS

      Net interest received (paid) on contracts that qualify as hedges is recognized over the life of the contract as an adjustment to interest income (expense) of the hedged financial instrument.




                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

     PROPERTY, PLANT AND EQUIPMENT

      Property, plant and equipment are stated at cost. Depreciation is based on the straight-line method over the estimated economic lives of 20-40 years for land improvements and 3-18 years for machinery and equipment, or the lease term, whichever is less. Maintenance and repairs are charged to operations as incurred. Renewals and significant betterments and improvements are capitalized and depreciated over their estimated useful lives.

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

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

(2)  ASSETS AND LIABILITIES INFORMATION
                                                            1996     1995
                                                         -------    -------
    Receivables - net:
       Trade accounts and notes (net of allowance)     $   2,161     2,252
       Sugar and molasses                                  1,663     3,877
       Insurance claims, net                                  --     1,440
       Other                                                 917     1,151
                                                         -------    -------
                                                          $4,741     8,720
                                                         =======    =======
    Accrued expenses:
       Payroll and benefits                           $   2,540      2,592
       Interest                                           4,470      7,929
       Other                                              2,264      2,747
                                                        -------     -------
                                                      $   9,274     13,268
                                                        =======    =======

(3)  INVESTMENTS

      The Company's investments at December 31, 1996 and 1995 consist of the following:


                                                           Carrying Value
                                                           --------------
                                        Ownership
Description                             Percentage         1996     1995
-----------                            -----------        ------   ------
     Sugar Cooperatives                     26.0%      $     41        40
     North Beach Joint Venture              50.0%        46,146    45,040
                                                         -------  -------
                                                       $ 46,187    45,080
                                                        =======   =======

     The Company's sugar plantation subsidiaries sell their raw sugar production to the Hawaiian Sugar and Transportation Company ("HSTC"), which is an agricultural cooperative owned by the major Hawaii producers of raw sugar
(including the Company), under a marketing agreement. HSTC sells the raw sugar production to C&H pursuant to a long-term supply contract. The terms of the supply contract do not require a specified level of production by the Hawaii producers; however, HSTC is obligated to sell and C&H is obligated to purchase any raw sugar produced. The Company holds a 26 percent equity interest in HSTC. HSTC returns to its raw sugar suppliers proceeds based upon the domestic sugar price less delivery and administrative charges. The Company recognizes revenues and related cost of sales upon delivery of its raw sugar to C&H.

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                             (Dollars in Thousands)


      The North Beach joint venture was formed during 1986 to plan, manage and develop approximately 96 acres of beachfront property located at the Kaanapali Beach Resort on West Maui.

     The following is the condensed, combined financial statement information (unaudited) of HSTC and the North Beach joint venture:

                                1996                       1995
                         -----------------          -----------------
                        North Beach                 North Beach
                        Joint Venture   HSTC       Joint Venture  HSTC
                       --------------------        -------------------

Current assets           $   255      13,613             210     31,558

Noncurrent assets         40,100       1,907          40,122      3,797
Current liabilities         (202)    (14,011)           (205)   (31,046)
Noncurrent liabilities        --      (1,400)             --     (4,200)
                          --------   -------         -------    --------
Equity                  $ 40,153         109          40,127        109
                         ========    =======         ========   ========

                                           1996         1995        1994
                                          ------        ------      ------
      Revenue                            $203,406      202,954     312,526
      Cost and expenses                    19,755       20,493      28,472
                                         --------      --------   --------
      Net income                         $183,651      182,461     284,054
                                         ========     ========    ========

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                     (Dollars in Thousands)

(4)  AMOUNTS DUE AFFILIATES - FINANCING

      The maturity date of the approximately $15,097 of remaining acquisition-related financing owed to affiliates has been extended to June 1, 1998 and bears interest at a rate per annum based upon the prime interest rate (8.25% at December 31, 1996), plus one percent.

     In addition to the $52,000 borrowed from Northbrook in 1995 to redeem Class A COLAS pursuant to the Redemption Offer (see Note 5), the Company has also borrowed approximately $18,746 and $9,814 during 1996 and 1995, respectively, to fund COLA Base Interest payments and other operational needs. These loans from Northbrook are payable interest only, mature on June 1, 1998 and carry an interest rate per annum equal to the prime interest rate plus two percent. Pursuant to the Indenture relating to the COLAS, the amounts borrowed from Northbrook are considered "Senior Indebtedness" to the COLAS.

      In February 1997 the above noted affiliate loans, along with certain other amounts due Northbrook, were converted into a new $104,759 ten year note payable. The new note is payable interest only, which accrues at the prime interest rate plus 2%.

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

     As a result of the repurchases, the Company retired approximately $164,045 in face value of COLA debt and recognized a financial statement extraordinary gain of approximately $32,544 (net of income taxes of $20,807, the write-off of deferred financing costs of $10,015, the write-off of accrued Contingent Base Interest of $5,667 and expenses of $894). Such gain

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

was treated as cancellation of indebtedness income for tax purposes and, accordingly, the income taxes related to the Class A Redemption Offer (approximately $9,106) were not indemnified by the tax agreement with Northbrook (see note 1).

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

      In April 1996, the Company reached an agreement to amend the loan with the ERS, extending the maturity date for five years. In exchange for the loan extension, the ERS received the right to participate in the "Net Disposition Proceeds" (as defined) related to the sale or the refinancing of the golf courses or at the maturity of the loan. The ERS share of the Net Disposition Proceeds increases from 30% through June 30, 1997, to 40% for the period from July 1, 1997 to June 30, 1999 and to 50% thereafter. The loan amendment effectively adjusted the interest rate as of January 1, 1995 to 9.5% until June 30, 1996. After June 30, 1996, the loan bears interest at a rate per annum equal to 8.73%. The loan amendment requires the Company to pay interest at the rate of 7% for the period from January 1, 1995 to June 30, 1996, 7.5% from July 1, 1996 to June 30, 1997, 7.75% from July 1, 1997 to June 30, 1998 and 8.5%
thereafter ("Minimum Interest"). The Company made payments in 1996 totaling $6,512, which represents the Minimum Interest due through October 1, 1996.
Accrued Minimum Interest as of December 31, 1996 was $1,244. The scheduled minimum payments are paid quarterly on the principal balance of the $66,000 loan. The difference between the accrued interest expense and the Minimum Interest payment accrues interest and is payable on an annual basis from excess cash flow, if any, generated from the Kaanapali Golf Courses. The total accrued interest payable from excess cash flow was approximately $3,151 as of December 31, 1996. Although the outstanding loan balance remains nonrecourse, certain payments and obligations, such as the Minimum Interest payments and the ERS's share of appreciation, if any, are recourse to the Company. However, the Company's obligations to make future Minimum Interest payments and to pay the ERS a share of appreciation would be terminated if the Company tendered an executed deed to the golf course property to the ERS in accordance with the terms of the amendment.

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

     In January 1993, The Lihue Plantation Company, Limited ("Lihue") obtained a ten-year $13,250 loan used to fund the acquisition of Lihue's power generation equipment. The $13,250 loan, constituting "Senior Indebtedness" under the COLAS' Indenture, consists of two ten year amortizing term loans of $10,000 and $3,250, respectively, payable in forty consecutive installments commencing July 1, 1993 in the principal amount of $250 and $81, respectively (plus interest). The $10,000 and $3,250 loans have outstanding balances of $6,500 and $66, respectively, as of December 31, 1996 and bear interest at a rate equal to prime rate (8.25% at December 31, 1996) plus three and one half percent and prime rate plus four and one-half percent, respectively. Lihue has purchased an interest rate agreement which protects against fluctuations in interest rates and effectively caps the prime rate for the first seven years of the loan agreement at eight percent. The loan is secured by the Lihue power generation equipment, sugar inventories and receivables, certain other assets and real property of the Company and has limited recourse to the Company and certain other subsidiaries.

    In October 1993, Waikele Golf Club, Inc. ("WGCI"), a wholly-owned subsidiary of the Company that owns and operates the Waikele Golf Course, obtained a five year $20,000 loan facility from two lenders. The loan consists of two $10,000 amortizing loans. Each loan bears interest only for the first two years and interest and principal payments based upon an assumed 20 year amortization period for the remaining three years. The loans bear interest at prime plus 1/2% and LIBOR (5.5% at December 31, 1996) plus 3%, respectively. WGCI received an initial funding of $14,000, of which $600 was held back by the lenders to pay interest. In October 1994, in accordance with the loan agreement, the Company received an additional funding of $6,000 and a release of the $600 interest holdback, both of which were contingent upon achieving a certain level of Net Operating Income (as defined) by the golf course during the first six months of 1994. The loan is secured by WGCI's assets (the golf course and related improvements and equipment), is guaranteed by the Company, and is considered "Senior Indebtedness" (as defined in the Indenture relating to the COLAS). As of December 31, 1996, the outstanding balance was $19,511, with scheduled annual principal maturities of $405 in 1997 and the balance of $19,106 in 1998. In February 1997, WGCI entered into an amended and restated loan agreement with the Bank of Hawaii, whereby the outstanding principal amount of the loan has been increased to $25,000, the maturity date has been extended to February 2007, the interest rate has been changed to LIBOR plus 2% until the fifth anniversary and LIBOR plus 2.5% thereafter and principal is to be repaid based on a 30-year amortization schedule.

      In December 1996, Amfac Property Development Corporation, a wholly-owned subsidiary of the Company, obtained a $10,000 loan facility from a Hawaii bank. The loan is secured by a mortgage on property under development at the mill-site of Oahu Sugar, and is considered "Senior Indebtedness" (as defined in the Indenture relating to the COLAS). The loan bears interest at the bank's base rate (8.25% at December 31, 1996) plus .5% and matures on December 1, 1998.



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

                         (Dollars in Thousands)

(7)  RENTAL ARRANGEMENTS

     As Lessee

      The Company rents, as lessee, various land, facilities and equipment under
operating  leases.   Most land leases provide for renewal  options  and  minimum rentals plus contingent payments based on revenues or profits. Included in rent expense are minimum rentals and contingent payments for operating leases in the following amounts:
                                                1996       1995      1994
                                              ------      ------     ------
   Minimum and fixed rents                    $2,357      2,789      3,956
   Contingent payments                         1,181      1,261      2,476
   Property taxes, insurance and other
   charges                                     1,241        445        669
                                             -------     ------     ------
                                              $4,779      4,495      7,101
                                            ========   ========    =======
       Future minimum lease payments under noncancelable operating leases aggregate approximately $13,403 and are due as follows: 1997, $1,960; 1998, $2,138; 1999, $1,959; 2000, $2,005; 2001, $1,663; and thereafter, $3,678.

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

      Charges for pension and Core Retirement Award costs allocated to the Company aggregated approximately $628, $961 and $1,000 for the years ended December 31, 1996, 1995 and 1994, respectively.


                        AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

      In addition to providing pension benefits, the Company also provides certain healthcare and life insurance benefits to eligible retired employees of some of its businesses. Where such benefits are offered, substantially all employees may become eligible for such benefits if they reach a specified retirement age while employed by the Company and if they meet a certain length of service criteria. The postretirement healthcare plan is contributory and contains cost-sharing features such as deductibles and copayments. However, these features, as they apply to bargaining unit retirees, are subject to collective bargaining provisions of a labor contract between the Company and the International Longshoremen's & Warehousemen's Union. The postretirement life insurance plan is non-contributory. The Company continues to fund benefit costs for both plans on a pay-as-you-go basis.

      Net periodic postretirement benefit cost (credit) for 1996, 1995 and 1994 includes the following components:
                 December 31,          December 31,        December 31,
                    1996                  1995                1994
             ------------------     -----------------    ----------------
                   Life                   Life                Life
              Medical Insurance    Medical Insurance    Medical Insurance
                Plans  Plans  Total  Plans   Plans  Total Plans  Plan   Total
              ------- ------- ------ ------ ------- ------ ---- -----   -----
Service cost     $394    23     417    378     15    393    483     17    500
Interest cost   1,681   289   1,970   1,991   296  2,287  3,428    292  3,720
Amortization of
 net(gain)loss (3,396)   30  (3,366) (3,310)   24 (3,286)(1,290)    35 (1,255)
               ------- ------ ------ ------  ----- ------  -----  ----- ----

Net periodic
 postretirement
 benefit cost
 (credit)     $(1,321) 342     (979)  (941)   335  (606)  2,621    344  2,965
               ======   ====== ====== ====== ====== ===== ====== ===== =====
The following table sets forth the plans' combined funded status reconciled with the amounts included in the Company's consolidated financial statements at December 31, 1996 and 1995:
                                    December 31,          December 31,
                                       1996                   1995
                               -------------------     ------------------
                                        Life                   Life
                              Medical Insurance       Medical Insurance
                              Plans  Plan    Total      Plans  Plan   Total
                             ------ ------- ------- ------ ------  --------
Accumulated postretirement
 benefit obligation:
  Retirees                    $17,385  3,827   21,212  16,048  3,915  19,963
  Fully eligible active plan
   members                        195     16      211     310     29     339
  Other active plan members     4,514    164    4,678   6,928    153   7,081
                               ------  ------  ------  ------  ------  -----
                               22,094  4,007   26,101  23,286  4,097  27,383
Unrecognized net gain(loss)    31,912   (351)  31,561  33,958   (304) 33,654
                               ------  ------  ------ ------  ------  ------
Acc. postretirement benefit
 cost                          54,006  3,656   57,662  57,244  3,793  61,037
                               ======  ======  ======  ====== =====  ======

                         AMFAC/JMB HAWAII, INC.

             Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

     For measuring the expected postretirement benefit obligation, an 11% annual rate of increase in the per capita claims cost was assumed for 1996 through 2002. This rate was assumed to decrease to 6% in 2003 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported. An increase in the assumed healthcare trend rate by 1% in each year would increase the medical plans' accumulated postretirement benefit obligation as of December 31, 1996 by 7% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by 8%. During 1995, premiums for health benefits for retirees were adjusted to match actual claims experience. This adjustment resulted in a reduction to the cost absorbed by the Company due to the cost sharing provisions of the health care benefit plan. This adjustment also resulted in the reduction of the accumulated postretirement benefit obligation as of December 31, 1995.


       The Company currently amortizes unrecognized gains over the shorter of 10 years or the average remaining service period of active plan participants. However, due to the significant amount of unrecognized gain at December 31, 1996, which is included in the financial statements as a liability, and the disproportionate relationship between the unrecognized gain and accumulated postretirement benefit obligation at December 31, 1996, the Company may, in the future, change its amortization policy to accelerate the recognition of the unrecognized gain. In considering such change, the Company would need to determine whether significant changes in the accumulated postretirement benefit obligation and unrecognized gain may occur in the future as a result of changes in actuarial assumptions, experience and other factors. Any future change to accelerate the amortization of the unrecognized gain would have no effect on the Company's cash flows, but could have a significant effect on its statement of operations.

      The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% as of December 31, 1996 and 1995.

(9)  TRANSACTIONS WITH AFFILIATES

      The Company incurred interest expense of approximately $8,935, $5,360 and $1,267 for the years ended December 31, 1996, 1995 and 1994, respectively, in connection with the financing obtained from an affiliate (see note 4), all of which was paid as of December 31, 1996.

      With respect to any calendar year, JMB or its affiliates may receive a Qualified Allowance in an amount equal to: (i) approximately $6,200 during each of the calendar years 1989 through 1993; and (ii) thereafter, 1-1/2% per annum of the Fair Market Value (as defined) of the gross assets of the Company and its subsidiaries (other than cash and cash equivalents and Excluded Assets (as defined)) for providing certain advisory services for the Company. However, such amounts shall be earned and paid for each year only following the payment of a specified level of Base Interest to the holders of the COLAS. Any portion of the Qualified Allowance not paid for any year shall accumulate without interest. A Qualified Allowance for 1989 of approximately $6,200 was paid on February 28, 1990. Any Qualified Allowance for 1990 through 1996 has been
deferred         and        is        payable        only         to         the
                         AMFAC/JMB HAWAII, INC.

             Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

extent future Net Cash Flows are sufficient to pay the holders of the COLAS a specified level of return, and accordingly, no such amounts have been reflected in the accompanying consolidated financial statements. JMB has informed the Company that no incremental costs or expenses have been incurred relating to the provision of these advisory services. The Company believes that using an incremental cost methodology is reasonable.

       The   Company,  its  subsidiaries  and  their  joint  ventures  reimburse
Northbrook, JMB and their affiliates for direct expenses incurred on their behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's or its subsidiaries' and the joint ventures' operations. The total of such costs for the years ended December 31, 1996, 1995 and 1994 was approximately $653, $587 and $500, respectively, of which $1,241 was unpaid as of December 31, 1996. In addition, as of December 31, 1996, the current portion of amounts due to affiliates includes $9,106 of income tax payable related to the Class A COLA Redemption Offer (see note 5). Also, the Company pays a non-accountable reimbursement of approximately $30 per month to JMB or its affiliates in respect of general overhead expense, all of which was paid as of December 31, 1996.

     JMB Insurance Agency, Inc. earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those available to the Company in similar dealings with unaffiliated third parties. The total of such commissions for the years ended December 31, 1996, 1995 and 1994 was approximately $774, $653 and $983, respectively, all of which was paid as of December 31, 1996.

     Northbrook and its affiliates allocated certain charges for services to the Company based upon the estimated level of services for the years ended December 31, 1996, 1995 and 1994 of approximately $1,460, $7,868 and $1,757, respectively, of which $6,488 was unpaid as of December 31, 1996. These services and costs are intended to reflect the Company's separate costs of doing business and are principally related to the inclusion of the Company's employees in the Northbrook pension plan, payment of severance and termination benefits and reimbursement for insurance claims paid on behalf of the Company. All amounts described above, deferred or currently payable, do not bear interest and are expected to be paid in future periods.

      As discussed in note 4, in February 1997 certain intercompany payables to Northbrook totaling $7,922 were converted into a new ten year note payable. Accordingly, these intercompany amounts were classified as long-term as of December 31, 1996 in the accompanying consolidated financial statements.

(10)  SIGNIFICANT CUSTOMER

      During 1994, approximately 24% of the Company's revenues were derived from the sale of land parcels at Waikele to a single builder.


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

      The Company's property segment had contractual commitments (related to project costs) of approximately $2,100 as of December 31, 1996. Additional development expenditures are dependent upon the ability to obtain financing and the timing and extent of property development and sales.

     As of December 31, 1996, certain portions of the Company's land not currently under development or used in sugar operations are mortgaged as security for $1,300 of performance bonds related to property development.

(12)  INCOME TAXES

      Total income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994 was allocated as follows:
                                            1996      1995    1994
                                           ------   --------  -------
Loss before extraordinary gain           $(21,043)   (8,019) (7,764)
Extraordinary gain                              --   20,807      --
                                           -------   -------   ------
                                         $(21,043)   12,788  (7,764)
                                           =======  =======   ======
    Income tax expense (benefit) attributable to loss before extraordinary gain for the years ended December 31, 1996, 1995 and 1994 consists of:
                                      Current  Deferred  Total
                                      ------- --------- -------
Year ended December 31, 1996:
  U.S. federal                        $(4,414)  (13,391) (17,805)
  State                                  (803)   (2,435)  (3,238)
                                       -------  -------- --------
                                      $(5,217)  (15,826) (21,043)
                                       =======   ======= ========
Year ended December 31, 1995:
  U.S. federal                        $(10,475)   3,689   (6,786)
  State                                 (1,904)     671   (1,233)
                                      -------     ------  ------

                                      $(12,379)   4,360   (8,019)
                                      =======    =======  =======
Year ended December 31, 1994:
  U.S. federal                        $ 20,946  (27,515)  (6,569)
  State                                  3,808   (5,003)  (1,195)
                                       --------  -------  --------
                                       $24,754   (32,518)  (7,764)
                                      ========  =======   ========

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                     (Dollars in Thousands)

      In 1995, income tax expense related to the COLA redemption approximated $20,807. Of this amount, approximately $9,106 was attributable to current taxes related to the redeemed Class A COLA's and, accordingly, was not indemnified by Northbrook (see note 9). Current income tax expense attributable to the Class B COLA's of approximately $9,490 was indemnified by Northbrook and, accordingly, was deducted from the 1995 current tax benefit of $12,379 attributable to loss before extraordinary gain to derive the 1995 capital contribution related to current income taxes.

     Income tax benefit attributable to loss before extraordinary gain differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax loss before extraordinary gain as a result of the following:

                                                   1996     1995     1994
                                                  ------   ------   ------

Computed "expected" tax benefit                 $(19,323)  (9,749)  (7,279)
Increase (reduction) in income taxes
 resulting from:
  Pension and Core Retirement Award expense          321    2,478      365
  State income taxes, net of federal income
  tax benefit                                     (2,158)    (823)    (796)
Other, net                                           117       75      (54)
                                                 -------   -------  -------
     Total                                      $(21,043)  (8,019)  (7,764)
                                                ========   =======  =======



                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                     (Dollars in Thousands)

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996 and 1995 are as follows:

                                                       1996       1995
                                                     ---------  --------
Deferred tax (assets):
  Postretirement benefits                           $ (22,488)  (23,804)
  Interest accruals                                    (2,975)   (3,149)
  Other accruals                                       (3,549)   (3,074)
                                                      --------  --------
     Total deferred tax assets                        (29,012)  (30,027)
                                                      --------  --------

 Deferred tax liabilities:
  Accounts receivable related to profit on sales
  of sugar                                              3,065     3,332
 Inventories, principally due to sugar production
 costs,capitalized costs, capitalized interest
 and purchase accounting adjustments                      258     4,716
 Plant and equipment, principally due to
 depreciation and purchase accounting adjustments       8,129     7,696
 Land and land improvements, principally due to
 purchase accounting adjustments                       89,537   101,204
 Deferred gains due to installment sales for
 income tax purposes                                    7,429     8,492
Investments in unconsolidated entities,
 principally due to purchase
 accounting adjustments.                               14,361    14,180
                                                      -------   -------
 Total deferred tax liabilities                       122,779   139,620
                                                      -------   -------
     Net deferred tax liability                      $ 93,767   109,593
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

      Total revenues, operating income (loss), assets, capital expenditures, and depreciation and amortization by industry segment for 1996, 1995 and 1994 are set forth below:
                                              1996        1995        1994
     Revenues:
       Agriculture                           $51,805     47,656      89,237
       Property                               45,138     52,663      66,749
                                            --------    --------   --------
                                             $96,943    100,319     155,986
                                            ========    ========   ========
     Operating income (loss):
       Property:
         Reduction to carrying value
         of investments in real
         estate                             $(18,315)        --     (5,000)
         Other                                   732     11,122     17,934
       Agriculture                            (7,525)   (10,882)    (3,893)
       Other                                  (3,045)    (2,593)    (3,800)
                                            --------    --------   --------
                                           $ (28,153)    (2,353)      5,241
                                            ========    ========   ========
     Total assets:
       Property                             $225,372    199,999     207,980
       Agriculture                           239,222    304,170     321,906
       Other                                  19,011     23,429      84,661
                                            --------   --------    --------
                                            $483,605    527,598     614,547
                                            ========   ========    ========
     Capital expenditures:
       Property                            $     845      1,529       2,872
       Agriculture                             3,160      3,616       3,891
       Other                                     252        --           --
                                             -------   --------    --------
                                           $   4,257      5,145       6,763
                                             =======   ========    ========
     Depreciation and amortization:
       Property                            $   2,179      1,991       2,128
       Agriculture                             4,120      4,538       4,889
       Other                                      55        194         199
                                             -------    -------    --------
                                          $    6,354      6,723       7,216
                                            =======     =======    ========
(14)  Subsequent Event

      On February 28, 1997, an interest payment of approximately $4,414 was paid
to  the  holders  of  COLAS.   The Company borrowed  approximately  $4,414  from
Northbrook to make the interest payment.

     Schedule II
                     AMFAC/JMB HAWAII, INC.

               Valuation and Qualifying Accounts

          Years ended December 31, 1996, 1995 and 1994

                     (Dollars in Thousands)
                                  Additions   Additions
                     Balance at   Charges to  Charges to          Balance at
                     Beginning    Cost and     Other                 End
Description          of Period    Expenses    Accounts  Deductions of Period
                     --------     -------    ---------  ----------  -------
Year ended December 31,
 1996:
  Allowance for doubtful
   accounts:
    Trade accounts     $  361         11         --          54        318
    Claims and other       --         --         --          --         --
                        -------     ------     ------    ------     ------
                       $  361        11          --          54        318
                        =======     ======     ======    ======     ======
Year ended December 31,
 1995:
  Allowance for doubtful
   accounts:
    Trade accounts     $  285       102          --          26        361
    Claims and other    1,144        --          --       1,144        --
                       ------     ------      ------     ------     ------
                       $1,429       102          --       1,170       361
                       ======     ======     ======     ======      ======
Year ended December 31,
 1994:
  Allowance for doubtful
   accounts:
    Trade accounts     $  235        89          --          39       285
    Claims and other    1,144       --           --          --     1,144
                       ------     ------      ------    -------    -------
                       $1,379        89          --          39     1,429
                       ======     ======      ======    =======    =======



                 REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholder
AMFAC/JMB FINANCE, INC.

         We have audited the accompanying balance sheets of Amfac/JMB Finance, Inc. as of December 31, 1996 and 1995. These balance sheets are the responsibility of the Company's management. Our responsibility is to express an opinion on these balance sheets based on our audits.

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

        In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of Amfac/JMB Finance, Inc. at December 31, 1996 and 1995, in conformity with generally accepted accounting principles.












                                    ERNST & YOUNG LLP


Honolulu, Hawaii
March 21, 1997


                    AMFAC/JMB FINANCE, INC.

                         Balance Sheets

                   December 31, 1996 and 1995

      (Dollars in thousands, except per share information)



                          A S S E T S


                                                           1996     1995

Current assets:
Cash                                                     $   1         1
                                                          =======  ========

L I A B I L I T Y   A N D   S T O C K H O L D E R ' S   E Q U I T Y

Repurchase obligation (note 3)
Common stock, $1 par value;
   authorized, issued and outstanding - 1,000 shares     $   1         1
                                                           =======  =======








 The accompanying notes are an integral part of these balance sheets.



                    AMFAC/JMB FINANCE, INC.

                  Notes to the Balance Sheets

                   December 31, 1996 and 1995

                     (Dollars in Thousands)

(1)  ORGANIZATION AND ACCOUNTING POLICY

         Amfac/JMB Finance, Inc. ("Finance") was incorporated November 7, 1988 in the State of Illinois. Finance has had no financial operations. All of the outstanding shares of Finance are owned by Northbrook Corporation ("Northbrook").

(2)  KEEP-WELL AGREEMENT

        On    March    14,   1989,   Northbrook   entered   into   a   keep-well
agreement     with     Finance,    whereby    it    agreed     to     contribute
sufficient capital or make loans to Finance to enable Finance to meet the COLA repurchase obligations described below in note 3.

       On   March   15,   1995,   pursuant  to  the   indenture   that   governs
the terms of the COLAS (the "Indenture"), Amfac/JMB Hawaii, Inc. elected to exercise its right to redeem, and therefore was obligated to purchase, any and all Class A COLAS submitted pursuant to the June 1, 1995 Redemption Offer at a price of $.365 per Class A COLA. Pursuant to Amfac/JMB Hawaii, Inc.'s election to redeem the Class A COLAS for repurchase, Amfac/JMB
Hawaii, Inc. assumed Finance's maximum amount of its liability from the June 1, 1995 COLA repurchase obligation of $140,425.

(3)  REPURCHASE OBLIGATION

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

Item    9.     Changes    in    and   Disagreements    with    Accountants    on
Accounting and Financial Disclosure

        There    were    no    changes    in   or   disagreements    with    the
accountants during the fiscal years 1996 and 1995.



                            PART III

Item 10.  Directors and Executive Officers of the Registrant

         As     of    December    31,    1996,    the    directors,    executive
officers    and    certain   other   officers   of   the   Company    were    as
follows:

                                           Position
                                           Held with
      Name                                 the Company

      Judd D. Malkin                       Chairman
      Neil G. Bluhm                        Vice Chairman
      Edward G.  Karl                      President, Chief Executive
                                           Officer and Director
      Gary  Grottke                        Executive  Vice  President,
                                           Chief  Operating
                                           Officer   and Director
      Chris J. Kanazawa                    Senior  Vice  President
                                           and Director
      Peggy  H. Sugimoto                   Senior  Vice   President and
                                           Chief Financial Officer
      Timothy  E.  Johns                   Vice President
      Teney K. Takahashi                   Vice President


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

        The foregoing directors have been elected to serve one-year terms until the next annual meeting to be held on the
Second    Tuesday    of    August   1997   or    until    his    successor    is
elected and qualified.
        There are no arrangements or understandings between or among any of said directors or officers and any other person
pursuant    to    which   any   director   or   officer    was    selected    as
such.

       The   business   experience  during  the   past   five   years   of   the
directors    and    such    officers    of    the    Company    includes     the
following:

       Judd   D.   Malkin   (age  59)  is  Chairman  of  the   Board   of   JMB,
an    officer   and/or   director   of   various   JMB   affiliates    and    an
individual general partner of several publicly offered real estate limited partnerships affiliated with JMB. Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of
JMB   that   is   a   real   estate  investment  trust  in   the   business   of
owning,    managing   and   developing   shopping   centers.       He    is    a
Certified Public Accountant.

       Neil G. Bluhm (age 59) is President and director of JMB, an officer and/or director of various JMB affiliates and an individual general partner of several publicly offered real estate limited partnerships affiliated with JMB. Mr. Bluhm has been associated with JMB since August 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

       Edward G. Karl (age 41) is President and Chief Executive Officer since January 1994. He was previously an officer of JMB and various partnerships related to JMB. Prior to joining
JMB in 1984, Mr. Karl was a Manager at Peat, Marwick, Mitchell & Co. He is a Certified Public Accountant.

       Gary R. Grottke (age 41) is Executive Vice President and Chief Operating Officer since January 1994. He was an officer of JMB from May 1989 to December 1993. Prior to joining JMB in 1989, Mr. Grottke was a Senior Manager at Peat, Marwick,
Mitchell & Co. He holds a Masters degree in Business Administration from the Krannert School of Management at Purdue University and is a Certified Public Accountant.

       Peggy H. Sugimoto (age 46) is Senior Vice President and Chief Financial Officer since 1994. Ms. Sugimoto has been associated with the Company since 1976. She is a Certified Public Accountant.

        Chris Kanazawa (age 44) is Senior Vice President and Director of the Company since January 1, 1994 and has served as such since January 1990. Prior to assuming this position, Mr. Kanazawa was Vice President of Amfac Property Development Corporation (1986 to 1990). He has been associated with the
Registrant since September 1981. Mr. Kanazawa holds a Bachelors degree in Economics from the University of Hawaii and a Masters degree in Business Administration from the University of Southern California.

        Teney K. Takahashi (age 58) is Vice President of Amfac/JMB Hawaii - Properties since rejoining the Company in April 1995. Prior to rejoining Amfac, Mr. Takahashi served as President and Director of Princeville Corporation, and President and Director of Malama Pacific, Inc. Mr. Takahashi previously worked for Amfac from 1973 - 1988.

       P.   Eric   Hohmann   (age   38)   is   Vice   President   of   Amfac/JMB
Hawaii, Inc. - Properties Division since 1994. Mr. Hohmann served for 4 years as a Vice President of Amfac Property Development Corporation, which is a wholly-owned subsidiary of the Company. Prior to 1990, Mr. Hohmann was associated with
JMB    for    5    years.    He   holds   a   Masters   degree    in    Business
Administration     from    the    UCLA    Anderson    Graduate     School     of
Business.

       Timothy E. Johns (age 40) is Vice President of Amfac/JMB Hawaii - Properties Division since January 1994. He holds a J.D. degree from the University of Southern California Law Center and is a member of the Hawaii State Bar Association.



Item 11.  Executive Compensation

        Except for the executive officers listed on the table below, certain of the listed officers and directors of the
Company in item 10 above are officers and/or directors of JMB or Northbrook and are compensated by JMB, Northbrook, or an affiliate thereof (other than the Company and its subsidiaries). The Company will reimburse Northbrook, JMB and their affiliates for any expenses incurred while providing services to the Company as described under the caption
"Description   of   the   COLAS   -   Limitations   on   Mergers   and   Certain
Other Transactions" at pages 42-43 of the Prospectus, a copy of which description was filed herewith and incorporated herein by reference. In addition, JMB and its affiliates may earn an amount, the Qualified Allowance (as defined), as described under the caption "Description of the COLAS - Certain Definitions" at page 51 of the Prospectus, a copy of which description was filed herewith and is incorporated herein by reference. See Item 13 below.

                        SUMMARY COMPENSATION TABLE

                     Annual            Compensation
                   -------------------------------------
                                                                   Other
                                                                  Annual
                                                                 Compensa-
    Name          Principal                 Salary     Bonus        tion
    (1)           Position         Year     ($) (2)     ($)         ($)
  --------    -----------        -------   --------   -------     --------
Edward G.  President, Chief Exec.  1996     80,000       N/A       N/A
  Karl     Officer and Director    1995     75,000       N/A       N/A
                                   1994     72,000       N/A       N/A

 Gary      Executive Vice Pres.    1996    199,500       N/A       N/A
Grottke   and Chief Operating      1995    190,000       N/A       N/A
               Officer             1994    187,500       N/A       N/A

Chris J.  Senior Vice President    1996    275,000     200,000     N/A
Kanazawa                           1995    250,000     175,000     N/A
                                   1994    250,000     75,000      N/A

Teney K.    Vice President         1996    191,000     100,000     N/A
Takahashi                          1995    128,076      N/A        N/A
                                   1994      N/A        N/A        N/A

  P. Eric   Vice President         1996    150,000     90,000      N/A
  Hohmann                          1995    142,000     85,000      N/A
                                   1994    135,000     30,000      N/A




 ------------

(1)       Includes    CEO    and   4   most   highly   compensated    executives
  whose salary and bonus exceed $100,000.

(2)       Salaries    for   Mr.   Karl   and   Mr.   Grottke    represent    the
  portions    of    their    total   compensation    allocated    and    charged
  to the Company.

Item    12.     SECURITY   OWNERSHIP   OF   CERTAIN   BENEFICIAL   OWNERS    AND
MANAGEMENT

       All of the outstanding shares of the Company are owned by Northbrook. Approximately 6% of the shares of Northbrook are
owned    by    JMB    and    approximately   90%   are   owned    directly    or
indirectly by individuals who are shareholders or employees of JMB or members of their families (or trusts for their benefit). Randi Malkin Steinberger, Stephen Malkin and Barry Malkin, individually or through trusts which they control, each have beneficial ownership of approximately 9.7% of the shares of Northbrook. Leslie Bluhm, Andrew Bluhm and Meredith
Bluhm, individually or through trusts which they control, each have beneficial ownership of approximately 10.0% of the shares
of    Northbrook.    Kathleen   Schreiber,   in   her   capacity   as    trustee
of various trusts for the benefit of members of her family, which trusts comprise the managing partners of a partnership which owns Northbrook shares, has beneficial ownership of approximately 5.1% of the shares of Northbrook. Stuart Nathan,
Executive Vice President and a director and shareholder of JMB, and his children, Scott Nathan and Robert Nathan, collectively have beneficial ownership of slightly more than 5.1% of the shares of Northbrook; each of them, primarily by virtue of their status as general partners of partnerships which own such shares would also be considered to individually have beneficial ownership of substantially all of such shares.


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

        The    Company    incurred    interest    expense    of    approximately
$8.9 million, $5.4 million and $1.3 million for the years ended 1996, 1995 and 1994, respectively, in connection with the acquisition and additional financing obtained from an affiliate, all of which was paid as of December 31, 1996.

       With   respect   to   any   calendar  year,   JMB   or   its   affiliates
may receive a Qualified Allowance in an amount equal to: (i) approximately $6.2 million during each of the calendar years 1989 through 1993; and (ii) thereafter, 1-1/2% per annum of the Fair Market Value (as defined) of the gross assets of the Company and its subsidiaries (other than cash and cash equivalents and Excluded Assets (as defined)) for providing certain advisory services for the Company. However, such amount shall be earned and paid for each year only following the payment of a specified level of Base Interest to the holders of the COLAS. Any portion of the Qualified Allowance not paid for any year shall accumulate without interest. A Qualified Allowance for 1989 of approximately $6.2 million was paid on February 28, 1990. Any Qualified Allowance for 1990 through 1996 has been deferred and is payable only to the extent future Net Cash Flows are sufficient to pay the holders of the COLAS a specified level of return, and accordingly, no such amounts have been reflected in the accompanying consolidated financial statements. JMB has informed the Company that no incremental costs or expenses have been incurred relating to the provision of these advisory services. The Company believes that using an incremental cost methodology is reasonable.


        The Company, its subsidiaries and their joint ventures, reimburse Northbrook, JMB and their affiliates for direct expenses incurred on their behalf, including salaries and salary related expenses incurred in connection with the management of the Company's or its subsidiaries and the joint ventures' operations. The total of such costs through December 31, 1996, 1995 and 1994 was $.7 million, $.6 million, $.5 million, respectively, of which $1.2 million was unpaid as of December 31, 1996. In addition, as of December 31, 1996, the current portion of amounts due affiliates includes approximately $9.1 million of income tax payable related to the Class A Redemption Offer. Also, the Company pays a non-accountable reimbursement of approximately $.03 million per month to JMB or its affiliates in respect of general overhead expense, all of which was paid as of December 31, 1996.

         JMB Insurance Agency, Inc. earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those available to the Company in similar dealings with unaffiliated third parties. The total of such commissions for the years ended December 31, 1996, 1995 and 1994 was approximately $.8 million, $.7 million and $1 million, all of which was paid as of December 31, 1996.

        Northbrook and its affiliates allocated certain charges for services to the Company based upon the estimated level of services for the years ended December 31, 1996, 1995 and 1994 of approximately $1.5 million, $7.9 million and $1.7 million, respectively, of which $6.5 million was unpaid as of December 31, 1996. These services and costs are intended to reflect the Company's separate costs of doing business and are principally related to the inclusion of the Company's employees in the Northbrook pension plan, payment of severance and termination benefits and reimbursement for insurance claims paid on behalf of the Company. All amounts described above, deferred or currently payable, do not bear interest and are expected to be paid in future periods.

         In February 1997 certain intercompany payables to Northbrook totaling $7.9 million were converted into a new ten year note payable. Accordingly these intercompany payables were classified as long-term as of December 31, 1996 in the accompanying consolidated financial statements.

                            PART IV
Item 14. Exhibits, Financial Statement Schedules,  and Reports on Form 8-K

        (a) The  following documents are filed as part of this report:

             (1) Financial      Statements       (See
             Index     to     Financial     Statements     and     Supplementary
             Data filed with this report.)

             (2)    Exhibits
                    3.1*    Articles   of
                            Incorporation  of    Amfac/JMB
                            Hawaii, Inc.
                    3.2*    Amended  and  Restated  By-Laws  of  Amfac/JMB
                            Hawaii, Inc.
                    3.3*    Articles   of
                            Incorporation of  Amfac/JMB
                            Finance, Inc.
                    3.4*    Amended and
                            Restated By-Laws  of  Amfac/JMB
                            Finance, Inc.
                    3.7*    Articles  of
                            Incorporation of Amfac Property
                            Development Corp.
                    3.8*    Amended  and
                            Restated  By-Laws  of   Amfac
                            Property Developments Corp.
                    3.9*    Articles   of
                            Incorporation  of  Amfac Property
                            Investment Corp.
                    3.10*   Amended  and
                            Restated  By-Laws  of  Amfac
                            Property Investment Corp.
                    3.11*   Articles    of
                            Incorporation of  Amfac  Sugar  and
                            Agribusiness, Inc.
                    3.12*   Amended and
                            Restated  By-Laws  of  Kaanapali
                            Water Corporation
                    3.13*   Articles  of
                            Incorporation of   Kaanapali   Water
                            Corporation.
                    3.14*   Amended and
                            Restated  By-Laws  of  Amfac
                            Agribusiness, Inc.
                    3.15*   Articles   of
                            Incorporation  of   Amfac
                            Agribusiness, Inc.
                    3.16*   Amended  and
                            Restated  By-Laws of Kekaha  Sugar
                            Company, Limited.
                    3.17*   Articles  of
                            Association of  Kekaha  Sugar
                            Company, Limited.
                    3.18*   Amended   and
                            Restated By-Laws  of  The  Lihue
                            Plantation Company, Limited.
                    3.19*   Articles   of
                            Association   of  The  Lihue
                            Plantation Company, Limited
                    3.20*   Amended  and
                            Restated  By-Laws of Oahu  Sugar
                            Company, Limited.
                    3.21*   Articles   of
                            Association  of  Oahu  Sugar
                            Company, Limited.
                    3.22    Amended   and
                            Restated  By-Laws  of  Pioneer  Mill
                            Company, Limited
                    3.23*   Articles  of
                            Association  of  Pioneer   Mill
                            Company, Limited.
                    3.24    Amended   and
                            Restated By-Laws  of  Puna Sugar
                            Company, Limited.
                    3.25*   Articles  of
                            Association  of  Puna  Sugar
                            Company, Limited.
                    3.26    Amended  and
                            Restated By-Laws of H. Hackfeld &
                            Co., Ltd.
                    3.27*   Articles  of
                            Association of  H. Hackfeld  &   Co.,
                            Ltd.


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

                4.7*******  $52,000,000 Promissory  Note  to
                            Northbrook  Corporation  from
                            Amfac/JMB  Hawaii,  Inc.,  effective
                            May 31, 1995 is filed herewith.

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

             4.10********** Amendment to  the  $66,000,000  loan
                            with  the   Employees'  Retirement
                            System  of the State of Hawaii  to
                            Amfac/JMB  Hawaii,  Inc.  as    of
                            April 18, 1996.

            4.11*********** Amended  and  Restated $52,000,000
                            Promissory  Note  to Northbrook
                            Corporation  from  Amfac/JMB
                            Hawaii,  Inc.   extended   and
                            reissued effective June 1, 1996.

           4.12************ Amended  and Restated  $28,087,832
                            Promissory  Note  from  Amfac,  Inc.
                            to  Amfac/JMB  Hawaii,  Inc.
                            extended  and  reissued effective
                            June 1, 1996.

                4.13        $10,000,000
                            loan agreement  between    Amfac
                            Property  Development  Corp.  and
                            City Bank at December 18, 1996

                4.14        $104,759,324
                            promissory Note  between
                            Northbrook  Corporation  and
                            Amfac/JMB  Hawaii,  Inc.   dated
                            February 17, 1997

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
                          East Kauai Water Company, Ltd.
                10.7*     Amended and  Restated
                          Power Purchase  Agreement,  dated
                          as of June 15, 1992, by  and  between
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
                          Inc. and Amfac/JMB Finance, Inc.
                10.21**   Amfac  Hawaii
                          Tax Agreement, dated  November   21,
                          1988  between  Amfac/JMB  Hawaii,
                          Inc.,   and  Amfac  Property
                          Development   Corp.;  Amfac   Property
                          Investment   Corp.;  Amfac   Sugar   and
                          Agribusiness,   Inc.;  Kaanapali
                          Water Corporation;  Amfac
                          Agribusiness,  Inc.; Kekaha Sugar
                          Company,  Limited;  The Lihue
                          Plantation   Company,  Limited; Oahu
                          Sugar Company, Limited;   Pioneer
                          Mill  Company, Limited;  Puna  Sugar
                          Company,  Limited;   H. Hackfeld   &
                          Co.,   Ltd.;    and   Waiahole
                          Irrigation Company, Limited.


                10.22**   Amfac-Amfac
                          Hawaii  Tax  Agreement,   dated
                          February  27,  1989   between   Amfac,
                          Inc. and Amfac/JMB Hawaii, Inc.
               10.23**    Services
                          Agreement, dated   November  18,
                          1988, between  Amfac/JMB Hawaii,
                          Inc., and Amfac  Property
                          Development  Corp.;  Amfac  Property
                          Investment  Corp.; Amfac  Sugar  and
                          Agribusiness,  Inc.;  Kaanapali
                          Water  Corporation;   Amfac
                          Agribusiness,  Inc.;  Kekaha  Sugar
                          Company,   Limited;  The   Lihue
                          Plantation  Company, Limited;  Oahu
                          Sugar Company,  Limited;   Pioneer
                          Mill  Company, Limited;  Puna Sugar
                          Company, Limited; H. Hackfeld  &
                          Co.,  Ltd.;   and   Waiahole
                          Irrigation Company,  Limited  and
                          JMB Realty Corporation.
              19.0******* $35,700,000  agreement  for  sale  of
                          C&H  and  certain  other  C&H  assets,
                          to  A&B  Hawaii, Inc. in  June of
                          1993.
              22.1*       Subsidiaries
                          of Amfac/JMB Hawaii, Inc.
              28.1**      A  copy   of
                          pages  19,  41-45 and  51  of  the
                          Prospectus of  the  Company  dated
                          December 5, 1988  (relating to SEC
                          Registration Statement  on  Form  S-
                          1  (as amended) File No.  33-24180)
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

*******          Previously   filed   as   an   exhibit   to    the    Company's
Form 10-Q report under the Securities Act of 1934 (File No. 33-24180) filed May 12, 1995 and hereby incorporated by reference.

******** Previously filed as an exhibit to the Company's Form 10-Q report under the Securities Act of 1934 (File No. 33-24180) filed May 13, 1996 and hereby incorporated by reference.

********* Previously filed as an exhibit to the Company's Form 10-Q report under the Securities Act of 1934 (File No. 33-24180) filed May 13, 1996 and hereby incorporated by reference.

**********       Previously    filed    as    exhibit    to    the     Company's
Form 10-K report under the Securities Act of 1934 (File No. 33-24180) filed on August 13, 1996 and hereby incorporated by reference.

***********      Previously    filed    as    exhibit    to    the     Company's
Form 10-Q report under the Securities Act of 1934 (File No. 33-24180) filed August 13, 1996 and hereby incorporated by reference.

************     Previously    filed    as    exhibit    to    the     Company's
Form 10-Q report under the Securities Act of 1934 (File No. 33-24180) filed August 13, 1996 and hereby incorporated by reference.




          (b)No    Reports    on    Form   8-K   were    required    or    filed
          since    the    beginning    of    the    last    quarter    of    the
          period covered by this report.


No   annual   report   or   proxy  material   for   1996   was   sent   to   the
COLA   holders   of   the  Company.   An  annual  report   will   be   sent   to
the COLA holders subsequent to this filing.


                           SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             AMFAC/JMB HAWAII, INC.



                             By:  Gary Smith
                                  Vice President
                             Date: March 27, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             By:  Edward G. Karl
                                  President, Chief Executive Officer and
                                  Director
                             Date: March 27, 1997



                             By:  Peggy Sugimoto
                                  Senior Vice President and
                                  Chief Financial Officer
                             Date: March 27, 1997



                             By:  Gary Grottke
                                  Executive Vice President,
                                  Chief Operating Officer and Director
                             Date: March 27, 1997



                             By:  Gary Smith
                                  Vice President and
                                  Principal Accounting Officer
                             Date: March 27, 1997



                             By:  Chris Kanazawa
                                  Senior Vice President and
                                  Director
                             Date: March 27, 1997


                           SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             AMFAC/JMB FINANCE, INC.



                             By:  Gary Smith
                                  Vice President
                             Date: March 27, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             By:  Edward G. Karl
                                  President and
                                  Chief Executive Officer
                             Date: March 27, 1997



                             By:  Steven E. Plonsker
                                  Senior Vice President
                             Date: March 27, 1997



                             By:  Gary Nickele
                                  Director
                             Date: March 27, 1997



                             By:  Gary Smith
                                  Vice President Finance and
                                  Principal Accounting Officer
                             Date: March 27, 1997







                           SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             AMFAC PROPERTY DEVELOPMENT CORP.



                             By:  Gary Smith
                                  Vice President
                             Date: March 27, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             By:  Chris J. Kanazawa
                                  President and
                                  Director
                             Date: March 27, 1997



                             By:  Gary Grottke
                                  Vice President and Director
                             Date: March 27, 1997



                             By:  Gary Smith
                                  Vice President and
                                  Principal Accounting Officer
                             Date: March 27, 1997



                             By:  Edward G. Karl
                                  Vice President and Director
                             Date: March 27, 1997


                           SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             AMFAC PROPERTY INVESTMENT CORP.



                             By:  Gary Smith
                                  Vice President
                             Date: March 27, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             By:  Chris J. Kanazawa
                                  President and
                                  Director
                             Date: March 27, 1997



                             By:  Gary Grottke
                                  Vice President and Director
                             Date: March 27, 1997



                             By:  Gary Smith
                                  Vice President and
                                  Principal Accounting Officer
                             Date: March 27, 1997



                             By:  Edward G. Karl
                                  Vice President and Director
                             Date: March 27, 1997




                           SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                AMFAC   SUGAR  AND   AGRIBUSINESS, INC.



                             By:  Gary Smith
                                  Vice President
                             Date: March 27, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             By:  Robert B. Heiserman, Jr.
                                  President and Director
                             Date: March 27, 1997



                             By:  Gary Grottke
                                  Vice President and Director
                             Date: March 27, 1997



                             By:  Gary Smith
                                  Vice President and
                                  Principal Accounting Officer
                             Date: March 27, 1997



                             By:  Edward G. Karl
                                  Vice President and Director
                             Date: March 27, 1997



                           SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             KAANAPALI WATER CORPORATION



                             By:  Gary Smith
                                  Vice President
                             Date: March 27, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             By:  Chris J. Kanazawa
                                  President and Director
                             Date: March 21, 1997



                             By:  Gary Grottke
                                  Vice President and Director
                             Date: March 21, 1997



                             By:  Gary Smith
                                  Vice President and
                                  Principal Accounting Officer
                             Date: March 21, 1997



                             By:  Edward G. Karl
                                  Vice President and Director
                             Date: March 21, 1997


                           SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             AMFAC AGRIBUSINESS, INC.



                             By:  Gary Smith
                                  Vice President
                             Date: March 21, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             By:  Robert B. Heiserman, Jr.
                                  President and Director
                             Date: March 21, 1997



                             By:  Gary Grottke
                                  Vice President and Director
                             Date: March 21, 1997




                             By:  Gary Smith
                                  Vice President and
                                  Principal Accounting Officer
                             Date: March 21, 1997



                             By:  Edward G. Karl
                                  Vice President and Director
                             Date: March 21, 1997




                           SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             KEKAHA SUGAR COMPANY, LIMITED



                             By:  Gary Smith
                                  Vice President
                             Date: March 21, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             By:  Robert B. Heiserman, Jr.
                                  President and Director
                             Date: March 21, 1997



                             By:  Gary Grottke
                                  Vice President and Director
                             Date: March 21, 1997



                             By:  Gary Smith
                                  Vice President and
                                  Principal Accounting Officer
                             Date: March 21, 1997



                             By:  Edward G. Karl
                                  Vice President and Director
                             Date: March 21, 1997


                           SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   THE       LIHUE      PLANTATION      COMPANY,
LIMITED



                             By:  Gary Smith
                                  Vice President
                             Date: March 21, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             By:  Robert B. Heiserman, Jr.
                                  President and Director
                             Date: March 21, 1997



                             By:  Gary Grottke
                                  Vice President and Director
                             Date: March 21, 1997



                             By:  Gary Smith
                                  Vice President and
                                  Principal Accounting Officer
                             Date: March 21, 1997



                             By:  Edward G. Karl
                                  Vice President and Director
                             Date: March 21, 1997



                           SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             OAHU SUGAR COMPANY, LIMITED



                             By:  Gary Smith
                                  Vice President
                             Date: March 21, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             By:  Robert B. Heiserman, Jr.
                                  President and Director
                             Date: March 21, 1997



                             By:  Gary Grottke
                                  Vice President and Director
                             Date: March 21, 1997



                             By:  Gary Smith
                                  Vice President and
                                  Principal Accounting Officer
                             Date: March 21, 1997



                             By:  Edward G. Karl
                                  Vice President and Director
                             Date: March 21, 1997




                           SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             PIONEER MILL COMPANY, LIMITED



                             By:  Gary Smith
                                  Vice President
                             Date: March 21, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             By:  Robert B. Heiserman, Jr.
                                  President and Director
                             Date: March 21, 1997



                             By:  Gary Grottke
                                  Vice President and Director
                             Date: March 21, 1997



                             By:  Gary Smith
                                  Vice President and
                                  Principal Accounting Officer
                             Date: March 21, 1997



                             By:  Edward G. Karl
                                  Vice President and Director
                             Date: March 21, 1997


                           SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             PUNA SUGAR COMPANY, LIMITED



                             By:  Gary Smith
                                  Vice President
                             Date: March 21, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             By:  Robert B. Heiserman, Jr.
                                  President and Director
                             Date: March 21, 1997



                             By:  Gary Grottke
                                  Vice President and Director
                             Date: March 21, 1997



                             By:  Gary Smith
                                  Vice President and
                                  Principal Accounting Officer
                             Date: March 21, 1997



                             By:  Edward G. Karl
                                  Vice President and Director
                             Date: March 21, 1997



                           SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             H. HACKFELD & CO., LTD.



                             By:  Gary Smith
                                  Vice President
                             Date: March 21, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             By:  Robert B. Heiserman, Jr.
                                  President and Director
                             Date: March 21, 1997



                             By:  Gary Grottke
                                  Vice President and Director
                             Date: March 21, 1997



                             By:  Gary Smith
                                  Vice President and
                                  Principal Accounting Officer
                             Date: March 21, 1997



                             By:  Edward G. Karl
                                  Vice President and Director
                             Date: March 21, 1997



                           SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                 WAIAHOLE   IRRIGATION  COMPANY, LIMITED



                             By:  Gary Smith
                                  Vice President
                             Date: March 21, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                             By:  Gary Grottke
                                  Vice President and Director
                             Date: March 21, 1997



                             By:  Gary Smith
                                  Vice President and
                                  Principal Accounting Officer
                             Date: March 21, 1997



                             By:  Chris Kanazawa
                                  President and Director
                             Date: March 21, 1997



                             By:  Edward G. Karl
                                  Vice President and Director
                             Date: March 21, 1997


                           SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             WAIKELE GOLF CLUB, INC.



                             By:  Gary Smith
                                  Vice President
                             Date: March 21, 1997

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                             By:  Chris J. Kanazawa
                                  President and
                                  Director
                             Date: March 21, 1997



                             By:  Gary Grottke
                                  Vice President and Director
                             Date: March 21, 1997



                             By:  Gary Smith
                                  Vice President and
                                  Principal Accounting Officer
                             Date: March 21, 1997



                             By:  Edward G. Karl
                                  Vice President and Director
                             Date: March 21, 1997

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

4.7*******    $52,000,000 Promissory Note to Northbrook
              Corporation from Amfac/JMB Hawaii, Inc.,
               effective  May 31, 1995 is filed  herewith   Yes      --

4.8********   Agreement for delivery and sale of raw sugar
              between Hawaii Sugar Transportation Corporation,
              as seller, and C&H, as Buyer, dated
              June 4, 1993.                                 Yes      --

4.9*********  Previously filed as an exhibit to the Company's
              Form 10-Q report under the Securities Act of 1934
              (File No. 33-24180) filed May 13, 1996 and hereby
              incorporated by reference.  Standard Sugar
              Marketing Contracts between Hawaiian Sugar
              Transportation Company and Hawaii Sugar Growers
              dated June 4, 1993.                             Yes    --

4.10**********Amendment to the $66,000,000 loan with the
              Employees' Retirement System of the State of
              Hawaii to Amfac/JMB Hawaii, Inc. as of April
              18, 1996.                                       Yes    --

4.11***********Amended and Restated $52,000,000 Promissory Note
              to Northbrook Corporation from Amfac/JMB Hawaii,
              Inc. extended and reissued effective June 1,
              1996.                                           Yes    --

4.12************Amended and Restated $28,087,032 Promissory
              Note from Amfac, Inc. to Amfac/JMB Hawaii, Inc.
               extended  and reissued effective June 1,  1996.Yes    --


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

 *******     Previously filed as an exhibit to the Company's Form
10-Q report under the Securities Act of 1934 (File No. 33-24180) filed May 12, 1995 and hereby incorporated by reference.

 ********** Previously filed as exhibit to the Company's Form 10-K report under the Securities Act of 1934 (File No. 33-24180) filed on August 17, 1996 and hereby incorporated by reference.

*********** Previously filed as exhibit to the Company's Form 10-Q report under the Securities Act of 1934 (File No. 33-24180) filed August 13, 1996 and hereby incorporated by reference.

************ Previously filed as exhibit to the Company's Form 10-K report under the Securities Act of 1934 (File No. 33-24180) filed August 13, 1996 and hereby incorporated by reference.