Form 10-Q
period 1997-03-31
AMFAC JMB HAWAII INC
filed 1997-05-15
CIK 839437

1



             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q


        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934


For the quarter ended March 31, 1997    Commission File Number 33-24180



                     AMFAC/JMB HAWAII, INC.
     (Exact name of registrant as specified in its charter)


                Hawaii                   99-0217738
     (State  of  organization)     (I.R.S.  Employer Identification No.)


For  the  quarter  ended March 31, 1997  Commission  File Number 33-24180-01

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

As  of  May  15,  1997,  each of Amfac/JMB  Hawaii,  Inc.  and
Amfac/JMB Finance, Inc. had 1,000 shares of Common Stock outstanding. All such Common Stock is owned by its respective parent and not traded on a public market.






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

Amfac Agri-       Hawaii             99-0176334     900 North Michigan Avenue
business,  Inc.                                     Chicago,Illinois 60611
                                                    312/440-4800

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
 Inc.                                               312/440-4800

Amfac  Vacation   Hawaii             94-3261831     900 North Michigan Avenue
Managers,  Inc.                                     Chicago, Illinois 60611
                                                    (312) 440-4800

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


PART I.  FINANCIAL INFORMATION
     ITEM 1.  Financial Statements
                         AMFAC/JMB HAWAII, INC.

                       Consolidated Balance Sheets

                  March 31, 1997 and December 31, 1996
                         (Dollars in Thousands)
                              (Unaudited)

                              A S S E T S
                                             March 31,      December 31,
                                             1997                1996
                                         --------------    --------------
A S S E T S
Current assets:
 Cash and cash equivalents                  $7,908             8,736
 Receivables-net                             3,969             4,741
 Inventories                                63,690            56,808
 Prepaid expenses                            3,839             3,439
                                          --------          --------
     Total current assets                   79,406            73,724
                                          --------          --------
Investments                                 46,287            46,187
                                          --------          --------
Property, plant and equipment:
 Land and land improvements                286,549           289,294
 Machinery and equipment                    60,917            60,981
 Construction in progress                    1,481             1,365
                                          --------           --------
                                           348,947           351,640
 Less accumulated depreciation
 and amortization                           35,371            33,856
                                          --------          --------
                                           313,576           317,784
                                          --------          --------
Deferred expenses, net                      12,772            12,975
Other assets                                36,367            32,935
                                          --------           --------
                                        $  488,408           483,605
                                         ==========         ==========
L I A B I L I T I E S
Current liabilities:
 Accounts payable                       $    6,337             5,719
 Accrued expenses                            7,935             9,274
 Current portion of
 long-term debt                              1,294             1,471


                            AMFAC/JMB HAWAII, INC.

                    Consolidated Balance Sheets - Continued

                      March 31, 1997 and December 31, 1996
                             (Dollars in Thousands)
                                  (Unaudited)
                                            March 31,      December 31,
                                             1997               1996
                                         -------------    -------------
 Current portion of
 deferred income taxes                       7,953             5,422
 Amounts due to affiliates                   9,582             8,905
                                          --------           --------
 Total current liabilities                  33,101            30,791
                                          --------          --------
Amounts due to affiliates                  113,762           103,579
Accumulated postretirement
benefit obligation                          56,679            57,662
Long-term debt                             105,770           100,606
Other long-term liabilities                 34,820            35,501
Deferred income taxes                       87,571            88,345
Certificate of Land
Appreciation Notes                         220,692           220,692
                                          --------          --------
 Total liabilities                         652,395           637,176
                                          --------          --------
Commitments and contingencies
(notes 2, 3, 4, 6, 7 and 8)


S T O C K H O L D E R `S  E Q U I T Y  (D E F I C I T )

Common stock, no par value;
 authorized, issued and
 outstanding 1,000 shares                        1                1
Additional paid-in capital                   1,207            6,278
Retained earnings (deficit)               (165,195)        (159,850)
                                         ---------         ---------

 Total stockholder's equity
 (deficit)                                (163,987)        (153,571)
                                         ---------         ---------
                                        $  488,408          483,605
                                         ============     ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                     AMFAC/JMB HAWAII, INC.
             Consolidated Statements of Operations
           Three Months Ended March 31, 1997 and 1996
                     (Dollars in Thousands)
                          (Unaudited)
                                 1997     1996
                              -------   -------
Revenue:
 Agriculture                  $   675    5,688
 Property                       8,808    9,368
                              -------   -------
                                9,483   15,056
                              -------   -------
Cost of sales:
 Agriculture                      769    4,113
 Property                       5,738    5,339
                               -------  ------
                                6,507    9,452
Operating expenses:
 Selling, general
 and administrative             3,066    3,149
 Depreciation and
 amortization                   1,515    1,596
                               -------  -------
Total costs and expenses       11,088   14,197

Operating income(loss)         (1,605)     859
                               -------  -------
Non-operating income
(expenses):
 Amortization of
  deferred costs                 (419)   (316)
 Interest expense              (6,676) (6,908)
 Interest income                   41      92
                               -------  -------
                               (7,054) (7,132)
                               -------  -------
 Loss before taxes             (8,659) (6,273)
                               -------  -------
 Income tax benefit            (3,314) (2,333)
                               -------  -------
 Net loss                     $(5,345) (3,940)
                              ======== ========

   The accompanying notes are an integral part of the consolidated financial statements.


                     AMFAC/JMB HAWAII, INC.

             Consolidated Statements of Cash Flows

           Three Months Ended March 31, 1997 and 1996

                     (Dollars in Thousands)
                          (Unaudited)
                                                   1997            1996
                                                 --------        --------
Cash flows from operating activities:
 Net loss                                        $(5,345)       (3,940)
 Items not requiring (providing) cash:
   Depreciation and amortization                   1,515         1,596
   Amortization of deferred costs                    419           316
   Equity in earnings of investments                  10            23
   Income tax benefit                             (3,314)       (2,333)

Changes in:
   Receivables - net                                 772         2,760
   Inventories                                    (4,009)       (6,407)
   Prepaid expenses                                 (400)          214
   Accounts payable                                  618        (1,217)
   Accrued expenses                               (1,339)         (933)
   Amounts due to affiliates                         677         1,208
   Other long-term liabilities                    (2,002)        1,344
                                                  --------       --------
   Net cash used in
    operating activities                         (12,398)       (7,369)
                                                  --------      --------
Cash flows from investing activities:
 Property additions                                 (116)         (514)
 Investments in joint ventures
 and partnerships                                   (110)         (135)
 Other assets                                     (3,432)           99
 Other long-term liabilities                         274          (224)
                                                  --------      --------


                    AMFAC/JMB HAWAII, INC.

          Consolidated Statement of Cash Flows - Continued

             Three Months Ended March 31, 1997 and 1996
                    (Dollars in Thousands)
                         (Unaudited)

                                                    1997           1996
                                                   -------       --------
  Net cash used in investing activities           (3,384)          (774)
                                                  --------       --------
Cash flows from financing activities:
 Deferred expenses                                  (216)             8
 Net borrowings (repayments) of
 long-term debt                                    4,987           (486)
 Amounts due to affiliates                        10,183          7,437
                                                ---------       --------
 Net cash provided by financing activities        14,954          6,959
                                                ---------       --------
 Net decrease in cash and cash
 equivalents                                        (828)        (1,184)
 Cash and cash equivalents,
 beginning of year                                 8,736         11,745
                                                ---------        --------
 Cash and cash equivalents,
 end of period                                   $ 7,908         10,561
                                                =========        ========
Supplemental disclosure of cash flow
information:
 Cash paid for interest
 (net of amount capitalized)                     $ 6,543          5,250
                                                 =========     ========
 Schedule of non-cash investing and
 financing activities:
 Transfer of property actively held
 for sale to real estate inventories
 and accrued costs relating to real
 estate sales                                    $ 2,873           510
                                                  =========      ========

The accompanying notes are an integral part of the consolidated financial statements.

                      AMFAC/JMB HAWAII, INC.

           Notes to Consolidated Financial Statements

                    March 31, 1997 and 1996

                        (Dollars in Thousands)

Readers of this quarterly report should refer to the Company's audited financial statements for the fiscal year ended December 31, 1996, which are included in the Company's 1996 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

(1)  BASIS OF ACCOUNTING

      On November 17, 1988, the stockholders of Amfac, Inc. ("Amfac") agreed to the merger ("Merger") of Amfac with an affiliate of JMB Realty Corporation ("JMB"). The Merger was consummated on November 18, 1988. Amfac/JMB Hawaii, Inc. (the "Company") was wholly-owned by Amfac, a subsidiary of Northbrook Corporation ("Northbrook"). In May 1995, Amfac was merged into Northbrook, with Northbrook being the surviving corporation.

       The Company has two primary business segments. The agriculture segment ("Agriculture") is responsible for the Company's activities related to the cultivation and processing of sugar cane and other agricultural products. The real estate segment ("Property") is responsible for development and sales activities related to the Company's owned land, all of which is in the State of Hawaii, and the management and operation of the Company's golf course facilities.

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      The Company's policy is to consider all amounts held with original maturities of three months or less in U.S. Government obligations, certificates of deposit and money market funds (approximately $3,600 and $4,900 at March 31, 1997 and December 31, 1996, respectively) as cash equivalents, which approximates market. These amounts include $1,255 and $1,552 at March 31, 1997 and December 31, 1996, respectively, which were restricted primarily to fund debt service on long-term debt related to the acquisition of power generation equipment (see note 4).

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

                       AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

      Project costs associated with the acquisition, development and construction of real estate projects are capitalized and classified as construction in progress. Such capitalized costs are not in excess of the project's estimated fair value, as reviewed periodically or as considered necessary.

      Land actively held for sale and any related development costs transferred from construction in progress are reported as inventories in the accompanying consolidated balance sheets and are stated at the lower of cost or fair value less costs to sell.

      For  financial  reporting purposes, the  Company  uses  the effective interest rate method and accrued interest on the Certificate of Land Appreciation Notes due 2008 ("COLAS") at 4% per annum, which is the "Mandatory Base Interest" (see note 3).

      Interest is capitalized to qualifying assets (principally real estate under development) during the period that such assets are undergoing activities necessary to prepare them for their intended use. Such capitalized interest is charged to cost of sales as revenue from the real estate development is recognized. Interest cots of $358 and $0 have been capitalized for the three months ended March 31, 1997 and 1996, respectively.

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


                         AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)


(2)  AMOUNTS DUE TO AFFILIATES - FINANCING

      The maturity date of the approximately $15,097 of remaining acquisition-related financing owed to affiliates had a maturity date of June 1, 1998 and bore interest at a rate per annum based upon the prime interest rate (8.5% at March 31, 1997), plus one percent.

       On June 1, 1995, the Company borrowed $52,000 from Northbrook to redeem Class A COLAS pursuant to the Redemption Offer (see note 3). The Company has also borrowed approximately $18,746 and $9,814 during 1996 and 1995, respectively, to fund COLA Mandatory Base Interest payments and other operational needs. The loans from Northbrook were payable interest only, matured on June 1, 1998 and carried an interest rate per annum equal to the prime interest rate plus two percent.

     In February 1997 the above noted affiliate loans, along with certain other amounts due Northbrook, were converted into a new ten-year note payable. The new note is payable interest only and accrues interest at the prime rate plus 2%. The Company borrowed an additional $7,714 during the three months ended March 31, 1997 to fund COLA Mandatory Base Interest payments and other operational needs. The total amount due Northbrook as of March 31, 1997 was $113,762, which includes accrued interest of $1,289. Pursuant to the Indenture relating to the COLAS, the amounts borrowed from Northbrook are considered "Senior Indebtedness" to the COLAS.

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

In each calendar year, principal reductions may be made from rem aining Net Cash Flow, if any, in excess of all current and unpaid deferred Contingent Base Interest. The COLAS will bear additional contingent interest in any year, after any principal reduction, equal to 55% of remaining Net Cash Flow. Upon maturity, holders of COLAS will be entitled to receive the remaining outstanding principal balance of the COLAS plus unpaid Mandatory Base Interest (4%) plus additional interest equal to the unpaid Contingent Base Interest, to the extent of the Maturity Market Value (Maturity Market Value generally means 90% of the excess of the Fair Market Value (as defined) of the Company's assets

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

at Maturity over its liabilities incurred in connection with its operations), plus 55% of the remaining Maturity Market Value.

      On March 14, 1989, Amfac/JMB Finance ("Finance"), a wholly-owned subsidiary of Northbrook, and the Company entered into an agreement (the "Repurchase Agreement") concerning Finance's obligations to repurchase, on June 1, 1995 and 1999, the COLAS upon request of the holders thereof. The COLAS were issued in two units consisting of one Class A and one Class B COLA. As specified in the Repurchase Agreement, the repurchase of the Class A COLAS may have been requested by the holders of such COLAS on June 1, 1995 at a price equal to the original principal amount of such COLAS ($.5) minus all payments of principal and interest allocated to such COLAS. The cumulative interest paid per Class A COLA through June 1, 1995 was $.135. The repurchase of the Class B COLAS may be requested of Finance by the holders of such COLAS on June 1, 1999 at a price equal to 125% of the original principal amount of such COLAS ($.5) minus all payments of principal and interest allocated to such COLAS. Through the date of this report, the cumulative interest paid per Class A and Class B COLA is approximately $.175 and $.175, respectively.

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

      As a result of the COLA repurchases in 1995, the Company retired approximately $164,045 in face value of COLA debt and recognized a financial statement gain in 1995 of approximately
$32,544 (net of income taxes of $20,807, the write-off of deferred financing costs of $10,015, the write-off of accrued Contingent Base Interest of $5,667 and expenses of $894). Such


                         AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                        (Dollars in Thousands)

gain was treated as cancellation of indebtedness income for tax purposes and, accordingly, the income taxes related to the Class A Redemption Offer (approximately $9,106) were not indemnified by the tax agreement with Northbrook (see note 1).

      The terms of the Indenture relating to the COLAS place certain restrictions on the Company's declaration and payment of dividends. Such restrictions generally relate to the source, timing and amounts that may be declared and/or paid. The COLAS also impose certain restrictions on, among other things, the creation of additional indebtedness for certain purposes, the Company's ability to consolidate or merge with or into other entities, and the Company's transactions with affiliates.

(4)  LONG-TERM DEBT

      In June 1991, the Company obtained a five-year $66,000 nonrecourse loan from the Employees' Retirement System of the State of Hawaii ("ERS"). The loan is secured by a first mortgage on the Kaanapali Golf Courses, and is considered "Senior
Indebtedness" (as defined in the Indenture relating to the COLAS). The loan bore interest at a rate per annum equal to the greater of (i) the base interest rate announced by the Bank of Hawaii on the first of July for each year or (ii) ten percent per annum through June 30, 1993 and nine percent per annum thereafter. The annual interest payments were in excess of the cash flow generated by the Kaanapali Golf Courses.

     In April 1996, the Company reached an agreement to amend the loan with the ERS, extending the maturity date for five years. In exchange for the loan extension, the ERS received the right to participate in the "Net Disposition Proceeds" (as defined) related to the sale or refinancing of the golf courses or at the maturity of the loan. The ERS share of the Net Disposition Proceeds increases from 30% through June 30, 1997, to 40% for the period from July 1, 1997 to June 30, 1999 and to 50% thereafter. The loan amendment effectively adjusted the interest rate as of January 1, 1995 to 9.5% until June 30, 1996. After June 30, 1996, the loan bears interest at a rate per annum equal to 8.73%. The loan amendment requires the Company to pay interest at the rate of 7% for the period from January 1, 1995 to June 30, 1996, 7.5% from July 1, 1996 to June 30, 1997, 7.75% from July 1, 1997 to June 30, 1998 and 8.5% thereafter ("Minimum Interest"). Accrued Minimum Interest as of March 31, 1997 was $1,221. The scheduled Minimum Interest payments are paid quarterly on the principal balance of the $66,000 loan. The difference between the accrued interest expense and the Minimum Interest payment accrues interest and is payable on an annual basis from excess cash flow, if any, generated from the Kaanapali Golf Courses. The accrued interest payable from excess cash flow was $3,419 as of March 31, 1997. Although the outstanding loan balance remains nonrecourse, certain payments and obligations, such as the Minimum Interest payments and the ERS's share of appreciation, if any, are recourse to the Company. However, the Company's obligations to make future Minimum Interest payments and to pay the ERS a share of appreciation would be terminated if the Company tendered an executed deed to the golf course property to the ERS in accordance with the terms of the amendment.


                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                     (Dollars in Thousands)

      In January 1993, The Lihue Plantation Company, Limited ("Lihue") obtained a ten-year $13,250 loan used to fund the acquisition of Lihue's power generation equipment. The $13,250 loan, constituting "Senior Indebtedness" under the COLAS' Indenture, consists of two ten-year amortizing term loans of $10,000 and $3,250, respectively, payable in forty consecutive installments commencing July 1, 1993 in the principal amount of $250 and $81, respectively (plus interest). The remaining balance of the $3,250 loan was fully repaid in January 1997. The $10,000 loan has an outstanding balance of $6,184 as of March 31, 1997 and bears interest at a rate equal to prime rate (8.5% at March 31, 1997) plus three and one half percent. Lihue has purchased an interest rate agreement which protects against fluctuations in interest rates and effectively caps the prime rate at eight percent for the first seven years of the loan agreement. The loan is secured by the Lihue power generation equipment, sugar inventories and receivables, certain other assets and real property of the Company and has limited recourse to the Company and certain other subsidiaries.

     In October 1993, Waikele Golf Club, Inc. ("WGCI"), a wholly-owned subsidiary of the Company that owns and operates the Waikele Golf Course, obtained a five year $20,000 loan facility from two lenders. The loan consisted of two $10,000 amortizing loans. Each loan bore interest only for the first two years and interest and principal payments based upon an assumed 20 year amortization period for the remaining three years. The loans bore interest at prime plus 1/2% and LIBOR (5.5% at March 31, 1997) plus 3%, respectively. In February 1997, WGCI entered into an amended and restated loan agreement with the Bank of Hawaii, whereby the outstanding principal amount of the loan was increased to $25,000, the maturity date was extended to February 2007, the interest rate was changed to LIBOR plus 2% until the fifth anniversary and LIBOR plus 2.5% thereafter and principal is to be repaid based on a 30-year amortization schedule. As of March 31, 1997, the outstanding principal balance was $24,962, with scheduled remaining annual principal maturities of $151 in 1997, $243 in 1998, $262 in 1999, $282 in 2000, $304 in 2001 and
$23,720 thereafter. The loan is secured by WGCI's assets (the golf course and related improvements and equipment), is guaranteed by the Company, and is considered "Senior Indebtedness" (as defined in the Indenture relating to the COLAS).

     In December 1996, Amfac Property Development Corp., a wholly-owned subsidiary of the Company, obtained a $10,000 loan facility from a Hawaii bank. The loan is secured by a mortgage on property under development at the mill-site of Oahu Sugar (the sugar plantation was closed in 1995), and is considered "Senior
Indebtedness" (as defined in the Indenture relating to the COLAS). The loan bears interest at the bank's base rate (8.5% at March 31, 1997) plus .5% and matures on December 1, 1998.


                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                     (Dollars in Thousands)
(5)  SEGMENT INFORMATION

     Agriculture and Property comprise separate industry segments of the Company. "Operating Income-Other" consists primarily of unallocated overhead expenses and "Total Assets-Other" consists primarily of cash and deferred expenses. Total assets at the balance sheet dates and capital expenditures, operating income
(loss) and depreciation and amortization during the three months ended March 31, 1997 and 1996 are set forth below by each industry segment:

                                       March 31,  December 31,
                                         1997         1996
                                      ---------    ---------
Total Assets:
   Agriculture                         $239,839      239,222
   Property                             230,724      225,372
   Other                                 17,845       19,011
                                        ---------   ---------
                                       $488,408      483,605
                                      =========     =========
                                      Three Months  Three Months
                                         Ended        Ended
                                      March 31,     March 31,
                                          1997        1996
                                       -----------  -----------
Capital Expenditures:
 Agriculture                            $   23          341
 Property                                   93          173
                                        ---------   ---------
                                        $  116          514
                                        =========   =========

Operating income (loss):
 Agriculture                           $(1,216)         395
 Property                                   33        1,412
 Other                                    (422)        (948)
                                        ---------   ---------
                                       $(1,605)         859
                                        ==========  =========
Depreciation and amortization:
 Agriculture                            $  971        1,029
 Property                                  533          518
 Other                                      11           49
                                        ---------   ---------
                                        $1,515        1,596
                                        =========   =========

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

(6)  TRANSACTIONS WITH AFFILIATES

      The Company incurred interest expense of approximately $2,024 for the three months ended March 31, 1996 and approximately $2,469 for the three months ended March 31, 1997 in connection with the acquisition and additional financing obtained from an affiliate. Approximately $1,289 of such interest was unpaid as of March 31, 1997.

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

      The Company, its subsidiaries, and their joint ventures reimburse Northbrook, JMB and their affiliates for direct expenses incurred on their behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's or its subsidiaries' and the joint ventures' operations. The total of such costs was approximately $163 for the three months ended March 31, 1997 and approximately $154 for the three months ended March 31, 1996; approximately $163 of such costs were unpaid as of March 31, 1997. In addition, as of March 31, 1997, the other amounts due to affiliates includes $9,106 of income tax payable related to the Class A COLA Redemption Offer (see note 3). Also, the Company pays a non-accountable reimbursement of approximately $30 per month to JMB or its affiliates in respect of general overhead expense, all of which was paid as of March 31, 1997.

       JMB Insurance Agency, Inc. earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those available to the Company in similar dealings with unaffiliated third parties. The total of such commissions for the three months ended March 31, 1996 was approximately $235 and approximately $250 for the three months ended March 31, 1997, all of which was paid as of March 31, 1997.

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

      Northbrook and its affiliates allocate certain charges for services to the Company based upon the estimated level of services. Such charges totaled $254 and $240 for the three months ended March 31, 1997 and March 31, 1996, respectively. The affiliated charges for the first quarter of 1997 were offset by $197 of charges for services provided by the Company for Northbrook. As of March 31, 1997, on a net basis, the amount due Northbrook totaled approximately $313 related to these services. These services and costs are intended to reflect the Company's separate costs of doing business and are principally related to the inclusion of the Company's employees in the Northbrook pension plan, payment of severance and termination benefits and reimbursement for insurance claims paid on behalf of the Company. All amounts described above, deferred or currently payable, do not bear interest and are expected to be paid in future periods.

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

      The Company's Property segment had contractual commitments (related to project costs) of approximately $1,527 as of March 31, 1997. Additional development expenditures are dependent upon the Company's ability to obtain financing for such costs and on the timing and extent of property development and sales.

     As of March 31, 1997, certain portions of the Company's land not currently under development or used in sugar operations are mortgaged as security for approximately $1,300 of performance bonds related to property development.

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Concluded

                     (Dollars in Thousands)

(9)  INCOME TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996 are as follows:


    Deferred tax (assets):
      Postretirement benefits                                    $(22,488)
      Interest accruals                                            (2,975)
      Other accruals                                               (3,549)
                                                                  ---------
                Total gross deferred tax assets                   (29,012)
                                                                  ---------
 Deferred tax liabilities:
     Accounts receivable, related to profit on sales of sugar       3,065
      Inventories, principally due to sugar production
       costs, capitalized costs, capitalized interest and
        purchase accounting adjustments                               258
      Plant and equipment, principally due to depreciation
        and purchase accounting adjustments                         8,129
      Land and land improvements, principally due
       to purchase accounting adjustments                          89,537
      Deferred gains, due to installment sales for income
        tax purposes                                                7,429
      Investments in unconsolidated entities, principally
        due to purchase accounting adjustments                     14,361
                                                                  --------
                Total deferred tax liabilities                    122,779
                                                                  --------
                Net deferred tax liability                        $93,767
                                                                 =========



                    AMFAC/JMB FINANCE, INC.

                         Balance Sheets

              March 31, 1997 and December 31, 1996

      (Dollars in thousands, except per share information)

                          (Unaudited)

                          A s s e t s

                                         March 31,     December 31,
                                           1997           1996
                                        -----------    -----------
Cash                                    $    1              1
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

(2)  REPURCHASE OBLIGATIONS

       On March 14, 1989, Finance and a subsidiary of Northbrook (Amfac/JMB Hawaii, Inc.) entered into an agreement (the "Repurchase Agreement") concerning Finance's obligation (on June 1, 1995 and 1999) to repurchase, upon request of the holders thereof, the Certificate of Land Appreciation Notes due 2008 ("COLAS"), to be issued by Amfac/JMB Hawaii, Inc. in conjunction with the acquisition of Amfac/JMB Hawaii, Inc.. A total aggregate principal amount of $384,737 of COLAS were
issued    during    the    offering,   which   terminated    on    August    31,
1989. The COLAS were issued in two units consisting of one Class A and one Class B COLA. As specified in the Repurchase
Agreement,   the   repurchase   of   the   Class   A   COLAS   may   have   been
requested   of   Finance   by   the  holders  of   such   COLAS   on   June   1,
1995 at a price equal to the original principal amount of such COLAS ($.500) minus all payments of principal and interest allocated to such COLAS. The cumulative interest paid per Class A COLA through June 1, 1995 was $.135. The repurchase of the Class B COLAS may be requested of Finance by the holders of such COLAS on June 1, 1999 at a price equal to 125% of the original principal amount of such COLAS ($.500) minus all payments of principal and interest allocated to such COLAS. To date, the cumulative interest paid per Class A and Class B COLA is approximately $.175 and $.175, respectively.

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

       On   December   5,   1988,   the  Company  commenced   an   offering   to
the public of COLAS pursuant to a Registration Statement on Form S-1 under the Securities Act of 1933. A total of 384,737 COLAS were issued prior to the termination of the offering on
August 31, 1989. The net proceeds received from the sale of the COLAS totaled approximately $352 million (after deduction of organization and offering expenses of approximately $33 million). Such net proceeds were used to repay a portion of the acquisition-related financing, which was incurred to pay certain costs associated with the Merger, including a portion of the Merger consideration paid to shareholders of Amfac.

        On    March    14,    1989,    Amfac/JMB    Finance    ("Finance"),    a
wholly-owned         subsidiary        of         Northbrook         Corporation
("Northbrook"), and the Company entered into an agreement (the "Repurchase Agreement") concerning Finance's obligations (on
June   1,   1995   and   1999)  to  repurchase  the  COLAS   upon   request   of
the holders thereof. The COLAS were issued in two units consisting of one Class A and one Class B COLA. As specified
in    the    Repurchase   Agreement,   the   repurchase   of   the    Class    A
COLAS may have been requested by the holders of such COLAS on June 1, 1995 at a price equal to the original principal amount of such COLAS ($500) minus all payments of principal and interest allocated to such COLAS. The cumulative interest paid per Class A COLA through June 1, 1995 was $135. The repurchase of the Class B COLAS may be requested of Finance by the holders of such COLAS on June 1, 1999 at a price equal to
125%    of    the    original   principal   amount   of   such   COLAS    ($500)
minus all payments of principal and interest allocated to such COLAS. Through the date of this report, the cumulative interest paid per Class A and Class B COLA is approximately $175 and $175, respectively.

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

       On   March   15,   1995,   pursuant  to  the   indenture   that   governs
the    terms   of   the   COLAS   (the   "Indenture"),   the   Company   elected
to offer to redeem (the "Redemption Offer") all Class A COLAS from its registered holders. Pursuant to the Redemption Offer, and in accordance with the terms of the Indenture, the Company was therefore obligated to purchase any and all Class
A   COLAS   submitted   pursuant   to  the   Redemption   Offer   at   a   price
of $365 per Class A COLA. In conjunction with the Company's Redemption Offer, the Company made a tender offer (the "Tender
Offer") to purchase up to approximately $68 million principal value of the Class B COLAS at a price of $220 per Class B COLA from COLA holders electing to have their Class A COLAS repurchased. Approximately 229,000 Class A COLAS were submitted for repurchase pursuant to the Redemption Offer and approximately 99,000 Class B COLAS were submitted for repurchase pursuant to the Tender Offer, requiring an aggregate payment of the Company of approximately $105 million
on    June    1,    1995.   The   Company   used   its   available    cash    to
purchase Class B COLAS pursuant to the Tender Offer and borrowed $52 million from Northbrook to purchase Class A COLAS
pursuant   to   the   Redemption   Offer.    As   of   March   31,   1997,   the
Company has approximately 156,000 Class A COLAS and approximately 286,000 Class B COLAS outstanding with a principal balance of approximately $78 million and $143 million, respectively.

        In addition to the $52 million borrowed from Northbrook to redeem Class A COLAS pursuant to the Redemption Offer (see
Note 3), the Company has also borrowed approximately $18.8 million and $9.8 million during 1996 and 1995, respectively, to fund COLA Base Interest payments and other operational needs. These loans from Northbrook were payable interest only, matured on June 1, 1998 and carried an interest rate per annum equal to the prime interest rate plus two percent.

        In February 1997 the above noted affiliate loans, along with certain other amounts due Northbrook, were converted into a new ten-year note payable. The new note is payable interest only and accrues interest at the prime rate plus 2%. The Company borrowed an additional $7.7 million during the three
months    ended    March    31,    1997   to    fund    COLA    Base    Interest
payments and other operational needs. The total amount due Northbrook as of March 31, 1997 was $113.8 million, which includes accrued interest of $1.3 million. Pursuant to the Indenture relating to the COLAS, the amounts borrowed from Northbrook are considered "Senior Indebtedness" to the COLAS.

       As a result of the COLA repurchases, the Company retired approximately $164 million face value of debt and recognized a financial statement gain in 1995 of approximately $32.5 million (net of income taxes of $20.8 million, the write-off of deferred financing costs of $10.0 million, the write-off of accrued contingent base interest of $5.7 million and expenses of $.9 million). Such gain was treated as cancellation of indebtedness income for tax purposes and, accordingly, the income taxes related to the Class A Redemption Offer (approximately $9.1 million) were not indemnified by the tax agreement with Northbrook (see Note 1).

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

       In   April   1996,   the   Company  reached   an   agreement   to   amend
the    loan   with   the   ERS,   extending   the   maturity   date   for   five
years.     In   exchange   for   the   loan   extension,   the   ERS    received
the right to participate in the "Net Disposition Proceeds" (as defined) related to the sale or the refinancing of the golf
courses   or   at   the  maturity  of  the  loan.   The   ERS   share   of   the
Net Disposition Proceeds increases from 30% through June 30, 1997, to 40% for the period from July 1, 1997 to June 30, 1999 and to 50% thereafter. The loan amendment effectively adjusted the interest rate as of January 1, 1995 to 9.5% until June 30, 1996. After June 30, 1996, the loan bears interest at a rate per annum equal to 8.73%. The loan amendment
requires   the   Company  to  pay  interest  at  the  rate   of   7%   for   the
period   from   January   1,   1995  to  June   30,   1996,   7.5%   from   July
1,   1996   to   June  30,  1997,  7.75%  from  July  1,  1997   to   June   30,
1998 and 8.5% thereafter ("Minimum Interest"). Accrued Minimum Interest as of March 31, 1997 was $1.2 million. The scheduled
Minimum    Interest   payments   are   paid   quarterly   on    the    principal
balance of the $66 million loan. The difference between the accrued interest expense and the Minimum Interest payment accrues interest and is payable on an annual basis from excess cash flow, if any, generated from the Kaanapali Golf Courses. The accrued interest payable from excess cash flow was approximately $3.4 million as of March 31, 1997. Although the outstanding loan balance remains nonrecourse, certain payments and obligations such as the Minimum Interest payments and the
ERS's    share    of    appreciation,   if   any,   are    recourse    to    the
Company. However, the Company's obligations to make future Minimum Interest payments and to pay the ERS a share of appreciation would be terminated if the Company tendered an executed deed to the golf course property to the ERS in accordance with the terms of the amendment.

        In October 1993, Waikele Golf Club, Inc. ("WGCI"), a wholly-owned subsidiary of the Company that owns and operates the Waikele Golf Course, obtained a five year $20 million loan facility from two lenders. The loan consisted of two $10 million amortizing loans. Each loan bore interest only for the first two years with interest and principal payments based upon a 20 year amortization period for the remaining three years. The loans bore interest at prime (8.5% at March 31,
1997)   plus   1/2%   and   LIBOR   (5.5%  at   March   31,   1997)   plus   3%,
respectively. In February 1997, WGCI entered into an amended and restated loan agreement with the Bank of Hawaii, (they bought out the other lender's interest), whereby the outstanding principal amount of the loan was increased to $25
million,   the   maturity   date   was   extended   to   February   2007,    the
interest rate was changed to LIBOR plus 2% until the fifth anniversary and LIBOR plus 2.5% thereafter and principal will be repaid based on a 30-year amortization schedule. The loan is secured by WGCI's assets (see Note 4), is guaranteed by the Company and is considered "Senior Indebtedness" (as defined in the COLA Indenture).

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

        In December 1996, Amfac Property Development Corp., a wholly-owned subsidiary of the Company, obtained a $10 million loan facility from a Hawaii bank. The loan is secured by a
mortgage    on    property   under   development    at    the    mill-site    of
Oahu Sugar (the sugar plantation was closed in 1995), and is considered "Senior Indebtedness" (as defined in the Indenture relating to the COLAS). The loan bears interest at the bank's
base   rate   (8.5%   at   March   31,   1997)   plus   .5%   and   matures   on
December 1, 1998.

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

        In order to generate additional cash flows for the Company, management has identified certain land parcels that are not included in the Company's long-term development plans. During the three months ended March 31, 1997, the Company generated approximately $2.9 million from non-strategic land sales. During 1996, the Company generated approximately $18.9 million in land sales, most of which related to non-strategic parcels.

        At    March    31,    1997,   the   Company   had    cash    and    cash
equivalents of approximately $7.9 million.

        The Company intends to use its cash reserves, sales proceeds and financing or joint venture arrangements to meet its short-term and long-term liquidity requirements, which include funding the development costs remaining at Waikele and on West Maui, Oahu and Kauai, agricultural deficits, payment of interest expense and the repayment of principal on debt obligations, as necessary. The Company's long-term remaining liquidity is dependent upon its ability to obtain additional financing and the consummation of certain property sales. There can be no assurance that additional long-term financing can be obtained or property sales consummated. The Company's land holdings on Maui and Kauai are its primary sources of future land sale revenues. However, due to current market conditions, the difficulty in obtaining land use approvals and the high development costs of required infrastructure, the planned development of these land holdings and the ability to generate cash flow from these land holdings are longer term in nature than the time frame experienced at Waikele. Accordingly, if no such financing can be obtained or additional property sales consummated, the Company will defer (to the extent possible) development costs and capital expenditures to meet liquidity requirements. Additionally, the Company's plans for property sales may also be adversely impacted by the inability of potential buyers to obtain financing.

        The    Company    does   not   expect   to   generate    a    sufficient
level   of   Net   Cash   Flow  to  pay  Base  Interest  in   excess   of   four
percent for 1997.

        The Company continues to implement certain cost savings measures and to defer development project costs and capital expenditures for longer-term projects. The Company's Property segment is anticipated to expend an additional approximately $14.2 million in project costs during the remainder of 1997.

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

        The    sugar    industry   in   Hawaii   has   experienced   significant
difficulties during the past several years. Growers in Hawaii have struggled with the high costs of production, which have
led    to    the    closure    of    several    plantations,    including    the
Company's sugar operations on Oahu in 1995. The Company has tried to address these challenges through a number of different measures, including a restructuring in 1995, whereby its two Kauai plantations were consolidated and all of its sugar operations (including the Maui plantation) were changed to a seasonal mode.

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

         In early March 1997, the Company announced a restructuring that has resulted in the creation of six separate operating entities in the following businesses:
Sugar, Golf, Coffee, Water, Land Management and Real Estate Development. Each separate company or division will be
responsible    for    its    own   operations.   The   Company    believes    it
will       operate      more      effectively      as      several       smaller
entrepreneurial-minded entities, rather than as one large, diverse conglomerate. Approximately four percent of the Company's total employees were released as part of the restructuring, which is expected to result in annual payroll savings of approximately $1.1 million. The Company incurred termination costs of approximately $.6 million related to the restructuring during the first quarter of 1997.

 RESULTS OF OPERATIONS

     GENERAL:

       The Company and its subsidiaries report their taxes as a part of the consolidated tax return of the Company's parent, Northbrook. The Company and its subsidiaries entered into a
tax       indemnification      agreement      with       Northbrook,       which
indemnifies       the      Company      and      its      subsidiaries       for
responsibility    for    all   past,   present   and    future    federal    and
state income tax liabilities (other than income taxes which are directly attributable to cancellation of indebtedness income caused by the repurchase or redemption of securities as provided for in or contemplated by the Repurchase Agreement).

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

        Accrued    expenses    decreased   as   of    March    31,    1997    as
compared   to   December   31,   1996,  primarily   due   to   the   timing   of
COLA interest payments.

       Long-term   debt   increased   as  of  March   31,   1997   as   compared
to   December   31,   1996,   due   primarily  to   the   refinancing   of   the
WGCI loan (see Note 4).

         The current portion of amounts due to affiliates increased as of March 31, 1997 as compared to December 31, 1996 due primarily to pension costs and salary-related costs incurred on behalf of the Company.

         The long-term portion of amounts due to affiliates increased as of March 31, 1997 as compared to December 31, 1996, due primarily to financing provided by affiliates to fund interest payments and other operational needs (see Note
6).

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

        The    sugar    industry   in   Hawaii   has   experienced   significant
difficulties during the past several years. Growers in Hawaii have struggled with the high costs of production, which have
led    to    the    closure    of    several    plantations,    including    the
Company's sugar operations on Oahu in 1995. The Company has tried to address these challenges through a number of different measures, including a restructuring in 1995, whereby its two Kauai plantations were consolidated and all of its sugar operations (including the plantation on Maui) were changed to a seasonal mode.

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

       Inventories   increased   as  of  March   31,   1997   as   compared   to
December    31,    1996   due   to   the   capitalization   of   planting    and
other costs and the timing of harvesting of sugar cane.

       Agricultural revenues and cost of sales decreased and the operating income decreased for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 due to the timing of sugar production and related sales.

     PROPERTY:

        The    Company's    Property   segment   is    responsible    for    the
following:        land      planning      and      development       activities;
obtaining land use, zoning and other governmental approvals; selling or financing developed and undeveloped land parcels; and the management and operation of the Company's golf course facilities.

       For   the   three   months   ended  March  31,   1997   and   1996,   the
Company    generated    approximately   $2.9   million    and    $3.1    million
of land sales, respectively.

       Land   and   land   improvements  decreased  as   of   March   31,   1997
compared to December 31, 1996 due primarily to land sales.

       Other   assets   increased   as   of   March   31,   1997   as   compared
to    December   31,   1996   primarily   due   to   a   long-term    receivable
arising from a land sale during the first quarter of 1997.

         Although property sales decreased, cost of sales increased for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 primarily due to lower margins realized on property sold during the first quarter of 1997.

MAUI ACTIVITY

       The planned development of the Company's land on Maui is expected to be longer term in nature than the time frame experienced with Waikele. As Maui is less populated than Oahu and more dependent on the resort/tourism industry, much of the
Company's land is intended for resort and resort-related uses. Due to overall economic conditions and trends in tourism, recent demand for these land uses has been relatively weak.
The    Company's    currently    available    homesite    product    on    Maui,
which is targeted to the second home buyer, has experienced slower sales activity to date than originally expected. The Company's competitors on Maui have also experienced slow sales activity in the second home market. The Company is continuing to evaluate its planned products and the timing of development of its land holdings in light of the current weak market demand and the capital resources needed for future development.

         The Company is marketing Kaanapali Golf Estates, a residential community that is part of South Beach Mauka adjacent to the Kaanapali Beach Resort in West Maui. The
Company currently has six homesites on the market, which are priced from approximately $.4 million to $1 million. In addition, the Company is in the process of obtaining final subdivision approval for a 32 lot subdivision of parcel "17B" at Kaanapali Golf Estates. Fourteen of these lots were marketed earlier during the first quarter of 1997 and reservations have been taken for all 14 lots. Closing of the sale of these lots is pending final subdivision, which is expected in the second or third quarter of 1997. The prices for the lots are expected to be $.15 million each.

       In   1995,   the   Company   subdivided  an   ocean   front   parcel   in
Kaanapali    into    six    single    family    homesites    of    approximately
one acre each. Sales of two of the lots in the project closed in December 1995, generating total sales proceeds of approximately $4.1 million. The Company has entered into a sales agreement for the four remaining lots. This sale, which is scheduled to close June 1997, is for $5.2 million.

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

       The   Company   is   seeking  final  approvals   to   develop   a   time-
share    resort    on   14   acres   of   the   North   Beach   property    (the
"Site"). A land option/purchase agreement was entered into with Tobishima in October 1996. This agreement gives the Company an option to purchase Tobishima's 50% interest in the Site for $7 million. The Company does not expect to consummate the purchase until all discretionary land use permits are received for development of the time-share resort. In accordance with the land option/purchase agreement, the Company has made a nonrefundable deposit of $.1 million (which
may    be    applied   to   the   purchase   price)   to   keep    the    option
available        through       September       30,       1997.        Additional
nonrefundable deposits may be made to extend the option through August 31, 2000. On March 12, 1997, the Company filed an application for a special management area use permit with the County of Maui ("SMA Permit") for the time-share resort. Although there is no assurance that the SMA permit will be received (and that if such permit is received, that its terms will be acceptable to the Company), management is optimistic that the Company will receive the necessary approvals to proceed with the project.

        The Company believes that the potential for a successful time-share development at North Beach will be greatly enhanced by the involvement of a company with past experience in time-
share development, and in the marketing and sale of time-share intervals (one week ownership rights). In February 1997, the Company formed a limited partnership with an affiliate of an experienced time-share development and management company. Known as Kaanapali Ownership Resorts L.P., the new limited partnership is owned 85% by affiliates of the Company and 15%
by    Kaanapali   Partners   Limited   Partnership,   an   affiliate   of    the
owners   of   the   Ridge  Tahoe  in  Nevada.   After   receipt   of   the   SMA
permit, the partnership will need to arrange project financing for the development of the resort. In addition, the land
option/purchase        agreement        includes        short-term        seller
financing, which the partnership may decide to utilize.

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


        Further, the Department of the Army has determined that there are two wetlands sites on the North Beach property, totaling approximately 21,800 square feet. The Company has retained experts to evaluate these sites and to insure
compliance   with   all   laws.   While  there   can   be   no   assurances   as
to the ultimate determinations with respect to the wetlands issue, the Company does not anticipate that these sites will materially adversely affect the development plans for North Beach.

        In    March    1991,    the   Company   received    final    land    use
approval from the State for development of approximately 240 residential lots on approximately 125 acres of land known as "South Beach Mauka", located adjacent to the existing Kaanapali Beach Resort. In connection with this land use approval, the Company has agreed to the State policy of providing additional housing on Maui in the affordable price range, and to participating in the funding of the design and construction of the planned bypass highway extending from Lahaina to Kaanapali. The Company has entered into a development agreement with the State Department of Transportation covering the Company's participation in the design and construction of the bypass highway development. It is anticipated that, upon the receipt of government approvals, the Company will expend up to $3.5 million (in the aggregate), of which $2.4 million has been spent as of March 31, 1997, toward the design of the bypass highway and/or the widening of the existing highway.

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

OAHU ACTIVITY

        The Company is currently developing the approximately 60 acres of fee simple land it owns at the mill-site of Oahu
Sugar Company (which was shut down in 1995). The Company has received zoning for a light industrial subdivision on an approximately 37-acre portion of the property, which excludes property containing the sugar mill and adjacent buildings. In connection with the development of this property, the Company has received state land use urbanization for the entire 60-acre site. In November 1995, the Company received a "light industrial" rezoning. Marketing of parcels within the light industrial subdivision is slated for mid-to-late 1997 after the subdivision is complete. In addition, the Company has begun the process of seeking the necessary government approvals for the redevelopment for the remainder of the mill-site parcels, including planned commercial, public and quasi-public uses.

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


PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

       The Company is not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to its business. The Company and/or certain of its affiliates have been named as defendants in several pending lawsuits. While it is impossible to predict the outcome of the litigation that is now pending (or threatened) and for which the potential liability is not covered by insurance, the
Company is of the opinion that the ultimate liability from any of the litigation will not materially adversely affect the Company's results of operations or its financial condition.


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

        4.13*************$10,000,000                                                loan
                         agreement         between        Amfac         Property
                         Development     Corp.     and     City     Bank      at
                         December 18, 1996


        4.14*************$104,759,324
                         Promissory        Note        between        Northbrook
                         Corporation        and        Amfac/JMB         Hawaii,
                         Inc. dated February 17, 1997

        4.15             Amended      and      Restated
                         $25,000,000      loan      agreement      with      the
                         Bank      of      Hawaii     dated     February      4,
                         1997.

        4.16             Limited        Partnership
                         Agreement         for        Kaanapali        Ownership
                         Resorts,     L.P.     dated    February     1,     1997
                         for      development      of     time-share      resort
                         on Kaanapali.

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

          10.14**        Keep-Well  Agreement  between      Northbrook
                         Corporation   and    Amfac/JMB Finance,  Inc.

          10.15**        Repurchase
                         Agreement,     dated     March     14,     1989,     by
                         and       between      Amfac/JMB      Hawaii,      Inc.
                         and Amfac/JMB Finance, Inc.

          10.16**        Amfac     Hawaii      Tax
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

           10.17**       Amfac-Amfac
                         Hawaii      Tax      Agreement,     dated      February
                         27,      1989      between     Amfac,     Inc.      and
                         Amfac/JMB Hawaii, Inc.

           10.18**       Services
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

******            Previously    filed    as    exhibit    to    the    Company's
Form 10-Q report under the Securities Act of 1934 (File No. 33-24180) filed November 11, 1993 and hereby incorporated by reference.

*******           Previously    filed    as    exhibit    to    the    Company's
Form 10-K report under the Securities Act of 1934 (File No. 33-24180) filed March 27, 1994 and hereby incorporated by reference.

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


************* Previously filed as an exhibit to the Company's
Form 10-K report under the Securities Act of 1934 (File No. 33-
24180) filed March 21, 1997 and hereby incorporated by reference.



                           SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   AMFAC/JMB HAWAII, INC.




                   By:  Gary Smith
                        Vice President
                   Date:    May 15, 1997


        Pursuant    to    the   requirements   of   the   Securities    Exchange
Act    of    1934,    this    report   has   been   signed    below    by    the
following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:    May 15, 1997

                           SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   AMFAC/JMB FINANCE, INC.




                   By:  Gary Smith
                        Vice President
                   Date:    May 15, 1997


        Pursuant    to    the   requirements   of   the   Securities    Exchange
Act    of    1934,    this    report   has   been   signed    below    by    the
following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:    May 15, 1997

                           SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   AMFAC AGRIBUSINESS, INC.




                   By:  Gary Smith
                        Vice President
                   Date:    May 15, 1997


        Pursuant    to    the   requirements   of   the   Securities    Exchange
Act    of    1934,    this    report   has   been   signed    below    by    the
following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:    May 15, 1997


                           SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   AMFAC PROPERTY DEVELOPMENT CORP.




                   By:  Gary Smith
                        Vice President
                   Date:    May 15, 1997


        Pursuant    to    the   requirements   of   the   Securities    Exchange
Act    of    1934,    this    report   has   been   signed    below    by    the
following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:    May 15, 1997


                           SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   AMFAC PROPERTY INVESTMENT CORP.




                   By:  Gary Smith
                        Vice President
                   Date:    May 15, 1997


        Pursuant    to    the   requirements   of   the   Securities    Exchange
Act    of    1934,    this    report   has   been   signed    below    by    the
following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:    May 15, 1997



                           SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   AMFAC SUGAR AND AGRIBUSINESS, INC.




                   By:  Gary Smith
                        Vice President
                   Date:    May 15, 1997


        Pursuant    to    the   requirements   of   the   Securities    Exchange
Act    of    1934,    this    report   has   been   signed    below    by    the
following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:    May 15, 1997



                           SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   AMFAC VACATION MANAGERS, INC.




                   By:  Gary Smith
                        Vice President
                   Date:    May 15, 1997


        Pursuant    to    the   requirements   of   the   Securities    Exchange
Act    of    1934,    this    report   has   been   signed    below    by    the
following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:    May 15, 1997
                           SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   KAANAPALI WATER CORPORATION




                   By:  Gary Smith
                        Vice President
                   Date:    May 15, 1997


        Pursuant    to    the   requirements   of   the   Securities    Exchange
Act    of    1934,    this    report   has   been   signed    below    by    the
following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:    May 15, 1997


                           SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   KEKAHA SUGAR COMPANY, LIMITED




                   By:  Gary Smith
                        Vice President
                   Date:    May 15, 1997


        Pursuant    to    the   requirements   of   the   Securities    Exchange
Act    of    1934,    this    report   has   been   signed    below    by    the
following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:    May 15, 1997

                           SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   H. HACKFELD & CO., LTD.




                   By:  Gary Smith
                        Vice President
                   Date:    May 15, 1997


        Pursuant    to    the   requirements   of   the   Securities    Exchange
Act    of    1934,    this    report   has   been   signed    below    by    the
following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:    May 15, 1997


                           SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   THE LIHUE PLANTATION COMPANY, LIMITED




                   By:  Gary Smith
                        Vice President
                   Date:    May 15, 1997


        Pursuant    to    the   requirements   of   the   Securities    Exchange
Act    of    1934,    this    report   has   been   signed    below    by    the
following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:    May 15, 1997

                           SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   OAHU SUGAR COMPANY, LIMITED




                   By:  Gary Smith
                        Vice President
                   Date:    May 15, 1997


        Pursuant    to    the   requirements   of   the   Securities    Exchange
Act    of    1934,    this    report   has   been   signed    below    by    the
following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:    May 15, 1997



                           SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   PIONEER MILL COMPANY, LIMITED




                   By:  Gary Smith
                        Vice President
                   Date:    May 15, 1997


        Pursuant    to    the   requirements   of   the   Securities    Exchange
Act    of    1934,    this    report   has   been   signed    below    by    the
following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:    May 15, 1997
                           SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   PUNA SUGAR COMPANY, LIMITED




                   By:  Gary Smith
                        Vice President
                   Date:    May 15, 1997


        Pursuant    to    the   requirements   of   the   Securities    Exchange
Act    of    1934,    this    report   has   been   signed    below    by    the
following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:    May 15, 1997



                           SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   WAIAHOLE IRRIGATION COMPANY, LIMITED




                   By:  Gary Smith
                        Vice President
                   Date:    May 15, 1997


        Pursuant    to    the   requirements   of   the   Securities    Exchange
Act    of    1934,    this    report   has   been   signed    below    by    the
following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:    May 15, 1997
                           SIGNATURES



        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   WAIKELE GOLF CLUB, INC.




                   By:  Gary Smith
                        Vice President
                   Date:    May 15, 1997


        Pursuant    to    the   requirements   of   the   Securities    Exchange
Act    of    1934,    this    report   has   been   signed    below    by    the
following person in the capacity and on the date indicated.




                   Gary Smith
                   Principal Accounting Officer
                   Date:    May 15, 1997