Form 10-K405/A
period 1996-12-31
AMFAC JMB HAWAII INC
filed 1997-08-13
CIK 839437

SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549

                       FORM 10-K405/A

                       AMENDMENT NO. 1

      Filed Pursuant to Section 12, 13, or 15(d) of the
               Securities Exchange Act of 1934

                     AMFAC/JMB HAWAII, INC.
               -------------------------------
     (Exact name of registrant as specified in its charter)

Commission   File   No.   33-24180    IRS  Employer Identification
                                            No. 99-0217738

                   AMFAC/JMB FINANCE, INC.
   (Exact name of registrant as specified in its charter)

Commission File No.  33-24180-01      IRS Employer Identification
                                            No.  36-3611183

     The undersigned registrant hereby amends the following section of its Report for the year ended December 31, 1996 on Form 10-K405 as set forth in the pages attached hereto:

                           PART I
Item 1.   Business
Item 2.   Properties
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

                           PART II
Item 5.   Market for the Company's and Finance's Common
          Equity and Related Security Holder Matters
Item 6.   Selected Financial Data
Item 7.   Management's Discussion and Analysis of  Financial
           Condition and Results of Operations
Item 8.   Financial Statements and Supplementary Data
Item 9.   Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure

                          PART III
Item 10.  Directors and Executive Officers of the Registrant
Item 11.  Executive Compensation
Item 12.  Security Ownership of Certain Beneficial Owners  and
           Management
Item 13.  Certain Relationships and Related Transactions


                              AMFAC/JMB HAWAII, INC.
                              AMFAC/JMB FINANCE, INC.

                              BY:  GARY SMITH
                                   Gary Smith
                                   Vice President and
                                   Principal Accounting Officer


Dated:    August 8, 1997


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

     At December 31, 1996, the Company employed 967 persons.

      PROPERTY. The Company is attempting to maximize the value of its owned land through land use planning, management and development. Such planning, management and development take into account local zoning and economic and political constraints in order to obtain the necessary land use designations for development and realize appreciated values. The Company also pursues opportunities, to the extent economically advantageous, to sell undeveloped and partially developed parcels of land, to develop directly the improvements at a particular property and, in some instances,
to   enter   into  joint  venture  arrangements  for   its   land
development activities. The Company's land holdings on Maui and Kauai are its primary sources of future land sale revenues. However, as further discussed below, due to current market conditions, the difficulty in obtaining land use approvals and the high development cost of required infrastructure, the planned development of these land holdings and the ability to generate cash flow from these land holdings are expected to be long-term in nature.


      Current Market Conditions. The Hawaii economy took a severe downturn in late 1990, which was around the same time as the Persian Gulf War, the end of the Japanese "bubble market" (paper wealth in dollars nearly doubled in Japan from 1986 to 1988, which led to significant investment and speculation in Hawaii real estate) and the slowdown experienced in California's economy. This combination of events followed nine years of growth in Hawaii. The real estate market in Hawaii has been negatively impacted by the aforementioned events and has been considered to be in a "slump" for the past six years, as demonstrated by general decreases in the volume of transactions and a stagnation or decrease in the perceived value and pricing for certain types of real estate. A rebound in the real estate, in general, is expected to be dependent on improvements in Hawaii's economy and the strengthening of Japan's and California's economies, which have been the propellants of Hawaii's economy since statehood.

       Difficulties in Obtaining Land Use Approvals. The Company's real estate development approach is intended to enhance the value of its real property in successive phases. The determination of whether to develop a property is based on factors such as location, physical characteristics, demographic patterns and perceived absorption rates, as well as regulatory and environmental considerations, zoning, availability of utilities and governmental services and estimated profitability. Generally, once the determination has been made to develop a property, the first step is to design a master development plan. The Company then seeks to obtain regulatory and environmental approvals. The approval process, which requires a lengthy period of time (often at least three to five years), is a major factor in determining the viability and prospects for profitability of the Company's various development projects.

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

       High Development Cost of Required Infrastructure. In connection with seeking approvals for its development plans, the Company has been required (and may be required in the future) to make significant improvements in public facilities (such as roads, water mains, sewer lines, etc.), to dedicate property for public use, to provide employee and affordable housing units and to make other concessions (monetary and otherwise). The expenditures for infrastructure are generally significant and usually required early in the project development process. The ability of the Company to perform its development activities may be materially adversely affected by state or county restrictions or conditions that may be imposed in certain communities because of inadequate public facilities
(such as roads and sewer facilities) and/or by local opposition to continued growth.

       Approximately  1,800  acres  of  the  land  owned  by  the
Company are currently classified as urban district by the State of Hawaii Land Use Commission and have various zoning and land use approvals for residential, resort, commercial and industrial development, including approximately 500 acres for the Company's three existing golf courses. Of the remaining
1,300 acres, approximately 550 acres relates to a master planned community the Company is planning to develop on Kauai, approximately 300 acres relates to the Puukolii Village project on Maui, approximately 240 acres relates to the South Beach Mauka project on Maui, approximately 60 acres relates to the project planned on the mill site of Oahu Sugar Company and the remaining approximately 100 acres relates to various land parcels on Maui, Kauai and Hawaii. Each of the aforementioned development projects are described in "Item 2.- Properties" of the Form 10-K. Additional governmental approvals, permits and certifications will be required to be obtained with respect to each of the projects as part of the development process. There can be no assurance, however, that all of the necessary approvals or permits will be obtained.

      An additional 2,100 acres of Company-owned land are in the preliminary planning stages for urbanization and potential future sale or development. Such acreage represent three different projects areas on Maui, which are primarily classified for agricultural use at the state and county levels. The Company intends to sell or develop all of such land in connection with various residential, resort, commercial and light industrial projects. The Company's development projects may be affected by competition from other projects of a similar nature in Hawaii, as well as from other states or countries offering resort-type properties.

      The Company is subject to a number of statutes imposing registration, filing and disclosure requirements with respect to its residential real property developments including, among others, the Federal Interstate Land Sales Full Disclosure Act, the Federal Consumer Credit Protection Act and the State Uniform Land Sales Practices Act.

      During 1994, the Company derived a significant portion of its property revenues from the sale of residential land
parcels  to  Schuler  Homes,  Inc.,  a  local  home  builder   in
Hawaii, as part of the development and sale of the Company's Waikele project on Oahu, which was substantially completed in 1994. The Company did not derive a significant portion of its property revenues from any single customer during 1995 or 1996.

       The   Company  currently  owns  no  patents,   trademarks,
licenses or franchises which are material to its business.

       AGRICULTURE. Substantially all of the Company's agricultural activities relate to the cultivation and processing of sugar cane. The Company owns and operates two sugar plantations on Kauai and one sugar plantation on Maui. Approximately 9,200 acres of the Company's land holdings and approximately 14,800 acres of land leased by the Company are currently under cultivation. The remaining approximately 77,900 acres of owned and leased land are predominantly conservation land and land appurtenant to the cultivation of sugar cane and are not used to generate significant incremental revenues.

      During 1995, the Company implemented plans to restructure its sugar operations to improve efficiencies and reduce costs, including consolidation of the operations at its two Kauai plantations and changing to a seasonal mode of operation at each of its plantations (consistent with many other sugar operations). The 1995 restructuring of the Company's sugar operations resulted in a reduction in staffing of approximately 260 positions, which is an approximately 30% decrease from 1994 and a reduction in annual employment costs of approximately $4.2 million, which is an approximately 14% decrease from 1994. The Company incurred and recognized costs of approximately $1.8 million in 1995 related to the restructuring.

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

      The price of raw sugar that the Company receives is based upon the price of domestic sugar (less delivery and administrative costs) as currently controlled by U.S. Government price supports legislation. On April 4, 1996, President Clinton signed the Federal Agriculture Improvement and Reform Act of 1996 ("the Act"). The Act, which expires in 2002, keeps the "loan rate" at 18 cents per pound. The "loan rate" refers to the minimum sugar price established by the government, which is supported primarily by the setting of import quotas. In addition, if prices fall below such minimum, the sugar grower is able to receive a 18-cent-a-pound loan, using their crop as collateral, and either repay the loan (with interest) or forfeit the sugar. However, the Act includes certain other adjustments to the sugar program including making crop loans recourse to the producer and repealing marketing allotments which may over time depress the domestic price of raw sugar. There can be no assurance that, in the future, the government price support will not be reduced or eliminated entirely. Such a reduction or elimination of price supports could have a material adverse affect on the Company's agriculture operations, and possibly could cause the Company to evaluate the cessation of its remaining sugar cane operations.

      In August 1993, the Company announced its plans to phase out the sugar operations at its Oahu Sugar Company by mid-1995, such phase out coinciding with the expiration of its major land lease on Oahu. Oahu Sugar, which operated almost entirely on leased land, had incurred losses in its sugar operations in prior years and expected those losses to continue in the future. Losses from operations at Oahu Sugar totaled approximately $7.6 million for the three-year period ended December 31, 1993. Oahu Sugar completed the final harvest of its crop in April 1995. The Company has shutdown Oahu Sugar and any estimated future costs related to the shut down are not expected to have a material adverse effect on the financial condition or results of operations of the Company. Such future costs primarily relate to the Company's obligation to, in general, restore the land it had been leasing to its original condition. The Company is currently pursuing development of the fee simple land it owns adjacent to the Oahu Sugar mill site, including seeking the necessary government approvals for a light industrial subdivision for a portion of the property, as discussed below.

      The sugar industry in Hawaii has experienced significant difficulties during the past several years. Growers in Hawaii have struggled with the high costs of production, which have led to the closure of several plantations, including the Company's sugar operations on Oahu in 1995. The Company has tried to address these challenges through a number of different measures, including the restructuring in 1995 that was previously discussed.

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

      In September 1992, Hurricane Iniki struck the Island of Kauai, causing considerable damage and loss to the people and businesses on Kauai. The Company has two sugar plantations on Kauai, both of which sustained considerable damage. Both plantations were able to restart operations shortly after Hurricane Iniki and are now fully operational. The Company's real estate assets on Kauai suffered very little damage, since most of the Company's development expenditures up to that time had been focused on the islands of Oahu and Maui. The Company settled its insurance claims in 1995 for the damage suffered and collected approximately $30 million in proceeds over the three year period subsequent to the hurricane.

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

       The   Company  historically  has  been  involved  in   the
production of energy through the burning of bagasse, the fibrous by-product from sugar cane processing, in the Company's sugar plantations' boilers. The Company is currently using these boilers to generate electrical energy and steam for the sugar plantations' own consumption and for the sale of the excess energy, if any, to the local public utilities, pursuant to power purchase agreements entered into between the Company's plantations and the utility companies. Gross revenues related to such arrangements totaled approximately $5.2 million, $4.6 million, and $4.9 million for 1996, 1995 and 1994, respectively.

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

      The Company owns the Waiahole Ditch, which is a series of tunnels and ditches (constructed in the early 1900's) that collects and has the capacity to transport in excess of twenty million gallons of water per day from the windward part of Oahu to the central Oahu plain on the Leeward side of the Koolau mountain range. The Company has filed a petition with the State of Hawaii Water Commission (the "Commission") for continued use of water that flows through the Waiahole Ditch and is currently waiting for a decision from the Commission regarding such petition. Water from the Waiahole Ditch had previously been used to irrigate sugar cane by Oahu Sugar Company, a wholly-owned subsidiary of the Company. With the closure of the Company's sugar operations on Oahu, the Company had to apply for a new use permit for the Waiahole Ditch water. The Company is seeking to realize significant value from this extensive ditch system by finding alternate end users for the water. The State of Hawaii favors continuation of the flow of water through the Waiahole Ditch for many reasons, among them being the recharge of the central Oahu aquifer and the fact that central Oahu is one of the fastest growth areas in the State. However, there are a number of individuals and certain environmental groups that oppose the continued flow of water in the Waiahole Ditch and want the water to remain on the windward side of Oahu. There has been an interim determination by the Water Commission that over one-half of the Waiahole Ditch water must remain on windward Oahu temporarily. A final decision from the Water Commission is expected late in the second quarter of 1997. There can be no assurance that the Water Commission will issue long-term use permits to the Company or to potential users on the leeward side. Although an adverse decision from the Water Commission could result in a significant decline in the market value of the Waiahole Ditch, it would not have a material adverse effect on the Company's results of operations or on its financial condition.

        AMFAC/JMB FINANCE, INC. Amfac/JMB Finance, Inc. ("Finance") is a wholly-owned subsidiary of Northbrook Corporation ("Northbrook"). The sole business of Finance is to repurchase, upon request of the holders thereof, the Certificate of Land Appreciation Notes ("COLAS") pursuant to the Repurchase Agreement. In connection with such repurchase obligations of Finance, Northbrook has agreed to contribute sufficient capital or make loans to Finance pursuant to a Keep-Well Agreement, to enable Finance to meet its repurchase obligations of the COLAS. For a description of such obligations pursuant to the Repurchase Agreement and the Keep-Well Agreement referred to above, see Notes 2 and 3 of Notes to Balance Sheets of Finance. For a description of the COLAS, see Note 5 of Notes to Consolidated Financial Statements of the Company.
Item 2.  Properties

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

       The Company expended approximately $1.3 million, $.5 million and $3.0 million in 1996, 1995 and 1994, respectively, for project costs at Waikele. Such costs include construction of roadways, utilities and related infrastructure improvements and the golf course and clubhouse. On a cumulative project-to-date basis, the Company has expended approximately $157 million on project costs and completed sales at Waikele of approximately $231 million. Project costs include land purchase costs, of which, approximately $39 million was allocated at the time of the Merger in November 1988 (see Note 1 of Notes to the Consolidated Financial Statements of the Company) to the portion of the Waikele project that has been sold. Such sales have included commercial property and parcel sales to home builders. Except for certain contingent participation rights, the Company has already received all of its proceeds from the sales of the residential and commercial parcels at Waikele.

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

      In February 1996, the Maui County Council adopted a Community Plan ordinance for West Maui that does not include any amendments to the current Community Plan designation of the Company's North Beach property, thus rejecting the recommendation of certain citizens groups that wanted two-third's of North Beach to be downzoned to "Park" designation. The ordinance was signed by the Mayor of the County of Maui and became effective on February 21, 1996.

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

       LONG-TERM LEASES. Each of the Company's plantation subsidiaries leases agricultural lands from unrelated third parties. Such leases vary in length from month-to-month to 9 years and cover parcels of land ranging in acreage from one acre to 21,474 acres. Certain of such leases provide the
Company, as lessee, with licenses for water use. Almost all of the leased land of the Company is used in its agricultural businesses, primarily in connection with the cultivation and processing of sugar cane, with almost 15,000 acres of leased land currently under cultivation. Most of the leases provide for the Company to pay fixed annual minimum rents (ranging from $13 to $131 per usable acre), plus additional rents based upon a percentage of gross receipts generated by the Company's sugar cane operations on such land.

      The following summary lists the material agricultural land leases of the Company's subsidiaries, as lessees, and certain material terms thereof:

                   Approximate               Current
                    Current     Approximate  Annual   Additional Rent
        Expiration  Sugar Cane    Gross      Minimum   as % of Gross  Renewal
 Lease    Date      Acreage      Acreage     Rent      Receipts       Option
-------- ---------  ---------  ----------- -------   ----------     --------
Kekaha month to month 7,926      21,474    $251,500    variable         --
Lihue    10/30/99     4,054       6,200    $ 56,370    variable         --
Lihue    12/15/02         0       3,106    $ 20,630      none           --
Lihue    1/31/95(1)   1,919       5,151    $ 21,500    variable         --
Pioneer month to month  889       1,639    $ 51,000    variable         --
Pioneer   12/31/05      770       2,509    $100,917      7.25%          --

    (1) The Company is currently finalizing a new lease with the lessor.

Item 3.  Legal Proceedings

      The Company is not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to its business. The Company and/or certain of its affiliates have been named as defendants in several pending lawsuits. While it is impossible to predict the outcome of the pending (or threatened) litigation and for which potential liability is not covered by insurance, the Company is of the opinion that the ultimate liability from such litigation will not materially adversely affect the Company's results of operations or its financial condition.

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



Item 6.  Selected Financial Data


                     AMFAC/JMB HAWAII, INC.

For the years ended December 31, 1996, 1995, 1994, 1993 and 1992

                     (Dollars in Thousands)
                         1996    1995      1994      1993    1992(c)
                        ------  ------   -------   --------  -------
Total revenues (d)   $97,406   101,607   157,963    140,462   230,212
                    ========   =======   ========   ========  ========
Net income(loss)(e) $(34,166)   12,708   (13,033)      (509)  (60,979)
                    ========   =======   ========   ========  ========
Net income (loss) per share (b)

Total assets         $483,605  521,598   614,547     644,711  633,995
                     ========  =======   =======    ========  ========
Amounts due affiliates -
financing           $ 103,579   76,911    15,097      15,097   28,098
                     ========  ========  =======    ========  ========
Certificate of Land Appreciation
  Notes             $220,692   220,692   384,737     384,737  384,737
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

Liquidity and Capital Resources

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

        During    1994,    the    Company    generated    approximately    $44.3
million in property sales primarily from the sale of the last two remaining residential parcels at the Waikele project on
Oahu for approximately $37 million. In addition, approximately $2.3 million of 1994 land sales related to the Kaanapali Golf
Estates. The remaining $5.0 million of property sales in 1994 related to non-strategic land sales on the islands of Maui, Kauai and Hawaii. Additionally, the Company received an approximate $4.2 million deposit, which represented the purchase price for 452 acres on Maui.

        At    December   31,   1996,   the   Company   had   cash    and    cash
equivalents of approximately $8.7 million.

        The Company intends to use its cash reserves, sales proceeds and financing or joint venture arrangements to meet its short-term (next 12 months) and long-term (beyond the next 12 months) liquidity requirements, which include funding the remaining development costs at Waikele and on West Maui, Oahu and Kauai, agricultural deficits, payment of interest expense, and the repayment of principal on debt obligations, as necessary. The Company's long-term remaining liquidity is dependent upon its ability to obtain additional financing and the consummation of certain property sales. There can be no
assurance    that    additional   long-term   financing    can    be    obtained
or property sales consummated. The Company's land holdings on Maui and Kauai are its primary source of future land sale revenues. However, due to current market conditions, the difficulty in obtaining land use approvals and the high development cost of required infrastructure, the planned development of these land holdings and the ability to generate cash flow from these land holdings are longer term in nature than the time frame experienced at Waikele. Accordingly, if no such financing can be obtained or additional property sales consummated, the Company will defer (to the extent possible) development costs and capital expenditures to meet long-term liquidity requirements. Additionally, the Company's plans for property sales may also be adversely impacted by the inability of potential buyers to obtain financing.

       In 1996, net cash used in operating activities of $28.9 million and in investing activities of $8.4 million was provided by $26.7 of long-term financing from the Company's parent, $10.0 million in new long-term financing secured by a mortgage on property under development at the mill-site of Oahu Sugar (which was partially offset by total principal payments on other Company long-term debt of approximately $2.4 million) and $3.0 million of cash and cash equivalents.

        During 1996, net cash flow used in operating activities was $28.9 million, compared to net cash provided by operating activities of $2.7 million in 1995 and $21.9 million in 1994. The $31.6 million decrease in cash flow related to operating activities from 1995 to 1996 was due to: (i) an increase in 1996 of the net loss (after adjusting for items not requiring or providing cash) by $9.8 million; (ii) the repayment or refinancing into long-term debt in 1996 of operating advances made in prior years by affiliates totaling $14.0 million, as compared to $12.8 million of operating advances received by the Company from affiliates in 1995, resulting in a total decrease in cash flow of $26.8 million; and (iii) other changes in cash flow netting to a decrease of $4.7 million, which related primarily to working capital components, all of
which    were    partially   offset   by   (iv)   a    greater    decrease    in
inventories   in   1996   by   $9.7   million   (resulting   in   greater   cash
flow),   as   compared   to   1995,   of  which   $3.6_   million   related   to
sales of land classified as inventory, $6.0 million related to agricultural inventory and the remaining $.1 million related to other miscellaneous inventories.

        The $19.2 million decrease in cash flow related to operating activities from 1994 to 1995 was due to: (i) an increase in 1995 of the net loss (after adjusting for items not requiring or providing cash) by $13.1 million and (ii) a smaller decrease in inventories in 1995 by $21.1 million (resulting in less cash flow), as compared to 1994, of which $13.4 million related to sales of land classified as inventory, $7.6 million related to agricultural inventory and the remaining $.1 million related to other miscellaneous inventories, all of which were partially offset by (iii) an increase in operating advances in 1995 from affiliates of
$11.8   million   and   (iv)   other   changes   in   cash   flow   netting   to
an increase of $3.2 million, which related primarily to working capital components.

        In 1996, net cash flow used in investing activities totaled $8.4 million, principally due to property additions and the incurrence of other capitalizable costs related to future land development. In 1995, investing activities provided net cash of $24.4 million, principally due to the liquidation of $32.0 million of short-term investments, net of property additions of $5.1 million (a level of spending comparable to 1996). Included in 1995 was $4.5 million of net cash flow from property sales, disposals and retirements that principally related to the sale of certain assets that had been used to operate Oahu Sugar plantation, which was closed in 1995. In 1994, investing activities used net cash flow of $38.8 million, principally due to the increase in short-term
investments    by    $32.0   million   and   property    additions    of    $6.8
million.

         In 1996, net cash provided by financing activities totaled $34.3 million, due to the $26.7 of long-term financing from the Company's parent and $7.6 million of net increase in borrowings from others, as previously discussed. In 1995, net cash used in financing activities totaled $47.0 million, which primarily related to the $105.5 million redemption and purchase of COLAS, of which $52.0 million was financed by a long-term borrowing from the Company's parent. During 1995, the Company borrowed an additional $9.8 million from its parent to pay COLA interest and other operating needs. In 1994, net cash used in financing activities totaled $3.3 million, which primarily related to an $8.0 million repayment of the Company's bank line-of-credit (fully repaid in January
1994), offset by an additional funding of $6.6 million related to its Waikele Golf Course loan.

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

       On   March   15,   1995,   pursuant  to  the   indenture   that   governs
the    terms   of   the   COLAS   (the   "Indenture"),   the   Company   elected
to offer to redeem (the "Redemption Offer") all Class A COLAS from its registered holders. Pursuant to the Redemption Offer, and in accordance with the terms of the Indenture, the Company was therefore obligated to purchase any and all Class
A   COLAS   submitted   pursuant   to  the   Redemption   Offer   at   a   price
of $365 per Class A COLA. In conjunction with the Company's Redemption Offer, the Company made a tender offer (the "Tender
Offer") to purchase up to approximately $68 million principal value of the Class B COLAS at a price of $220 per Class B COLA from COLA holders electing to have their Class A COLAS repurchased. Approximately 229,000 Class A COLAS were submitted for repurchase pursuant to the Redemption Offer and approximately 99,000 Class B COLAS were submitted for repurchase pursuant to the Tender Offer, requiring an aggregate payment of the Company of approximately $105 million
on    June    1,    1995.   The   Company   used   its   available    cash    to
purchase Class B COLAS pursuant to the Tender Offer and borrowed $52 million from Northbrook to purchase Class A COLAS pursuant to the Redemption Offer. As of December 31, 1996, the Company had approximately 156,000 Class A COLAS and approximately 286,000 Class B COLAS outstanding, with a principal balance of approximately $78 million and $143 million, respectively.

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

         The Company uses the effective interest method and accrued interest on the COLAS at 4% per annum ("Mandatory Base
Interest")    for    the   years   ended   December   31,   1994,    1995    and
1996.   The   Company   has   not   generated  a   sufficient   level   of   Net
Cash Flow to pay Base Interest on the COLAS (see Note 5) in excess of 4% ("Contingent Base Interest") from 1990 through 1996. Contingent Base Interest is payable only to the extent of Net Cash Flow (Net Cash Flow for any period is generally an amount equal to 90% of the Company's net cash revenues, proceeds and receipts after payment of cash expenditures, including the Qualified Allowance, other than federal and state income taxes and after the establishment by the Company of reserves) or Maturity Market Value (Maturity Market Value generally means 90% of the excess of the Fair Market Value (as defined below) of the Company's assets at maturity over its liabilities (including Qualified Allowance, but only to the extent earned and payable from Net Cash Flow generated through maturity) at maturity, which liabilities have been incurred in connection with its operations). Approximately $86.5 million of the $94.2 million cumulative deficiency of Contingent Base Interest related to the period from August 31, 1989 (Final Issuance Date) through December 31, 1996 has not been accrued in the accompanying consolidated financial statements as the Company believes that it is not probable at this time that a sufficient level of Net Cash Flow will be generated in the future or that there will be sufficient Maturity Market Value as of December 31, 2008 (the COLA maturity date) to pay any
such    unaccrued    Contingent   Base   Interest.     The    following    table
is    a    summary   of   Mandatory   Base   Interest   and   Contingent    Base
Interest for the years ended December 31, 1996, 1995 and 1994 (dollars are in millions):

                                      1996      1995      1994
                                    -------    ------    ------
Mandatory Base Interest paid       $  8.8      12.1       15.4
Contingent Base Interest paid         --        --         --
Cumulative deficiency of Contingent
  Base Interest at end of year     $ 94.2      80.9      118.0

Net Cash Flow was $0 for 1996, 1995 and 1994.

       With   respect   to   any   calendar  year,   JMB   or   its   affiliates
may receive a Qualified Allowance in an amount equal to: (i) approximately $6.2 million during each of the calendar years 1989 through 1993, and (ii) thereafter, 1-1/2% per annum of the Fair Market Value (Fair Market Value generally means the value which an independent arm's-length purchaser, seeking to utilize the asset for its highest and best use, would pay for such asset taking into consideration the associated risks, benefits, current restrictions and likelihood of changes to such restriction; provided, however, that with respect to any Fair Market Value determination of all of the Company's assets, such assets shall not be valued as if sold in bulk to a single purchaser) of the gross assets of the Company and its subsidiaries, other than cash and cash equivalents and Excluded Assets (Excluded Assets generally means assets acquired by the Company without the expenditure of any amount included in revenues or receipts for purposes of determining Net Cash Flow or assets designated as Excluded Assets, as restricted by the Indenture; the Company has not had any Excluded Assets), for providing certain advisory services for the Company. The aforementioned advisory services, which are provided pursuant to a 30-year Services Agreement entered into between the Company, certain of its subsidiaries and JMB in
November    1988,    include   making   recommendations   in    the    following
areas:    (i)    the   construction   and   development   of   real    property;
(ii) land use and zoning changes; (iii) the timing and pricing of properties to be sold; (iv) the timing, type and amount of financing to be incurred; (v) the agricultural business; and,
(vi) the uses (agricultural, residential, recreational or commercial) for the land. However, the Qualified Allowance shall be earned and paid for each year prior to maturity of the COLAS only if the Company generates sufficient Net Cash
Flow to pay Base Interest to the holders of the COLAS for such year of an amount equal to 8% of the average outstanding principal balance of the COLAS for such year; any portion of the Qualified Allowance not paid for any year shall cumulate without interest and JMB or its affiliates shall be paid such amount with respect to any succeeding year, after the payment of all Contingent Base Interest for such year, to the extent
of   100%   of   remaining   Net   Cash  Flow   until   an   amount   equal   to
20% of the Base Interest with respect to such year has been paid, and thereafter, to the extent of the product of (a) remaining Net Cash Flow, multiplied by (b) a fraction, the
numerator   of   which   is   the  cumulative   deficiency   as   of   the   end
of such year in the Qualified Allowance and the denominator of which is the sum of the cumulative deficiencies as of the end of such year in the Qualified Allowance and Base Interest. A Qualified Allowance for 1989 of approximately $6.2 million was paid on February 28, 1990. Approximately $54.4 million of Qualified Allowance related to the period from January 1, 1991 through December 31, 1996 has not been earned and paid, and is
payable    only    from    future   Net   Cash   Flow.   Accordingly,    because
the Company does not believe it is probable at this time that a sufficient level of Net Cash Flow will be generated in the future to pay Qualified Allowance, the Company has not accrued
for    any    Qualified    Allowance    in   the    accompanying    consolidated
financial    statements.    JMB   has   informed    the    Company    that    no
incremental costs or expenses have been incurred relating to the provision of these advisory services. The Company believes that using an incremental cost methodology is reasonable. The following table is a summary of the Qualified Allowance for the years ended December 31, 1996, 1995 and 1994 (dollars are in millions):

                                   1996      1995      1994
                                   -----    ------    -----
Qualified Allowance calculated  $  9.2       9.9      10.4
Qualified Allowance paid            --        --        --
Cumulative deficiency of Qualified
 Allowance at end of year       $ 60.6      51.4      41.5

Net Cash Flow was $0 for 1996, 1995 and 1994.

       After   the   maturity   date   of   the   COLAS,   JMB   will   continue
to provide advisory services pursuant to the Services Agreement, the Qualified Allowance for such years will continue to be 1-1/2% per annum of the Fair Market Value of the gross assets of the Company and its subsidiaries and the
Qualified Allowance will continue to be payable from the Company's Net Cash Flow. Upon the termination of the Services Agreement, if there has not been sufficient Net Cash Flow to pay the cumulative deficiency in the Qualified Allowance, if any, such amount would not be due or payable to JMB.

        Upon maturity, holders of COLAS will be entitled to receive the remaining outstanding principal balance of the COLAS plus unpaid Mandatory Base Interest plus additional interest equal to the unpaid Contingent Base Interest, to the extent of the Maturity Market Value, plus 55% of the remaining Maturity Market Value.

        The Company continues to implement certain cost savings measures and to defer development project costs and capital expenditures for longer-term projects. The Company's Property segment expended approximately $7.9 million in project costs during 1996 and anticipates expending approximately $23.1pass million in project costs during 1997. As of December 31, 1996, contractual commitments related to project costs totaled approximately $2.1 million..

         During     1995,     the     Company     restructured     its     sugar
operations to improve efficiencies and reduce costs, including consolidation of the operations at its two Kauai plantations and changing to a seasonal mode of operations at each of its plantations (consistent with other global sugar operations). The 1995 restructuring of the Company's sugar operations resulted in a reduction in staffing of approximately 260 positions, which is an approximately 30% decrease from 1994 and a reduction in annual employment costs of approximately $4.2 million, which is an approximately 14% decrease from 1994. The Company incurred and recognized costs of approximately $1.8 million in 1995 related to the restructuring.

       The price of raw sugar that the Company receives is based upon the price of domestic sugar (less delivery and administrative costs) as currently controlled by U.S.
Government price supports legislation. On April 4, 1996, President Clinton signed the Federal Agriculture Improvement and Reform Act of 1996 ("the Act"). The Act, which expires in 2002, keeps the "loan rate" at 18 cents per pound. The "loan rate" refers to the minimum sugar price established by the government, which is supported primarily by the setting of import quotas. In addition, if prices fall below such minimum, the sugar grower is able to receive a 18-cent-a-pound loan,
using    their    crop   as   collateral,   and   either    repay    the    loan
(with interest) or forfeit the sugar. However, the Act includes certain other adjustments to the sugar program including making crop loans recourse to the producer and repealing marketing allotments which may over time depress the domestic price of raw sugar. There can be no assurance that,
in    the    future,    the    government   price   support    will    not    be
reduced or eliminated entirely. Such a reduction or elimination of price supports could have a material adverse affect on the Company's agriculture operations, and possibly could cause the Company to evaluate the cessation of its remaining sugar cane operations.

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

        The    sugar    industry   in   Hawaii   has   experienced   significant
difficulties during the past several years. Growers in Hawaii have struggled with the high costs of production, which have
led    to    the    closure    of    several    plantations,    including    the
Company's sugar operations on Oahu in 1995. The Company has tried to address these challenges through a number of different measures, including the restructuring in 1995 that was previously discussed

        While the above-noted changes have helped to reduce expenses, the Company must continue to explore alternatives to further address the high costs of sugar production. One such alternative relates to the three-year labor contract the Company has with its sugar plantation employees, which expires in February 1998. Within the contract is a provision that allows the Company and the union to renegotiate wages in 1997. In light of the difficulties the Company has had in trying to improve the operating results of its sugar business, management has been meeting with union representatives to discuss appropriate wage levels. After discussions and negotiations with the union, it was agreed that wages would remain at the current levels until the end of the contract. This agreement is subject to ratification by the union membership. The Company and the union have tentatively agreed to return to the bargaining table during the summer of 1997 to negotiate the terms for a new contract which will begin in
1998. Although the Company is hopeful that it will reach agreement on contract modifications that would help improve the viability of its sugar plantations, there can be no assurance that sufficient changes will be agreed upon.

        In    early   March   1997,   the   Company   announced   a   management
restructuring that has resulted in the creation of six separately operating entities in the following businesses:
Sugar, Golf, Coffee, Water, Land Management and Real Estate Development. Each separate company or division will be
responsible    for    its    own   operations.   The   Company    believes    it
will       operate      more      effectively      as      several       smaller
entrepreneurial companies, rather than as one large conglomerate. Approximately four percent of the Company's total employees were released as a result of the restructuring, which is expected to result in annual payroll savings of approximately $1.1 million. The Company incurred termination costs of approximately $.6 million related to the restructuring during the first quarter of 1997.

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

        Accrued expenses decreased as of December 31, 1996 as compared to December 31, 1995, primarily due to the reclassification of $3.2 million of deferred interest on the ERS loan to non-current, in conjunction with the April 1996 amendment of such loan (see Note 6).

        Current    portion   of   long-term   debt   decreased   and   long-term
debt   increased   as   of   December  31,  1996   as   compared   to   December
31,    1995,    due   primarily   to   the   reclassification   of    the    $66
million   ERS   loan   from   current   to   long-term   (see   Note   6).    In
addition, long-term debt increased as of December 31, 1996 as compared to December 31, 1995 due to a new $10 million loan obtained for the Oahu Industrial Project (see Note 6).

         The     current    portion    of    amounts    due    to     affiliates
decreased as of December 31, 1996 as compared to December 31, 1995 due to the payment of $4.9 million of interest on financing provided by affiliates, which was accrued as of
December 31, 1995, and the reclassification of certain intercompany payables totaling approximately $7.9 million from current to long-term (see Note 9).

         The long-term portion of amounts due to affiliates increased as of December 31, 1996 as compared to December 31, 1995, due to the previously discussed reclassification of certain intercompany payables totaling approximately $7.9 million from current to long-term (see Note 9). In addition, the Company borrowed $18.7 million from Northbrook in 1996 to fund COLA interest payments and other operational needs.

        Other    long-term   liabilities   increased   as   of   December    31,
1996 as compared to December 31, 1995 primarily due to the $3.2 million difference between the interest expense accrued and Minimum Interest payments required under the amended terms of the ERS loan (see Note 6) offset in part by $1.6_ million of reductions to reserves for prior land sales.

        Interest    expense    increased   for   the   year    ended    December
31,    1996    as   compared   to   the   year   ended   December    31,    1995
primarily due to $3.8 million of interest expense related to additional affiliated financing, partially offset by decreased interest expense of $1.1 million related to the early
retirement   of   Class   A   and   Class   B   COLAS   and   $.3   million   of
decreased interest on other long-term debt, primarily due to a decrease in the interest rate.

        The    following    table    sets    forth    operating    results    by
industry    segment   (see   Note   13),   for   the   years    indicated    (in
000's):

                                               1996      1995      1994
                                             -------   -------    -------
Agriculture Segment:
          Revenues                         $  51,805     47,656    89,237
          Cost of sales                      (54,640)   (53,430)  (86,181)
                                              (2,835)   ( 5,774)    3,056
          Operating expenses                 ( 4,690)   ( 5,108)  ( 6,949)
          Operating income (loss)            ( 7,525)   (10,882)  ( 3,893)

Property Segment:
          Revenues                            45,138     52,663    66,749
          Cost of sales                      (34,627)   (30,853)  (38,531)
                                              10,511     21,810    28,218
     Operating expenses:
      Reduction to carrying value of
         investments  in  real estate        (18,315)        --   ( 5,000)
           Other                             ( 9,779)   (10,688)  (10,284)

     Operating income (loss):
      Reduction to carrying value of
         investments  in  real  estate       (18,315)       --    ( 5,000)
             Other                               732     11,122    17,934

Unallocated operating expenses
        (primarily  overhead)               (  3,045)   ( 2,593)  ( 3,800)

Total operating income (loss)             $  (28,153)   ( 2,353)    5,241

The   variances   in   the   above-noted   results   of   operations   for   the
Agriculture    segment   and   the   Property   segment   are    discussed    in
the following two sections, respectively.


 Agriculture:

         The Company's Agriculture segment is responsible for activities related to the cultivation, processing and sale of sugar cane and other agricultural products. Agriculture's revenues are primarily derived from the Company's sale of its raw sugar.

       Receivables decreased as of December 31, 1996 as compared to December 31, 1995 primarily due to the timing of production and related payments received for deliveries of raw sugar, which accounted for $2.2 million of the variance, and the collection of $1.4 million of insurance claims outstanding as of December 31, 1995.

       Machinery   and   equipment   increased   as   of   December   31,   1996
as compared to December 31, 1995 due primarily to the purchase of $2.9 million of equipment and improvements at the sugar plantations.

       Agricultural revenues and cost of sales increased and the operating loss decreased for the year ended December 31, 1996 as compared to the year ended December 31, 1995 due to increased sales of raw sugar. During 1996, the Company sold approximately 127,000 tons of sugar, a 19% increase over the quantity sold in 1995. The average price of sugar sold during 1996 was approximately $374 per ton, a 3% decrease over the average price in 1995. The Company harvested approximately 11,900 acres in 1996, as compared to approximately 12,000 acres in 1995. The increase in cost of sales in 1996 was offset in part by $8.1 million of higher costs in 1995 associated with the final phase of operations at Oahu Sugar.

         Agriculture's revenues from sugar operations decreased for the year ended December 31, 1995 as compared to the year ended December 31, 1994 as a result of lower production due to less acres harvested. During 1995, the Company harvested approximately 12,000 acres, as compared to approximately 17,400 acres in 1994. Approximately 64% of the decrease in acres harvested was due to the shutdown of Oahu Sugar and the remaining difference was primarily due to inclement weather, which adversely affected operations at the Company's two Kauai plantations. Inclement weather had a greater impact on the Company's operations because of reduced flexibility in the harvesting schedule, which was delayed in connection with the consolidation of the two Kauai plantations. During 1995, the Company sold approximately 106,000 tons of sugar, a 49% decrease form the quantity sold in 1994. The average price of
sugar   sold   during   1995   was   $386  per   ton,   a   5%   increase   over
the average price in 1994. Non-sugar agricultural revenues decreased by $6.4 million in 1995 due to approximately $7.0 million of non-recurring revenues received in 1994 related to Hurricane Iniki insurance proceeds. Agriculture's operating loss for the year ended December 31, 1995 increased as compared to the year ended December 31, 1994 due to a deterioration of gross margin resulting from lower production in 1995 and the receipt of $7.0 million of non-recurring non-sugar revenues in 1994 previously noted.

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

       The price of raw sugar that the Company receives is based upon the price of domestic sugar (less delivery and administrative costs) as currently controlled by U.S.
Government    price    supports    legislation.     On    April     4,     1996,
President Clinton signed the Federal Agriculture Improvement and Reform Act of 1996 ("the Act"). The Act, which expires in 2002, keeps the "loan rate" at 18 cents per pound. The "loan rate" refers to the minimum sugar price established by the government, which is supported primarily by the setting of import quotas. In addition, if prices fall below such minimum, the sugar grower is able to receive a 18-cent-a-pound loan,
using    their    crop   as   collateral,   and   either    repay    the    loan
(with interest) or forfeit the sugar. However, the Act includes certain other adjustments to the sugar program including making crop loans recourse to the producer and repealing marketing allotments which may over time depress the domestic price of raw sugar. There can be no assurance that, in the future, the government price support will not be reduced or eliminated entirely. Such a reduction or elimination of price supports could have a material adverse affect on the Company's agriculture operations, and possibly could cause the Company to evaluate the cessation of its remaining sugar cane operations.

        As part of the Company's agriculture operations, the Company enters into commodities futures contracts and options in sugar as deemed appropriate to reduce the risk of future price fluctuations in sugar. These futures contracts and options are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales as part of the production cost.

        The    sugar    industry   in   Hawaii   has   experienced   significant
difficulties during the past several years. Growers in Hawaii have struggled with the high costs of production, which have
led    to    the    closure    of    several    plantations,    including    the
Company's sugar operations on Oahu in 1995. The Company has tried to address these challenges through a number of different measures, including a restructuring in 1995, whereby its two Kauai plantations were consolidated and all of its sugar plantations were changed to a seasonal mode. The 1995 restructuring of the Company's sugar operations resulted in a
reduction   in   staffing   of   approximately   260   positions,    which    is
an approximately 30% decrease from 1994 and a reduction in annual employment costs of approximately $4.2 million, which is an approximately 14% decrease from 1994. The Company incurred and recognized costs of approximately $1.8 million in 1995 related to the restructuring.

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

        In September 1992, Hurricane Iniki struck the Island of Kauai causing considerable damage and loss to the people and businesses on Kauai. The Company has two sugar plantations on Kauai, both of which sustained considerable damage. Both plantations were able to restart operations shortly after Hurricane Iniki and are now fully operational. The Company's real estate assets on Kauai suffered very little damage, since
most   of   the   Company's   development   expenditures   up   to   that   time
had been focused on the islands of Oahu and Maui. The Company finalized the settlement of its insurance claims in 1995 for damage suffered and collected approximately $30 million in proceeds over the approximately three year period subsequent to the hurricane.


Property:

        The    Company's    Property   segment   is    responsible    for    the
following:        land      planning      and      development       activities;
obtaining land use, zoning and other governmental approvals; selling or financing developed and undeveloped land parcels; and the management and operation of the Company's golf course facilities.

        Inventory   increased   as   of   December   31,   1996   as    compared
to    December   31,   1995   primarily   due   to   the   reclassification   of
$29.5 million of land to inventory discussed below, offset in part by a $5.6 million decrease in agricultural inventory, sales of real estate inventory having a carrying cost of $16.5 million and a reduction in carrying value of certain assets of $1.7 million.

        Approximately $29.5 million of the decrease in land and land improvements as of December 31, 1996 as compared to December 31, 1995 was due to the reclassification of certain land parcels held for sale to inventory and an additional decrease of $16.6 million was due to the reduction in carrying value of certain assets, as discussed below.

        In   accordance   with   the   provisions   of   the   COLA   Indenture,
appraisals   were   performed   for   certain   assets   of   the   Company   as
of December 31, 1996 and 1994, which reflected a decline in value for certain properties. Certain of the assets appraised as of December 31, 1996 are properties that are either being actively marketed by the Company or properties for which the Company has a plan to sell the assets in the near future. Five of the land parcels expected to be disposed of by the Company within the next two years, having a cost basis of approximately $40.3 million were estimated by the Company to have a total fair value, less costs to sell, of approximately $22.0 million as of December 31, 1996. Accordingly, the Company recorded a $18.3 million loss in the fourth quarter of
1996 related to these properties. Based on appraisals performed as of December 31, 1994, the Company recorded, as a matter of prudent accounting practice, reductions to the carrying value of certain properties in 1994 in the amount of$5.0 million to properly reflect the estimated market value of the property in its current state of development.

        Other    assets    increased    as   of    December    31,    1996    as
compared to December 31, 1995 primarily due to $5.2 million of deferred costs related to preliminary planning costs associated with potential future development projects.

        For   the   year   ended   December   31,   1996   and   December    31,
1995, the Company generated approximately $18.9 million and $30.8 million of land sales, respectively. Approximately $5.5 million of 1996 land sales related to the Kaanapali Golf Estate (see discussion below) and the remaining $13.4 million was primarily from the sale of non-strategic land parcels on
Maui, Kauai, Hawaii and Oahu. During 1995, $4.1 million of land sales related to the ocean-front parcel developed by the Company in Kaanapali (see discussion below), $1.4 million related to the Kaanapali Golf Estate (see discussion below) and the remaining $25.3 million was primarily from the sale of non-strategic land parcels on Maui, Kauai, Hawaii and Oahu.
Property    revenues    also    include   the   operations    of    the    three
golf    courses   owned   by   the   Company,   which   accounted   for    total
revenues   of   $15.2   million   and  $15.4  million   for   1996   and   1995,
respectively.

        Property cost of sales increased for the year ended December, 31, 1996 as compared to the year ended December 31, 1995 primarily due to lower margins realized for the parcels sold in 1996.

        During 1994, the Company generated approximately $44.3 million of land sales, primarily from the sales of the remaining two residential parcels at the Waikele project on
Oahu for approximately $37 million. In addition, approximately $2.3 million of 1994 land sales related to the Kaanapali Golf EstatesThe balance of the 1994 proceeds resulted from the sale
of    non-strategic    parcels    on   various   islands    for    approximately
$5.0      million.       Additionally,     the     Company      received      an
approximate $4.2 million deposit, which represented the purchase price for 452 acres of agriculture-zoned land on Maui. The gain from such sale is being deferred due to certain profit participation rights retained by the Company. Property revenues also include the operations of the three golf courses owned by the Company, which accounted for total revenues of $14.7 million for 1994.

       Property   cost   of   sales   for  1995  was   consistent   with   1994,
as a percentage of property revenues.

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

        In February 1996, the Maui County Council adopted a Community Plan ordinance for West Maui that does not include any amendments to the current Community Plan designation of the Company's North Beach property, thus rejecting the recommendation of certain citizens groups that wanted two-third's of North Beach to be downzoned to "Park" designation. The ordinance was signed by the Mayor of the County of Maui and became effective on February 21, 1996.

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






                                    ERNST & YOUNG LLP


Honolulu, Hawaii
March 21, 1997

                     AMFAC/JMB HAWAII, INC.

                  Consolidated Balance Sheets

                   December 31, 1996 and 1995

                     (Dollars in Thousands)
                          A s s e t s
                                                     1996        1995
                                                     -----     -------
Current assets:
  Cash and cash equivalents                         $8,736      11,745
  Receivables - net                                  4,741       8,720
  Inventories                                       56,808      49,641
  Prepaid expenses                                   3,439       3,102
                                                    -------    --------
          Total current assets                      73,724      73,208
                                                   -------     --------
Investments                                         46,187      45,080
                                                   -------     --------
Property, plant and equipment:
  Land and land improvements                       289,294     336,069
  Machinery and equipment                           60,981      56,882
  Construction in progress                           1,365       1,428
                                                  -------     --------
                                                   351,640     394,379
  Less accumulated depreciation and amortization    33,856      21,762
                                                  -------     --------
                                                   317,784     366,617
Deferred expenses                                   12,975      14,225
Other assets                                        32,935      28,468
                                                  -------     --------
                                                  $483,605     521,598
                                                  ========    ========
                     L i a b i l i t i e s
Current liabilities:
  Accounts payable                                 $ 5,719       8,562
  Accrued expenses                                   9,274      13,268
  Current portion of long-term debt                  1,471      67,730
  Current portion of deferred income taxes           5,422      10,902
  Amounts due to affiliates                          8,905      22,862
                                                   -------     -------
          Total current liabilities                 30,791     123,324
                                                   -------     -------
Amounts due to affiliates                          103,579      76,911
Accumulated  postretirement benefit obligation      57,662      61,037

                     AMFAC/JMB HAWAII, INC.

            Consolidated Balance Sheets - Continued

                   December 31, 1996 and 1995

                        (Dollars in Thousands)

                                                      1996         1995
                                                     ------       ------

Long-term debt                                      100,606      26,765
Other long-term liabilities                          35,501      34,366
Deferred income taxes                                88,345      98,691
Certificate of Land Appreciation Notes              220,692     220,692
                                                  --------     --------
          Total liabilities                         637,176     641,786
                                                  --------     --------
Commitments and contingencies (notes 3, 4, 5, 6, 7, 8, 9, and 11)

  S t o c k h o l d e r ' s   E q u i t y   ( D e f i c i t )

Common stock, no par value
  Authorized, issued and outstanding 1,000 shares        1            1
Additional paid-in capital                           6,278       11,495
Retained earnings (deficit)                       (159,850)    (125,684)
                                                   --------    --------
          Total stockholder's equity (deficit)    (153,571)    (114,188)
                                                  --------     --------
                                                   483,605      521,598
                                                  =========    =========



The accompanying notes are an integral part of the consolidated financial statements.


                     AMFAC/JMB HAWAII, INC.
             Consolidated Statements of Operations

          Years ended December 31, 1996, 1995 and 1994
                     (Dollars in Thousands)
                                                   1996       1995      1994
                                                  ------    -------   --------
Revenues:
  Agriculture                                    $51,805    47,656     89,237
  Property                                        45,138    52,663     66,749
                                                  -------  -------    --------
                                                  96,943   100,319    155,986
                                                  -------  -------    --------
Cost of sales:
  Agriculture                                     54,640    53,430     86,181
  Property                                        34,627    30,853     38,531
                                                  -------  -------    --------
                                                  89,267    84,283    124,712
Operating expenses:
  Selling, general and administrative             11,160    11,666     13,817
  Depreciation and amortization                    6,354     6,723      7,216
  Reduction to carrying value of investments in
  real estate                                     18,315        --      5,000
                                                  -------  -------    --------
       Total costs and expenses                  125,096   102,672    150,745
                                                  -------  -------    --------
       Operating income (loss)                   (28,153)   (2,353)     5,241
                                                  -------  -------    --------
Non-operating income (expenses):
  Amortization of deferred costs                  (1,222)   (1,557)    (2,086)
  Interest income                                    463     1,288      1,977
   Interest  expense                             (26,297)  (25,233)   (25,929)
                                                 -------   -------    --------
                                                 (21,056)  (25,502)   (26,038)
                                                  -------   -------    -------

     Loss  before taxes and extraordinary item   (55,209)  (21,855)   (20,797)
       Income  tax  benefit                      (21,043)   (8,019)    (7,764)
                                                    -------  --------   -------
           Loss  before extraordinary item       (34,166)  (19,836)   (13,033)
    Extraordinary gain from extinquishment of debt
    (less applicable income taxes of $20,807)         --     32,544         --
                                                 -------   --------   --------
       Net income (loss)                         (34,166)    12,708   (13,033)
                                                 ========  ========  ========

The accompanying notes are an integral part of the consolidated financial statements

                     AMFAC/JMB HAWAII, INC.

   Consolidated Statements of Stockholder's Equity (Deficit)

          Years ended December 31, 1996, 1995 and 1994

                     (Dollars in Thousands)

                                                                   Total
                                                                  Stock-
                                                     Retained      holder's
                                   Common  Paid-In   Earnings      Equity
                                    Stock  Capital   (Deficit)    (Deficit)
Balance,  December 31, 1993        $     1 (10,370)  (125,35)     (135,728)

Net loss                                --      --   (13,033)      (13,033)
Capital contribution -
current income taxes (note 12)          --   24,754       --        24,754
                                    -------  -------- --------   ---------
Balance, December 31, 1994               1   14,384  (138,392)    (124,007)

Net income                              --      --     12,708       12,708
Capital distribution -
current income taxes (note 12)          --   (2,889)       --       (2,889)
                                    -------  --------   ---------  --------
Balance, December 31, 1995       $       1    11,495 (125,684)    (114,188)

Net loss                                --       --   (34,166)     (34,166)
Capital distribution -
current income taxes (note 12)          --    (5,217)      --       (5,217)
                                    -------  -------- --------    ---------
Balance, December 31, 1996       $       1     6,278 (159,850)    (153,571)
                                   ======   ========  ========    ========


The accompanying notes are an integral part of the consolidated financial statements.


                     AMFAC/JMB HAWAII, INC.

             Consolidated Statements of Cash Flows

          Years ended December 31, 1996, 1995 and 1994

                     (Dollars in Thousands)
                                                  1996       1995    1994
                                                 --------  -------- --------
Cash flows from operating activities:
    Net  income (loss)                         $  (34,166)  12,708  (13,033)
  Items not requiring (providing) cash:
    Depreciation and amortization                   6,354    6,723    7,216
    Amortization of deferred costs                  1,222    1,557    2,086
    Equity in earnings of investments                 (14)      69       69
    Income tax expense (benefit)                   (21,043) 12,788   (7,764)
     Extraordinary gain from extinguishment of debt    --  (53,351)      --
    Reduction to carrying value of investments
    in real estate                                  18,315     --     5,000
  Changes in:
    Receivables - net                                3,979    6,223      29
    Inventories                                     22,052   12,364  33,437
    Prepaid expenses                                  (337)   1,277   1,453
    Accounts payable                                (2,843 ) (1,320) (4,093)
    Accrued expenses                                (3,994 ) (2,104) (1,116)
    Amounts due to affiliates                      (13,957 ) 12,751     922
    Other long-term liabilities                     (4,489)  (7,006) (2,258)
                                                   -------  ------- --------
    Net cash provided by (used in)
    operating activities                            (28,921)  2,679   21,948
                                                    -------  -------  --------
Cash flows from investing activities:
  Property additions                                 (4,257) (5,145)  (6,763)
  Property sales, disposals and retirements - net`       63   4,478      129
  Investments in joint ventures and partnerships     (1,093)   (103)    (174)
  Short-term investments                                 --  31,998  (31,998)
  Other assets                                       (4,467) (1,927)  (1,442)
  Other long-term liabilities                         1,388  (4,945)   1,413
                                                    -------  -------  -------
    Net cash provided by (used in)
    investing activities                             (8,366)  24,356 (38,835)
                                                    -------  -------   -------
Cash flows from financing activities:
  Deferred expenses                                      28       29    (394)



                     AMFAC/JMB HAWAII, INC.

       Consolidated Statements of Cash Flows - Continued

          Years ended December 31, 1996, 1995 and 1994

                     (Dollars in Thousands)
                                                     1996      1995    1994
                                                   --------  -------- -------
Payment to redeem and purchase Certificate of
Land Appreciation Notes (COLAS)                         --  (105,452)    --
Net borrowings (repayments) under bank
 line-of-credit agreement                               --       --  (8,000)
Net amounts due to affiliates                       26,668    61,814     --
Net (repayments) proceeds of long-term debt          7,582    (2,489) 5,103
Other costs related to extinguishment of debt          --       (894)    --
                                                    -------  -------  -------
Net cash provided by (used in) financing activities 34,278   (46,992)(3,291)
                                                    -------  -------  -------
  Net decrease in cash and cash
   equivalents                                      (3,009)  (19,957)(20,178)

   Cash and cash equivalents, beginning of year      11,745   31,702  51,880
                                                    -------  ------- -------
  Cash and cash equivalents, end of year        $     8,736   11,745  31,702
                                                     =======  =======  =======
Supplemental disclosure of cash flow information:
  Cash paid for interest(net of amount capitalized) $31,111   24,347  25,898
                                                    =======  =======  =======
  Schedule of non-cash investing and financing activities:
    Transfer of property actively held for sale to
      real estate inventories and accrued costs
      relating to real estate sales                  29,481    9,240  9,531
                                                    =======  ======= =======
Disposition of debt:
 Gain on extinguishment of debt                  $       --   53,351     --
 Face value of debt extinguished                         -- (164,045)    --
 Other costs related to debt extinguishment              --      894     --
 Write-off of Contingent Base Interest                   --   (5,667)    --
 Write-off of deferred COLA costs                        --   10,015     --
                                                   --------  ------- -------
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


                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                     (Dollars in Thousands)


     FAIR VALUE OF FINANCIAL INSTRUMENTS

      Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Disclosures about Fair Value of Financial Instruments", requires entities to disclose the SFAS No. 107 value of certain on- and off-balance sheet financial instruments for which it is practicable to estimate. Value is defined in SFAS No. 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Company believes the carrying amounts of its financial instruments classified as current assets and liabilities in its balance sheet approximate SFAS No. 107 value due to the relatively short maturity of these instruments. The Company believes the carrying value of its long-term debt (notes 4 and 6) approximates fair value. SFAS No. 107 states that quoted market prices are the best evidence of the SFAS No. 107 value of financial instruments, even for instruments traded only in thin markets. On March 15, 1995, pursuant to the indenture that governs the terms of the COLAS (the "Indenture"), the Company elected to exercise its right to redeem, and therefore was obligated to purchase, any and all Class A COLAS submitted pursuant to the Redemption Offer at a price of $.365 per Class A COLA (see note 5). In conjunction with the Company's election to repurchase the Class A COLAS submitted for repurchase, the Company made a tender offer (the "Tender Offer") to purchase up to approximately $68,000 principal value of the Class B COLAS at a price of $.220 per Class B COLA from COLA holders electing to have their Class A COLAS repurchased. The Redemption Offer and the Tender Offer expired on June 1, 1995. Since such expiration, the secondary market for COLAS has been extremely thin. Since June 1, 1995, a limited number of COLA units have been sold in transactions arranged by brokers for amounts ranging from approximately $.250 to $.330 per Class B COLA and from approximately $.482 to $.545 per combined Class A and Class B COLA. Based on the range of transactions since June 1, 1995 and the number of COLAS outstanding (with a per unit carrying value of $1.0 and a total carrying value of $220,692 at December 31, 1996 in the accompanying consolidated financial statements), the implied SFAS No. 107 value of the COLAS would range from approximately $108,000 to 128,000. However, due to restrictions on prepayment and redemption as specified in the COLA Indenture, as well as the methodology used to determine such value, the Company does not believe that it would be able to refinance or repurchase all of its outstanding COLA units as of December 31, 1996 at this value. Reference is made to note 5 for results of the Redemption and Tender Offer.

      INVENTORY CAPITALIZATION AND RECOGNITION OF REVENUE  FROM  THE
SALE OF SUGAR

      The Company capitalizes all of the expenditures incurred in bringing crops to their existing condition and location. Such capitalized expenditures include those costs related to the planting, cultivation and growing of sugar cane grown on the agricultural properties of the Company. Inventory reflected in the accompanying consolidated balance sheets at December 31, 1996 and
1995             is             not            in             excess

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

of its estimated net realizable value. Reductions in the estimated net realizable value of unsold sugar are recognized when anticipated. In determining the net realizable value of unsold sugar, the price the Company uses is based upon the domestic price of sugar. The Company recognizes revenue and related cost of sales upon delivery of its raw sugar to the California and Hawaii Sugar Company ("C&H").

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

     LAND DEVELOPMENT

      Project costs associated with the acquisition, development and construction of real estate projects are capitalized and classified as construction in progress. Such capitalized costs are not in excess of the project's estimated fair value as reviewed periodically or as considered necessary. In addition, interest is capitalized to qualifying assets during the period that such assets
are                                                       undergoing

                         AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                     (Dollars in Thousands)

activities necessary to prepare them for their intended use. Such capitalized interest is charged to cost of sales as revenue from the real estate development is recognized. Interest costs of approximately $1,327 have been capitalized for the year ended 1996. No material amounts have been capitalized for the year ended 1995 and 1994.

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

      In accordance with the provisions of the COLA Indenture, appraisals were performed for certain assets of the Company as of December 31, 1996 and 1994, which reflected a decline in value for certain properties. Certain of the assets appraised as of December 31, 1996 are properties that are either being actively marketed by the Company or properties for which the Company has a plan to sell the assets in the near future. _Five of the land parcels expected to be disposed of by the Company within the next two years, having a cost basis of approximately $40,280_were estimated by the Company to have a total fair market value, less costs to sell, of approximately $21,965 as of December 31, 1996. Accordingly, the Company recorded a $18,315 loss in the fourth quarter of 1996 related to these properties. Based on appraisals performed as of December 31, 1994, the Company recorded, as a matter of prudent accounting practice, reductions to the carrying value of certain properties in1994 in the amount of $5,000to properly reflect the estimated market value of the property in its current state of development.

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

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

(2)  ASSETS AND LIABILITIES INFORMATION
                                                   1996    1995
                                                 ------- -------
    Receivables - net:
    Trade accounts and notes (net of allowance) $  2,161   2,252
       Sugar and molasses                          1,663   3,877
       Insurance claims, net                         --    1,440
       Other                                         917   1,151
                                                 -------  -------
                                                $  4,741   8,720
                                                 =======  =======
    Accrued expenses:
       Payroll and benefits                    $   2,540   2,592
       Interest                                    4,470   7,929
       Other                                       2,264   2,747
                                                 -------  -------
                                               $   9,274  13,268
                                                =======   =======

(3)  INVESTMENTS
     The Company's investments at December 31, 1996 and 1995 consist of the following:
                                                     Carrying Value
                                                    ---------------

                                       Ownership
Description                           Percentage     1996      1995
-----------                           -----------   ------    ------
Sugar Cooperatives                        26.0%    $    41        40
North  Beach  Joint  Venture              50.0%     46,146    45,040
                                                   -------   -------
                                                   $46,187    45,080
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

     The following is the condensed, combined financial statement information (unaudited) of HSTC and the North Beach joint venture:

                           1996                        1995
                       -----------------        -----------------
                       North Beach            North Beach
                      Joint Venture   HSTC   Joint Venture  HSTC
                      --------------------    -------------------

Current assets        $      255    13,613          210    31,558

Noncurrent assets         40,100     1,907       40,122     3,797
Current  liabilities        (202)  (14,011)        (205)  (31,046)
Noncurrent liabilities        --    (1,400)          --    (4,200)
                          --------  -------      -------   --------
Equity                $    40,153     109        40,127        109
                          ========  =======     ========   ========


                                    1996         1995        1994
                                   ------       ------      ------
      Revenue                    $203,406      202,954     312,526
      Cost and expenses            19,755       20,493      28,472
                                 --------     --------    --------
      Net income                 $183,651      182,461     284,054
                               ===========   ==========   =========

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

(5)  CERTIFICATE OF LAND APPRECIATION NOTES

       The COLAS are unsecured debt obligations of the Company. Interest on the COLAS is payable semi-annually on February 28 and August 31 of each year. The COLAS mature on December 31, 2008, and bear interest after the Final Issuance Date (August 31, 1989) at a rate of 10% per annum ("Base Interest") of the outstanding principal balance of the COLAS on a cumulative, non-compounded basis, of which 6% per annum is contingent ("Contingent Base Interest") and payable only to the extent of Net Cash Flow (Net Cash Flow for any period is generally an amount equal to 90% of the Company's net cash revenues, proceeds and receipts after payment of cash expenditures, including the Qualified Allowance (as defined) other than federal and state income taxes and after the establishment by the Company of reserves) or Maturity Market Value (as defined below). The Company has not generated a sufficient level of Net Cash Flow to pay Contingent Base Interest on the COLAS from 1990 through 1996. Approximately $86,545 of the $94,169 cumulative deficiency of Contingent Base Interest related to the period from August 31, 1989 (Final Issuance Date) through December 31, 1996 has not been accrued in the accompanying consolidated financial statements as the Company believes that it is not probable at this time that a sufficient level of Net Cash Flow will be generated in the future or that there will be sufficient Maturity Market Value (as defined below) as of December 31, 2008 (the COLA maturity date) to pay such unaccrued Contingent Base Interest. The following table is a summary of Mandatory Base Interest and Contingent Base Interest for the years ended December 31, 1996, 1995 and 1994:

                                       1996      1995      1994
                                     -------    -------  -------
Mandatory Base Interest paid       $  8,828     12,109    15,389
Contingent Base Interest paid            --        --        --
Cumulative deficiency of Contingent
  Base Interest at end of year     $ 94,169     80,927   117,986

Net Cash Flow was $0 for 1996, 1995 and 1994.

      In each calendar year, principal reductions may be made from remaining Net Cash Flow, if any, in excess of all current and unpaid deferred Contingent Base Interest and will be made at the election of the Company (subject to certain restrictions). The COLAS will bear additional contingent interest in any year, after any principal reduction, equal to 55% of remaining Net Cash Flow. Upon maturity, holders of COLAS will be entitled to receive the remaining outstanding principal balance of the COLAS plus unpaid Mandatory Base Interest plus additional interest equal to the unpaid Contingent Base Interest, to the extent of the Maturity Market Value (Maturity Market Value generally means 90% of the excess of the Fair Market Value (as defined) of the Company's assets at maturity over its liabilities (including Qualified Allowance, but only to the extent earned and payable from Net Cash Flow generated through maturity) at maturity, which liabilites have been incurred in connection with its operations), plus 55% of the remaining Maturity Market Value.


                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                     (Dollars in Thousands)

      On March 14, 1989, Amfac/JMB Finance ("Finance"), a wholly-owned subsidiary of Northbrook, and the Company entered into an agreement (the "Repurchase Agreement") concerning Finance's obligations to repurchase, on June 1, 1995 and 1999, the COLAS upon request of the holders thereof. The COLAS were issued in two units consisting of one Class A and one Class B COLA. As specified in the Repurchase Agreement, the repurchase of the Class A COLAS may have been requested by the holders of such COLAS on June 1, 1995 at a price equal to the original principal amount of such COLAS ($.5) minus all payments of principal and interest allocated to such COLAS. The cumulative interest paid per Class A COLA through June 1, 1995 was $.135. The repurchase of the Class B COLAS may be requested of Finance by the holders of such COLAS on June 1, 1999 at a price equal to 125% of the original principal amount of such COLAS ($.5) minus all payments of principal and interest allocated to such COLAS. As of December 31, 1996, the cumulative interest paid per Class A and Class B COLA was approximately $.165 and $.165, respectively.

      On March 14, 1989, Northbrook entered into a keep-well agreement with Finance, whereby it agreed to contribute sufficient capital or make loans to Finance to enable Finance to meet its COLA repurchase obligations described above. Notwithstanding Finance's repurchase obligations, the Company may elect to redeem any COLAS requested to be repurchased at the specified price.

      On March 15, 1995, pursuant to the indenture that governs the terms of the COLAS (the "Indenture"), the Company elected to offer to redeem (the "Redemption Offer") all Class A COLAS from the registered holders, thereby eliminating Finance's obligation to satisfy the Class A COLA repurchase options requested by such holders as of June 1, 1995. Pursuant to the Redemption Offer, and in accordance with the terms of the Indenture, the Company was therefore obligated to purchase any and all Class A COLAS submitted pursuant to the Redemption Offer at a price of $.365 per Class A COLA. In conjunction with the Company's Redemption Offer, the Company made a tender offer (the "Tender Offer") to purchase up to approximately $68,000 principal value of the Class B COLAS at a price of $.220 per Class B COLA from COLA holders electing to have their Class A COLAS repurchased. Approximately 229,000 Class A COLAS were submitted for repurchase pursuant to the Redemption Offer and approximately 99,000 Class B COLAS were submitted for repurchase pursuant to the Tender Offer, requiring an aggregate payment by the Company of approximately $105,450 on June 1, 1995. The Company used its available cash to purchase Class B COLAS pursuant to the Tender Offer and borrowed $52,000 from Northbrook to purchase Class A COLAS pursuant to the Redemption Offer. As of December 31, 1996, the Company had approximately 156,000 Class A COLAS and approximately 286,000 Class B COLAS outstanding, with a principal balance of approximately $78,000 and $143,000, respectively.

       As a result of the repurchases, the Company retired approximately $164,045 in face value of COLA debt and recognized a financial statement extraordinary gain of approximately $32,544 (net of income taxes of $20,807, the write-off of deferred financing costs of $10,015, the write-off of accrued Contingent Base Interest of $5,667 and expenses of $894). Such gain was treated as cancellation

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

of indebtedness income for tax purposes and, accordingly, the income taxes related to the Class A Redemption Offer (approximately $9,106) were not indemnified by the tax agreement with Northbrook (see note
1).

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

      Net  periodic postretirement benefit cost (credit)  for  1996,
1995 and 1994 includes
the following components:
                 December 31,       December 31,          December  31,
                    1996                1995                   1994
            ------------------    -----------------      ----------------
                    Life                  Life                   Life
           Medical Insurance    Medical Insurance      Medical Insurance
            Plans   Plans  Total  Plans   Plans  Total  Plans    Plan   Total
           ------ ------- ------ -----   -----  ------  ------  ----   ------
Svc cost   $  394    23    417     378     15    393      483     17     500
Int. cost   1,681   289  1,970   1,991    296  2,287    3,428    292   3,720
Amortization of
 net(gain)
 loss      (3,396)   30 (3,366) (3,310)    24 (3,286)  (1,290)    35  (1,255)
           ------- ------ ------ ------ -----  -------   ----  -----  -----
Net periodic
 postretirement
 benefit cost
   (credit)$(1,321) 342   (979)   (941)    335  (606)   2,621    344   2,965
           ====== ====== ====== ======  ======  =====  ======  =====   =====

The following table sets forth the plans' combined funded status reconciled with the amounts included in the Company's consolidated financial statements at December 31, 1996 and 1995:

                                 December  31,          December 31,
                                  1996                      1995
                             -------------------     ------------------
                                    Life                    Life
                         Medical Insurance        Medical Insurance
                           Plans   Plan    Total   Plans   Plan     Total
                          ------  ------  ------    ----   -----   ------
Accumulated postretirement
 benefit obligation:
   Retirees              $17,385   3,827  21,212   16,048  3,915   9,963
Fully eligible active
 plan   members              195      16     211      310     29     339
Other active plan members  4,514     164   4,678    6,928    153   7,081
                           ------  ------ ------   ------  ------  -----
                           22,094   4,007 26,101   23,286   4,097 21,383
Unrecognized net gain
(loss)                     31,912    (351)31,561   33,958    (304)33,654
                           ------  ------ ------   -----    ----- ------
Acc. postretirement benefit
 cost                      54,006   3,656 57,662   57,244   3,793 61,037
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

      With respect to any calendar year, JMB or its affiliates may receive a Qualified Allowance in an amount equal to: (i) approximately $6,200during each of the calendar years 1989 through 1993; and (ii) thereafter, 1-1/2% per annum of the Fair Market Value (as defined) of the gross assets of the Company and its subsidiaries (other than cash and cash equivalents and Excluded Assets (as defined)) for providing certain advisory services for the Company. The aforementioned advisory services, which are provided pursuant to a 30-year Services Agreement entered into between the Company, certain of its subsidiaries and JMB in November 1988, include making recommendations in the following areas: (i) the construction and development of real property; (ii) land use and zoning changes;
(iii) the timing and pricing of properties to be sold; (iv) the timing, type and amount of financing to be incurred; (v) the agricultural business; and, (vi) the uses (agricultural, residential, recreational or commercial) for the land. However, the Qualified Allowance shall be earned and paid for each year prior to maturity of the COLAS only if the Company generates sufficient Net Cash Flow to pay Base Interest to the holders of the COLAS for such year of an amount equal to 8% of the


                         AMFAC/JMB HAWAII, INC.

             Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

balance of the COLAS for such year; any portion of the Qualified Allowance not paid for any year shall cumulate without interest and JMB or its affiliates shall be paid such amount with respect to any succeeding year, after the payment of all Contingent Base Interest for such year, to the extent of 100% of remaining Net Cash Flow until an amount equal to 20% of the Base Interest with respect to such year has been paid, and thereafter, to the extent of the product of (a) remaining Net Cash Flow, multiplied by (b) a fraction, the numerator of which is the cumulative deficiency as of the end of such year in the Qualified Allowance and the denominator of which is the sum of the cumulative deficiencies as of the end of such year in the Qualified Allowance and Base Interest. A Qualified Allowance for 1989 of approximately $6,200 was paid on February 28, 1990. Approximately $54,400 of Qualified Allowance related to the period from January 1, 1991 through December 31, 1996 has not been earned and paid and is payable only from future Net Cash Flow. Accordingly, because the Company does not believe it is probable at this time that a sufficient level of Net Cash Flow will be generated in the future to pay Qualified Allowance, the Company has not accrued for any Qualified Allowance in the accompanying consolidated financial statements. JMB has informed the Company that no incremental costs or expenses have been incurred relating to the provision of these advisory services. The Company believes that using an incremental cost methodology is reasonable. The following table is a summary of the Qualified Allowance for the years ended December 31, 1996, 1995 and 1994:

                                   1996      1995      1994
Qualified Allowance calculated  $9,240     9,901     10,366
Qualified Allowance paid            --        --        --
Cumulative deficiency of Qualified
 Allowance at end of year       $60,632    51,392     41,491

Net Cash Flow was $0 for 1996, 1995 and 1994.

      After the maturity date of the COLAS, JMB will continue to provide advisory services pursuant to the Services Agreement, the Qualified Allowance for such years will continue to be 1-1/2% per annum of the Fair Market Value of the gross assets of the Company and its subsidiaries and the Qualified Allowance will continue to be payable from the Company's Net Cash Flow. Upon the termination of the Services Agreement, if there has not been sufficient Net Cash Flow to pay the cumulative deficiency in the Qualified Allowance, if any, such amount would not be due or payable to JMB.

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

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)


(12)  INCOME TAXES

     Total income tax expense (benefit) for the years ended December 31, 1996, 1995 and 1994 was allocated as follows:
                                           1996     1995    1994
                                           ------ --------  -------
Loss before extraordinary gain          $(21,043) (8,019)   (7,764)
Extraordinary gain                            --   20,807      --
                                         -------  -------    ------
                                        $(21,043)  12,788   (7,764)
                                         =======  =======   ======

     Income tax expense (benefit) attributable to loss before extraordinary gain for the years ended December 31, 1996, 1995 and 1994 consists of:
                                      Current  Deferred  Total
                                      -------  --------  -------
Year ended December 31, 1996:
  U.S. federal                        $(4,414)  (13,391) (17,805)
  State                                  (803)   (2,435)  (3,238)
                                      --------  --------  --------
                                      $(5,217)  (15,826) (21,043)
                                       =======  =======  ========
Year ended December 31, 1995:
  U.S. federal                        $(10,475)   3,689   (6,786)
  State                                 (1,904)     671   (1,233)
                                        -------   ------  ------

                                      $(12,379)   4,360   (8,019)
                                       =======  ======   ========
Year ended December 31, 1994:
  U.S. federal                        $  20,946 (21,515)  (6,569)
  State                                   3,808  (5,003)  (1,195)
                                       -------  -------  ---------
                                      $  24,754 (32,518)  (7,764)
                                       ========  =======  =======

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                     (Dollars in Thousands)

      In 1995, income tax expense related to the COLA redemption approximated $20,807. Of this amount, approximately $9,106 was attributable to current taxes related to the redeemed Class A COLA's and, accordingly, was not indemnified by Northbrook (see note 9). schoolCurrent income tax expense attributable to the Class B COLA's of approximately $9,490 was indemnified by Northbrook and, accordingly, was deducted from the 1995 current tax benefit of $12,379 attributable to loss before extraordinary gain to derive the 1995 capital contribution related to current income taxes.

     Income tax benefit attributable to loss before extraordinary gain differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax loss before extraordinary gain as a result of the following:

                                                1996      1995    1994
                                               ------    ------  ------

Computed   "expected"  tax  benefit         $(19,323)   (9,749)  (7,279)
Increase (reduction) in income taxes
 resulting from:
  Pension and Core Retirement Award expense       321    2,478      365
  State income taxes, net of federal income
  tax benefit                                  (2,158)    (823)    (796)
Other, net                                        117       75      (54)
                                              -------   -------  -------
       Total                               $  (21,043)  (8,019)  (7,764)
                                             ========  =======  =======



                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                     (Dollars in Thousands)

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996 and 1995 are as follows:

                                                    1996     1995
                                                 --------- --------
Deferred tax (assets):
  Postretirement benefits                        $(22,488)  (23,804)
  Interest accruals                                (2,975)   (3,149)
  Other accruals                                   (3,549)   (3,074)
                                                 --------   --------
     Total deferred tax assets                    (29,012)  (30,027)
                                                 --------    -------

 Deferred tax liabilities:
  Accounts receivable related to profit on sales
  of sugar                                          3,065     3,332
 Inventories, principally due to sugar production
 costs,capitalized costs, capitalized interest
 and purchase accounting adjustments                  258     4,716
 Plant and equipment, principally due to
 depreciation and purchase accounting adjustments 8,129 7,696 Land and land improvements, principally due to
 purchase accounting adjustments                   89,537   101,204
 Deferred gains due to installment sales for
 income tax purposes                                7,429     8,492
Investments in unconsolidated entities,
 principally due to purchase
 accounting adjustments.                           14,361    14,180
                                                  -------   -------
 Total deferred tax liabilities                   122,779   139,620
                                                  -------   -------
     Net deferred tax liability                  $ 93,767   109,593
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

      Total revenues, operating income (loss), assets, capital expenditures, and depreciation and amortization by industry segment for 1996, 1995 and 1994 are set forth below:
                                    1996        1995         1994
                                  -------     -------      -------
     Revenues:
       Agriculture                $51,805      47,656      89,237
       Property                    45,138      52,663      66,749
                                  --------   --------     --------
                                  $96,943     100,319     155,986
                                 ========    ========     ========
     Operating income (loss):
       Property:
         Reduction to carrying value
         of investments in real
         estate                  $(18,315)        --       (5,000)
         Other                        732     11,122       17,934
       Agriculture                 (7,525)   (10,882)      (3,893)
       Other                       (3,045)    (2,593)      (3,800)
                                 --------    --------      --------
                                 $(28,153)    (2,353)       5,241
                                 ========    ========     ========
     Total assets:
       Property                  $225,372    199,999      207,980
       Agriculture                239,222    304,170      321,906
       Other                       19,011     23,429       84,661
                                 --------   --------     --------
                                 $483,605    521,598      614,547
                                 ========    ========    ========
     Capital expenditures:
       Property                  $    845      1,529        2,872
       Agriculture                  3,160      3,616        3,891
       Other                          252         --           --
                                  -------    --------    --------
                                 $  4,257      5,145        6,763
                                 =======     ========    ========
     Depreciation and amortization:
       Property                  $  2,179      1,991        2,128
       Agriculture                  4,120      4,538        4,889
       Other                           55        194          199
                                  -------    -------      --------
                                  $ 6,354      6,723        7,216
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

     Schedule II
                     AMFAC/JMB HAWAII, INC.

               Valuation and Qualifying Accounts

          Years ended December 31, 1996, 1995 and 1994

                     (Dollars in Thousands)
                               Additions   Additions
                    Balance at Charges to  Charges to           Balance at
                    Beginning  Cost and      Other                  End
Description         of Period  Expenses    Accounts  Deductions  of Period
                    --------   --------     --------   --------    -------
Year ended December 31,
 1996:
Allowance for doubtful
  accounts:
  Trade accounts     $   361        11          --         54          318
  Claims and other        --        --          --         --          --
                      -------    ------      ------     ------      ------
                     $   361        11          --         54          318
                      =======    ======      ======     ======      ======
Year ended December 31,
 1995:
Allowance for doubtful
 accounts:
  Trade  accounts    $   285      102          --         26           361
  Claims and other     1,144       --          --      1,144            --
                      ------    ------     ------     ------        ------
                     $ 1,429      102          --      1,170           361
                      ======    ======     ======     ======        ======
Year ended December 31,
 1994:
Allowance for doubtful
  accounts:
   Trade accounts     $  235       89         --         39            285
    Claims and other   1,144       --         --         --          1,144
                      ------     ------     ------    -------       -------
                      $1,379       89         --         39          1,429
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



                            PART III

Item 10.  Directors and Executive Officers of the Registrant

         As     of    December    31,    1996,    the    directors,    executive
officers    and    certain   other   officers   of   the   Company    were    as
follows:

                                           Position
                                           Held with
      Name                                the Company
  -------------                         ---------------

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

       The   business   experience  during  the   past   five   years   of   the
directors    and    such    officers    of    the    Company    includes     the
following:

       Judd   D.   Malkin   (age   59)  is  Chairman  of   the   Company   since
1988,   Mr.   Malkin   is   also   Chairman   of   the   Board   of   JMB,    an
officer and/or director of various JMB affiliates and an individual general partner of several publicly offered real estate limited partnerships affiliated with JMB. Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of
JMB   that   is   a   real   estate  investment  trust  in   the   business   of
owning,    managing   and   developing   shopping   centers.       He    is    a
Certified Public Accountant.

       Neil   G.   Bluhm   (age   59)   is  Vice   Chairman   of   the   Company
since 1994. Mr. Bluhm held various other officer positions with the Company from 1988 through 1993 and served as a Director from November 1989 to January 1994. Mr. Bluhm is also President and director of JMB, an officer and/or director of various JMB affiliates and an individual general partner of several publicly offered real estate limited partnerships affiliated with JMB. Mr. Bluhm has been associated with JMB since August 1970. Mr. Bluhm is a director of Urban Shopping
Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

        Edward G. Karl (age 41) is President, Chief Executive Officer and Director since January 1994. He was previously an
officer   of   JMB   and   various   partnerships   related   to   JMB.    Prior
to joining JMB in 1984, Mr. Karl was a Manager at Peat, Marwick, Mitchell & Co. He is a Certified Public Accountant.

       Gary   R.   Grottke   (age   41)   is  Executive   Vice   President   and
Chief Operating Officer since January 1994 and has served as a Director since August 1996. He was an officer of JMB from May 1989 to December 1993. Prior to joining JMB in 1989, Mr. Grottke was a Senior Manager at Peat, Marwick, Mitchell & Co. He holds a Masters degree in Business Administration from the Krannert School of Management at Purdue University and is a Certified Public Accountant.

       Peggy H. Sugimoto (age 46) is Senior Vice President and Chief Financial Officer since 1994. Ms. Sugimoto has been associated with the Company since 1976. She is a Certified Public Accountant.

       Chris   Kanazawa   (age   44)   is  Senior   Vice   President    of   the
Company    since    April   1993   and   has   served    as    Director    since
January     1994     Prior   to    April   1993,   Mr.   Kanazawa    was    Vice
President    of    Amfac   Property   Development   Corporation    since    1989
 .     He   has   been   associated   with   the   Registrant   since   September
1981.    Mr.   Kanazawa   holds   a   Bachelors   degree   in   Economics   from
the    University    of    Hawaii   and   a   Masters   degree    in    Business
Administration from the University of Southern California.

        Teney K. Takahashi (age 58) is Vice President of Amfac/JMB Hawaii - Properties since rejoining the Company in April 1995. Prior to rejoining Amfac, Mr. Takahashi served as President and Director of Princeville Corporation from September 1991 to March 1995, and President and Director of Malama Pacific, Inc. from July 1988 to August 1991. Mr. Takahashi previously worked for Amfac from 1973 - 1988.

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

       Timothy E. Johns (age 40) is Vice President of Amfac/JMB Hawaii - Properties Division since January 1994. Mr. Johns served as Counsel and Senior Counsel for the Company from 1990 through 1993. He holds a J.D. degree from the University of Southern California Law Center and is a member of the Hawaii State Bar Association.



Item 11.  Executive Compensation

        Certain of the officers and directors of the Company listed in item 10 above are officers and/or directors of JMB or Northbrook and are compensated by JMB, Northbrook, or an affiliate thereof (other than the Company and its subsidiaries). The Company will reimburse Northbrook, JMB and their affiliates for any expenses incurred while providing services to the Company as described under the caption
"Description   of   the   COLAS   -   Limitations   on   Mergers   and   Certain
Other Transactions" at pages 42-43 of the Prospectus, a copy of which description was filed herewith and incorporated herein by reference. In addition, JMB and its affiliates may earn an amount, the Qualified Allowance (as defined), as described under the caption "Description of the COLAS - Certain Definitions" at page 51 of the Prospectus, a copy of which description was filed herewith and is incorporated herein by reference. See Item 13 below.

                   SUMMARY COMPENSATION TABLE

                   Annual   Compensation      (1)
                -------------------------------------
                                                                   Other
                                                                   Annual
                                                                  Compensa-
    Name          Principal                Salary      Bonus        tion
    (2)           Position        Year     ($) (3)       ($)        ($)
 ---------       ----------      -------   --------   -------    --------
Edward G.  President, Chief Exec.  1996     80,000      N/A         N/A
   Karl    Officer and Director    1995     75,000      N/A         N/A
                                   1994     72,000      N/A         N/A

 Gary     Executive Vice Pres.     1996     199,500     N/A         N/A
Grottke   and Chief Operating      1995     190,000     N/A         N/A
               Officer             1994     187,500     N/A         N/A

Chris J.  Senior Vice President    1996     275,000    200,000      N/A
 Kanazawa                          1995     250,000    175,000      N/A
                                   1994     250,000     75,000      N/A

 Teney K.    Vice President        1996     191,000    100,000      N/A
 Takahashi                         1995     128,076      N/A        N/A
                                   1994       N/A         N/A       N/A

  P. Eric    Vice President        1996     150,000     90,000      N/A
  Hohmann                          1995     142,000     85,000      N/A
                                   1994     135,000     30,000      N/A



 ------------
(1)       The    Company    does    not   have   a    compensation    committee.
During     1996,     Mr.       Malkin,    Mr.    Karl    and     Mr.     Grottke
participated        in        the       deliberations                 concerning
executive officer compensation.

(2)       Includes    CEO    and   4   most   highly   compensated    executives
  whose salary and bonus exceed $100,000.

(3)       Salaries    for   Mr.   Karl   and   Mr.   Grottke    represent    the
  portions    of    their    total   compensation    allocated    and    charged
  to the Company by Northbrook.

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


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       Other than as contained under Items 10 and 11 above, and this Item 13, there were no other significant transactions or business relationships with Northbrook, JMB, affiliates or their management.

        The Company, its subsidiaries and the joint ventures in which the Company or its subsidiaries are partners are permitted to engage in various transactions involving Northbrook, JMB and their affiliates, as described under the captions "Description of the COLAS - Limitation on Dividends, Purchases of Capital Stock and Indebtedness" and "Limitations on Mergers and Certain Other Transactions" and "Purchase or Joint Venture of Properties by Affiliates; Development of
Properties    as    Excluded   Assets;   Residual   Value    of    Company    in
Certain     Projects"    at    pages    41-45,    and    "Risk     Factors     -
Conflicts of Interest" at page 19 of the Prospectus, a copy of which descriptions are hereby incorporated herein by reference to Exhibit 28.1 to the Company's Report on Form 10-K for December 31, 1988 (File No. 33-24180) dated March 21, 1989.
The     relationship    of    the    Company    (and    its    directors     and
executive officers and certain other officers) to its affiliates is set forth above in Item 10.

        The    Company    incurred    interest    expense    of    approximately
$8.9 million, $5.4 million and $1.3 million for the years ended 1996, 1995 and 1994, respectively, in connection with the acquisition and additional financing obtained from an affiliate, all of which was paid as of December 31, 1996.

       With   respect   to   any   calendar  year,   JMB   or   its   affiliates
may receive a Qualified Allowance in an amount equal to: (i) approximately $6.2 million during each of the calendar years 1989 through 1993; and (ii) thereafter, 1-1/2% per annum of the Fair Market Value (as defined) of the gross assets of the Company and its subsidiaries (other than cash and cash equivalents and Excluded Assets (as defined)) for providing certain advisory services for the Company. The aforementioned advisory services, which are provided pursuant to a 30-year
Services Agreement entered into between the Company, certain of its subsidiaries and JMB in November 1988, include making recommendations in the following areas: (i) the construction and development of real property; (ii) land use and zoning
changes;    (iii)    the   timing   and   pricing   of    properties    to    be
sold; (iv) the timing, type and amount of financing to be incurred; (v) the agricultural business; and, (vi) the uses (agricultural, residential, recreational or commercial) for the land. However, the Qualified Allowance shall be earned and paid for each year prior to maturity of the COLAS only if the Company generates sufficient Net Cash Flow to pay Base Interest to the holders of the COLAS for such year of an
amount     equal    to    8%    of    the    average    outstanding    principal
balance of the COLAS for such year; any portion of the Qualified Allowance not paid for any year shall cumulate without interest and JMB or its affiliates shall be paid such amount with respect to any succeeding year, after the payment of all Contingent Base Interest for such year, to the extent
of   100%   of   remaining   Net   Cash  Flow   until   an   amount   equal   to
20% of the Base Interest with respect to such year has been paid, and thereafter, to the extent of the product of (a) remaining Net Cash Flow, multiplied by (b) a fraction, the
numerator   of   which   is   the  cumulative   deficiency   as   of   the   end
of such year in the Qualified Allowance and the denominator of which is the sum of the cumulative deficiencies as of the end of such year in the Qualified Allowance and Base Interest. A Qualified Allowance for 1989 of approximately $6.2 million was paid on February 28, 1990. Approximately $54.4 million of Qualified Allowance related to the period from January 1, 1991 through December 31, 1996 has not been earned and paid and is payable only from future Net Cash Flow. Accordingly, because the Company does not believe it is probable at this time that a sufficient level of Net Cash Flow will be generated in the future to pay Qualified Allowance, the Company has not accrued
for    any    Qualified    Allowance    in   the    accompanying    consolidated
financial    statements.    JMB   has   informed    the    Company    that    no
incremental costs or expenses have been incurred relating to the provision of these advisory services. The Company believes that using an incremental cost methodology is reasonable. The following table is a summary of the Qualified
Allowance for the years ended December 31, 1996, 1995 and 1994 (dollars are in millions):

                                      1996      1995      1994
                                     ------   -------   -------

Qualified Allowance calculated      $  9.2       9.9      10.4
Qualified Allowance paid                --        --        --
Cumulative deficiency of Qualified
 Allowance at end of year           $ 60.6      51.4      41.5

Net Cash Flow was $0 for 1996, 1995 and 1994.

       After   the   maturity   date   of   the   COLAS,   JMB   will   continue
to provide advisory services pursuant to the Services Agreement, the Qualified Allowance for such years will continue to be 1-1/2% per annum of the Fair Market Value of the gross assets of the Company and its subsidiaries and the
Qualified Allowance will continue to be payable from the Company's Net Cash Flow. Upon the termination of the Services Agreement, if there has not been sufficient Net Cash Flow to pay the cumulative deficiency in the Qualified Allowance, if any, such amount would not be due or payable to JMB.

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
                               10.6*     General Lease S-3821,
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


                                        10.22**    Amfac-Amfac
                            Hawaii   Tax   Agreement,    dated
                            February  21, 1989 between  Amfac,
                            Inc. and Amfac/JMB Hawaii, Inc.
                                         10.23**      Services
                            Agreement,   dated  November   18,
                            1988,  between  Amfac/JMB  Hawaii,
                            Inc.,     and    Amfac    Property
                            Development Corp.; Amfac  Property
                            Investment Corp.; Amfac Sugar  and
                            Agribusiness,   Inc.;    Kaanapali
                            Water      Corporation;      Amfac
                            Agribusiness, Inc.;  Kekaha  Sugar
                            Company,   Limited;   The    Lihue
                            Plantation Company, Limited;  Oahu
                            Sugar  Company,  Limited;  Pioneer
                            Mill  Company, Limited; Puna Sugar
                            Company,  Limited; H.  Hackfeld  &
                            Co.,     Ltd.;    and     Waiahole
                            Irrigation  Company,  Limited  and
                            JMB Realty Corporation.
                                                   19.0*******
                            $35,700,000 agreement for sale  of
                            C&H  and certain other C&H assets,
                            to  A&B  Hawaii, Inc. in  June  of
                            1993.
                                       22.1*      Subsidiaries
                            of Amfac/JMB Hawaii, Inc.
                                        28.1**     A  copy  of
                            pages  19,  41-45 and  51  of  the
                            Prospectus  of  the Company  dated
                            December 5, 1988 (relating to  SEC
                            Registration Statement on Form  S-
                            1  (as amended) File No. 33-24180)
                            and    hereby   incorporated    by
                            reference.

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

**       Previously filed as exhibits to the Company's Form 10-
K report under the Securities Act of 1934 (File No. 33-24180) filed on March 21, 1989 and hereby incorporated by reference.

***      Previously filed as exhibits to the Company's Form 10-
K report under the Securities Act of 1934 (File No. 33-24180) filed on March 21, 1991 and hereby incorporated by reference.

****     Previously filed as exhibits to the Company's Form 10-
Q report under the Securities Act of 1934 (File No. 33-24180) filed on August 13, 1991 and hereby incorporated by reference.

*****    Previously filed as exhibit to the Company's Form 10-
Q report under the Securities Act of 1934 (File No. 33-24180) filed on May 14, 1993 and hereby incorporated by reference.

******   Previously filed as exhibit to the Company's Form 10-
Q  report under the Securities Act of 1934 (File No. 33-24180)
filed  on  November  11,  1993  and  hereby  incorporated   by
reference.

*******  Previously filed as exhibits to the Company's Form 10-
K report under the Securities Act of 1934 (File No. 33-24180) filed on March 21, 1994 and hereby incorporated by reference.

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

**********     Previously filed as exhibit  to  the  Company's
Form 10-K report under the Securities Act of 1934 (File No. 33-
24180) filed on August 13, 1996 and hereby incorporated by reference.

***********    Previously filed as exhibit  to  the  Company's
Form 10-Q report under the Securities Act of 1934 (File No. 33-
24180) filed August 13, 1996 and hereby incorporated by reference.

************   Previously filed as exhibit  to  the  Company's
Form 10-Q report under the Securities Act of 1934 (File No. 33-
24180) filed August 13, 1996 and hereby incorporated by reference.




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



                             By:  Edward G. Karl
                                 President,  Chief  Executive  Officer
                                 and  Director
                             Date: March 21, 1997



                             By:  Peggy Sugimoto
                                  Senior Vice President and
                                  Chief Financial Officer
                             Date: March 21, 1997



                             By:  Gary Grottke
                                  Executive Vice President,
                                  Chief  Operating Officer  and
                                  Director
                             Date: March 21, 1997



                             By:  Gary Smith
                                  Vice President and
                                  Principal Accounting Officer
                             Date: March 21, 1997



                             By:  Chris Kanazawa
                                  Senior Vice President and
                                  Director
                             Date: March 21, 1997


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



                             By:  Edward G. Karl
                                  President and
                                  Chief Executive Officer
                             Date: March 21, 1997



                             By:  Steven E. Plonsker
                                  Senior Vice President
                             Date: March 21, 1997



                             By:  Gary Nickele
                                  Director
                             Date: March 21, 1997



                             By:  Gary Smith
                                  Vice President Finance,
                                  Principal Accounting  Officer and
                                  Principal Financial Officer
                             Date: March 21, 1997







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

10.6*         General Lease S-3821, dated
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

10.22**       Amfac-Amfac Hawaii Tax Agreement,
              dated February 21, 1989 between
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

          **     Previously filed as exhibits to the Company's
Form 10-K report under the Securities Act of 1934 (File No. 33-
24180) filed on March 21, 1989 and hereby incorporated by reference.

         ***     Previously filed as exhibits to the Company's
Form 10-K report under the Securities act of 1934 (File No. 33-
24180) filed on March 21, 1991 and hereby incorporated by reference.

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

  *******       Previously filed as exhibit to  the  Company's
Form 10-K report under the Securities Act of 1934 (File No. 33-
24180) filed on March 21, 1994 and hereby incorporated by reference.

  *******      Previously filed as an exhibit to the Company's
Form 10-Q report under the Securities Act of 1934 (File No. 33-
24180)   filed  May  12,  1995  and  hereby  incorporated   by
reference.

 **********  Previously filed as exhibit to the Company's Form
10-K  report  under the Securities Act of 1934 (File  No.  33-
24180) filed on August 17, 1996 and hereby incorporated by reference.

***********  Previously filed as exhibit to the Company's Form
10-Q  report  under the Securities Act of 1934 (File  No.  33-
24180) filed August 13, 1996 and hereby incorporated by reference.

************ Previously filed as exhibit to the Company's Form
10-K  report  under the Securities Act of 1934 (File  No.  33-
24180) filed August 13, 1996 and hereby incorporated by reference.