Form 10-Q
period 1997-06-30
AMFAC JMB HAWAII INC
filed 1997-08-15
CIK 839437

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q


        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934


For  the quarter ended June 30, 1997   Commission File Number 33-24180



                     AMFAC/JMB HAWAII, INC.
     (Exact name of registrant as specified in its charter)


                Hawaii                   99-0217738
  (State of organization)    (I.R.S. Employer Identification No.)


For the  quarter  ended June 30,  1997   Commission File Number 33-24180-01

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

As  of  August  15, 1997, each of Amfac/JMB Hawaii,  Inc.  and
Amfac/JMB Finance, Inc. had 1,000 shares of Common Stock outstanding. All such Common Stock is owned by its respective parent and not traded on a public market.






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

Kaanapali Coffee      Hawaii         99-0176334      900 North Michigan Avenue
  Estates,  Inc.                                     Chicago, Illinois 60611
                                                     312/440-4800

Amfac  Property       Hawaii         99-0150751      900 North Michigan Avenue
  Development  Corp.                                 Chicago, Illinois 60611
                                                     312/440-4800

Amfac  Property       Hawaii         99-0202331      900 North Michigan Avenue
 Investment                                          Chicago, Illinois 60611
 Corp.                                               312/440-4800

Amfac Land            Hawaii         99-0185633      900 North Michigan Avenue
  Company,  Ltd.                                     Chicago, Illinois 60611
                                                     312/440-4800

Amfac  Vacations      Hawaii         94-3261831      900 North Michigan Avenue
Managers,  Inc.                                      Chicago, Illinois 60611
                                                     (312) 440-4800

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
                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements                                     4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     23




PART II  OTHER INFORMATION


Item 1.  Legal Proceedings                                       35

Item 6.  Exhibits and Reports on Form 8-K                        35


PART I.  FINANCIAL INFORMATION
     ITEM 1.  Financial Statements
                         AMFAC/JMB HAWAII, INC.

                       Consolidated Balance Sheets

                 June 30, 1997 and December 31, 1996
                         (Dollars in Thousands)
                              (Unaudited)

                              A S S E T S
                                          June 30,         December 31,
                                           1997                1996
                                       --------------     -------------
A S S E T S
Current assets:
 Cash and cash equivalents                  $9,093             8,736
 Receivables-net                            12,491             4,741
 Inventories                                51,059            56,808
 Prepaid expenses                            2,561             3,439
                                          --------           --------
     Total current assets                   75,204            73,724
                                          --------           --------
Investments                                 46,436            46,187
                                          --------           --------
Property, plant and equipment:
 Land and land improvements                285,636           289,294
 Machinery and equipment                    61,874            60,981
 Construction in progress                    2,834             1,365
                                          --------          --------
                                           350,344           351,640
 Less accumulated depreciation
 and amortization                           36,905            33,856
                                          --------           --------
                                           313,439           317,784

Deferred expenses, net                      12,498            12,975
Other assets                                36,555            32,935
                                          --------           --------
                                        $  484,132           483,605
                                         ==========        ==========
L I A B I L I T I E S
Current liabilities:
 Accounts payable                       $    7,131             5,719
 Accrued expenses                            7,680             9,274
 Current portion of
 long-term debt                              1,228             1,471



                            AMFAC/JMB HAWAII, INC.

                    Consolidated Balance Sheets - Continued

                      June 30, 1997 and December 31, 1996
                             (Dollars in Thousands)
                                  (Unaudited)
                                          June 30,       December 31,
                                             1997            1996
                                       -------------    -------------
 Current portion of
 deferred income taxes                       3,790             5,422
 Amounts due to affiliates                  10,067             8,905
                                          --------           --------
 Total current liabilities                  29,896            30,791
                                          --------           --------
Amounts due to affiliates                  121,236           103,579
Accumulated postretirement
benefit obligation                          55,696            57,662
Long-term debt                             105,529           100,606
Other long-term liabilities                 34,735            35,501
Deferred income taxes                       84,995            88,345
Certificate of Land
Appreciation Notes                         220,692           220,692
                                          --------          --------
 Total liabilities                         652,779           637,176
                                          --------          --------
Commitments and contingencies
(notes 2, 3, 4, 6, 7 and 8)


S T O C K H O L D E R `S  E Q U I T Y  (D E F I C I T )

Common stock, no par value;
 authorized, issued and
 outstanding 1,000 shares                        1                 1
Additional paid-in capital                   3,569             6,278
Retained earnings (deficit)               (172,217)         (159,850)
                                         ---------          ---------

 Total stockholder's equity
 (deficit)                                (168,647)         (153,571)
                                         ---------          ---------
                                        $  484,132           483,605
                                        ============      ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                     AMFAC/JMB HAWAII, INC.
             Consolidated Statements of Operations
       Three and Six Months Ended June 30, 1997 and 1996
                     (Dollars in Thousands)
                          (Unaudited)
                               Three  Months  Ended       Six  Months Ended
                                    June 30                   June 30
                               --------------------     ---------------------
                                 1997     1996              1997    1996
                                -------   -------         ------    ------
Revenue:
    Agriculture               $   7,591    16,744          8,266     22,432
    Property                     10,774    12,215         19,582     21,583
                                -------   -------        -------     -------
                                 18,365    28,959         27,848     44,015
                                -------   -------        -------     -------
Cost of sales:
    Agriculture                   6,649    17,532          7,418     21,645
    Property                     10,475     8,385         16,213     13,724
                                -------   -------       --------    -------
                                 17,124    25,917         23,631     35,369
Selling, general
and administrative                3,512     2,793          6,578      5,942
Depreciation and
amortization                      1,534     1,554          3,049      3,150
                                 -------   -------        -------   -------
Total  costs  and  expenses      22,170    30,264         33,258     44,461

Operating  loss                  (3,805)   (1,305)        (5,410)     (446)
                                  -------  -------         -------  -------
Non-operating income
(expenses):
 Amortization of
   financing costs                 (302)     (451)          (721)     (767)
  Interest  expense              (7,331)   (6,490)       (14,007)  (13,398)
 Interest income                     39        70             80       162
                                 -------   -------        -------   -------
                                 (7,594)   (6,871)       (14,648)  (14,003)
                               -------  -------               --------------
 Loss before taxes              (11,399)   (8,176)       (20,058)  (14,449)

   Income  tax  benefit           4,377     3,060          7,691     5,393
                                 -------   -------        -------  -------

Net loss                       $ (7,022)   (5,116)       (12,367)   (9,056)
                                ========   =======       =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                     AMFAC/JMB HAWAII, INC.

             Consolidated Statements of Cash Flows

            Six Months Ended June 30, 1997 and 1996

                     (Dollars in Thousands)
                          (Unaudited)
                                                   1997            1996
                                                 --------        --------
Cash flows from operating activities:
  Net  loss                                     $(12,367)         (9,056)
 Items not requiring (providing) cash:
   Depreciation and amortization                   3,049           3,150
   Amortization of deferred costs                    721             767
   Equity in earnings of investments                  10              23
   Income tax benefit                             (7,691)         (5,393)
   Deferred interest                                 545           2,621

Changes in:
   Receivables - net                              (7,750)         (5,402)
   Inventories                                     9,450           4,437
   Prepaid expenses                                  878             531
   Accounts payable                                1,412          (1,592)
   Accrued expenses                               (1,594)         (3,630)
   Amounts due to affiliates                       1,162           4,733
   Other long-term liabilities                    (3,359)         (2,134)
                                                  --------       --------
   Net cash used in
    operating activities                         (15,534)         (10,945)
                                                  --------       --------
Cash flows from investing activities:
 Property additions                               (2,405)          (1,175)
 Investments in joint ventures
 and partnerships                                   (259)            (111)
 Other assets                                     (3,620)          (1,496)
 Other long-term liabilities                          82             (598)
                                                  --------        --------
Net cash used in
 investing activities                             (6,202)          (3,380)
                                                  --------       --------
                    AMFAC/JMB HAWAII, INC.

          Consolidated Statements of Cash Flows - Continued

            Six Months Ended June 30, 1997 and 1996
                    (Dollars in Thousands)
                         (Unaudited)

                                                      1997         1996
                                                   -------        --------
Cash flows from financing activities:
 Deferred expenses                                  (244)             15
 Net repayments of long-term debt                   4,680           (993)
 Amounts due to affiliates                         17,657          13,199
                                                ---------         --------
 Net cash provided by financing
 activities                                        22,093          12,221
                                                ---------        --------
 Net increase (decrease) in cash and cash
 equivalents                                         357           (2,104)
 Cash and cash equivalents,
 beginning of year                                 8,736           11,745
                                                ---------         --------
 Cash and cash equivalents,
 end of period                                   $ 9,093            9,641
                                                =========        ========
Supplemental disclosure of cash flow
information:
 Cash paid for interest
 (net of amount capitalized)                     $ 8,134           10,275

Schedule of non-cash investing and
 financing activities:
 Transfer of property actively held
 for sale to real estate inventories
 and accrued costs relating to real
 estate sales                                    $ 3,701            2,410
                                                 =========        ========




The accompanying notes are an integral part of the consolidated financial statements.

                      AMFAC/JMB HAWAII, INC.

           Notes to Consolidated Financial Statements

                     June 30, 1997 and 1996

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

      The Company's policy is to consider all amounts held with original maturities of three months or less in U.S. Government obligations, certificates of deposit and money market funds (approximately $4,429 and $4,900 at June 30, 1997 and December 31, 1996, respectively) as cash equivalents, which approximates market. These amounts include $2,005 and $1,552 at June 30, 1997 and December 31, 1996, respectively, which were restricted primarily to fund debt service on long-term debt related to the acquisition of power generation equipment (see note 4).

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

      Interest is capitalized to qualifying assets (principally real estate under development) during the period that such assets are undergoing activities necessary to prepare them for their intended use. Such capitalized interest is charged to cost of sales as revenue from the real estate development is recognized. Interest cots of $729 and $0 have been capitalized for the six months ended June 30, 1997 and 1996, respectively.

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

                         AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)


(2)  AMOUNTS DUE TO AFFILIATES - FINANCING

      The  approximately $15,097 of remaining acquisition-related financing owed to affiliates had a maturity date of June 1,  1998 and bore interest at a rate per annum based upon the prime interest rate (8.5% at June 30, 1997), plus 1%.

       On June 1, 1995, the Company borrowed $52,000 from Northbrook to redeem Class A COLAS pursuant to the Redemption Offer (see note 3). The Company has also borrowed approximately $18,746 and $9,814 during 1996 and 1995, respectively, to fund COLA Mandatory Base Interest payments and other operational needs. The loans from Northbrook were payable interest only, matured on June 1, 1998 and carried an interest rate per annum equal to the prime interest rate plus 2%.

     In February 1997 the above noted affiliate loans, along with certain other amounts due Northbrook, were converted into a new ten-year note payable. The new note is payable interest only and accrues interest at the prime rate plus 2%. The Company borrowed an additional $12,214 during the six months ended June 30, 1997 to fund COLA Mandatory Base Interest payments and other operational needs. The total amount due Northbrook as of June 30, 1997 was $121,236, which includes accrued interest of $5,443. Pursuant to the Indenture relating to the COLAS, the amounts borrowed from Northbrook are considered "Senior Indebtedness" to the COLAS.

(3)  CERTIFICATE OF LAND APPRECIATION NOTES

      The COLAS are unsecured debt obligations of the Company. Interest on the COLAS is payable semi-annually on February 28 and August 31 of each year. The COLAS mature on December 31, 2008, and bear interest after the Final Issuance Date (August 31, 1989) at a rate of 10% per annum ("Base Interest") of the outstanding principal balance of the COLAS on a cumulative, non-compounded basis, of which 6% per annum is contingent ("Contingent Base Interest") and payable only to the extent of Net Cash Flow (Net Cash Flow for any period is generally an amount equal to 90% of the Company's net cash revenues, proceeds and receipts after payment of cash expenditures, including the Qualified Allowance (as defined) other than federal and state income taxes and after the establishment by the Company of reserves) or Maturity Market Value (as defined below). The Company has not generated a sufficient level of Net Cash Flow to pay Contingent Base Interest on the COLAS from 1990 through the current date. Approximately $93,166 of the $100,790 cumulative deficiency of Contingent Base Interest related to the period from August 31, 1989 (Final Issuance Date) through June 30, 1997 has not been accrued in the accompanying consolidated financial statements as the Company believes that it is not probable at this time that a sufficient level of Net Cash Flow will be generated in the future or that there will be sufficient Maturity Market Value (as defined below) as of December 31, 2008 (the COLA maturity date) to pay such unaccrued Contingent Base Interest. The following table is a summary of Mandatory Base Interest and Contingent Base Interest for the six months ended June 30, 1997 and the year ended December 31, 1996:

                                            1997      1996
                                           ------    -------
Mandatory Base Interest paid               $4,414     8,828
Contingent Base Interest paid                  --        --
Cumulative deficiency of Contingent
  Base Interest at end of period     $    100,790    94,169

Net Cash Flow was $0 for 1996 and is expected to be $0 for 1997.

                         AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

     In each calendar year, principal reductions may be made from remaining Net Cash Flow, if any, in excess of all current and unpaid deferred Contingent Base Interest. The COLAS will bear additional contingent interest in any year, after any principal reduction, equal to 55% of remaining Net Cash Flow. Upon maturity, holders of COLAS will be entitled to receive the remaining outstanding principal balance of the COLAS plus unpaid Mandatory Base Interest (4%) plus additional interest equal to the unpaid Contingent Base Interest, to the extent of the Maturity Market Value (Maturity Market Value generally means 90% of the excess of the Fair Market Value (as defined) of the Company's assets at maturity over its liabilities (including Qualified Allowance, but only to the extent earned and payable from Net Cash Flow generated through maturity) at maturity, which liabilities have been incurred in connection with its operations), plus 55% of the remaining Maturity Market Value.

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

      On March 15, 1995, pursuant to the indenture that governs the terms of the COLAS (the "Indenture"), the Company elected to offer to redeem (the "Redemption Offer") all Class A COLAS from the registered holders at the same price as would be required of Finance under the Repurchase Agreement, thereby eliminating Finance's obligation to satisfy the Class A COLA repurchase options requested by such holders as of June 1, 1995. Pursuant to the Redemption Offer, and in accordance with the terms of the Indenture, the Company was therefore obligated to purchase any and all Class A COLAS submitted pursuant to the Redemption Offer at a price of $.365 per Class A COLA. In conjunction with the Company's Redemption Offer, the Company made a tender offer (the "Tender Offer") to purchase up to approximately $68,000 principal value of the Class B COLAS at a price of $.220 per Class B COLA from COLA holders electing to have their Class A COLAS repurchased. Approximately 229,000 Class A COLAS were submitted for repurchase pursuant to the Redemption Offer and approximately
99,000 Class B COLAS were submitted for repurchase pursuant to the Tender Offer, requiring an aggregate payment by the Company of approximately $105,450 on June 1, 1995. The Company used its available cash to purchase Class B COLAS pursuant to the Tender Offer and borrowed $52,000 from Northbrook to purchase Class A COLAS pursuant to the Redemption Offer. As of June 30, 1997, the Company had approximately 156,000 Class A COLAS and approximately 286,000 Class
                        AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                        (Dollars in Thousands)

B  COLAS  outstanding, with a principal balance of  approximately
$78,000 and $143,000, respectively.

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

     In April 1996, the Company reached an agreement to amend the loan with the ERS, extending the maturity date for five years. In exchange for the loan extension, the ERS received the right to participate in the "Net Disposition Proceeds" (as defined) related to the sale or refinancing of the golf courses or at the maturity of the loan. The ERS share of the Net Disposition Proceeds increases from 30% through June 30, 1997, to 40% for the period from July 1, 1997 to June 30, 1999 and to 50% thereafter. The loan amendment effectively adjusted the interest rate as of January 1, 1995 to 9.5% until June 30, 1996. After June 30, 1996, the loan bears interest at a rate per annum equal to 8.73%. The loan amendment requires the Company to pay interest at the rate of 7% for the period from January 1, 1995 to June 30, 1996, 7.5% from July 1, 1996 to June 30, 1997, 7.75% from July 1, 1997 to
June 30, 1998 and 8.5% thereafter ("Minimum Interest"). Accrued Minimum Interest as of June 30, 1997 was $1,234. The scheduled
Minimum Interest payments are paid quarterly on the principal balance of the $66,000 loan. The difference between the accrued interest expense and the Minimum Interest payment accrues interest and is payable on an annual basis from excess cash flow, if any, generated from the Kaanapali Golf Courses. The accrued interest payable from excess cash flow was $3,695 as of June 30, 1997. Although the outstanding loan balance remains nonrecourse, certain payments and obligations, such as the Minimum Interest payments and the ERS's share of appreciation, if any, are recourse to the Company. However, the Company's obligations to make future Minimum Interest payments and to pay the ERS a share of appreciation would be terminated if the Company tendered an executed deed to the golf course property to the ERS in accordance with the terms of the amendment.

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                     (Dollars in Thousands)

      In January 1993, The Lihue Plantation Company, Limited ("Lihue") obtained a ten-year $13,250 loan used to fund the acquisition of Lihue's power generation equipment. The $13,250 loan, constituting "Senior Indebtedness" under the COLAS' Indenture, consists of two ten-year amortizing term loans of $10,000 and $3,250, respectively, payable in forty consecutive installments commencing July 1, 1993 in the principal amount of $250 and $81, respectively (plus interest). The remaining balance of the $3,250 loan was fully repaid in January 1997. The $10,000 loan has an outstanding balance of $5,852 as of June 30, 1997 and bears interest at a rate equal to prime rate (8.5% at June 30, 1997) plus three and one half percent. Lihue has purchased an interest rate agreement which protects against fluctuations in interest rates and effectively caps the prime rate at eight percent for the first seven years of the loan agreement. The loan is secured by the Lihue power generation equipment, sugar inventories and receivables, certain other assets and real property of the Company and has limited recourse to the Company and certain other subsidiaries.

     In October 1993, Waikele Golf Club, Inc. ("WGCI"), a wholly-owned subsidiary of the Company that owns and operates the Waikele Golf Course, obtained a five year $20,000 loan facility from two lenders. The loan consisted of two $10,000 amortizing loans. Each loan bore interest only for the first two years and interest and principal payments based upon an assumed 20 year amortization period for the remaining three years. The loans bore interest at prime plus 1/2% and LIBOR (5.8164% at June 30, 1997) plus 3%, respectively. In February 1997, WGCI entered into an amended and restated loan agreement with the Bank of Hawaii, whereby the outstanding principal amount of the loan was increased to $25,000, the maturity date was extended to February 2007, the interest rate was changed to LIBOR plus 2% until the fifth anniversary and LIBOR plus 2.5% thereafter and principal is to be repaid based on a 30-year amortization schedule. As of June 30, 1997, the outstanding principal balance was $24,905, with scheduled remaining annual principal maturities of $95 in 1997, $228 in 1998, 1999, 2000, 2001 and $24,791 thereafter. The loan is secured by WGCI's assets (the golf course and related improvements and equipment), is guaranteed by the Company, and is considered "Senior Indebtedness" (as defined in the Indenture relating to the COLAS).

     In December 1996, Amfac Property Development Corp., a wholly-owned subsidiary of the Company, obtained a $10,000 loan facility from a Hawaii bank. The loan is secured by a mortgage on property under development at the mill-site of Oahu Sugar (the sugar plantation was closed in 1995), and is considered "Senior
Indebtedness" (as defined in the Indenture relating to the COLAS). The loan bears interest at the bank's base rate (8.5% at June 30, 1997) plus .5% and matures on December 1, 1998.


                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                     (Dollars in Thousands)

(5)  SEGMENT INFORMATION

     Agriculture and Property comprise separate industry segments of the Company. "Operating Income-Other" consists primarily of unallocated overhead expenses and "Total Assets-Other" consists primarily of cash and deferred expenses. Total assets at the balance sheet dates and capital expenditures, operating income
(loss) and depreciation and amortization during the six months ended June 30, 1997 and 1996 are set forth below by each industry segment:

                                        June 30,   December 31,
                                          1997        1996
                                       ---------    ---------
[S]                                   [C]         [C]
Total Assets:
   Agriculture                         $241,137      239,222
   Property                             223,254      225,372
   Other                                 19,741       19,011
                                        ---------   ---------
                                       $448,132      483,605
                                      =========     =========
                                       Six Months   Six Months
                                         Ended         Ended
                                       June 30,       June 30,
                                         1997           1996
                                       -----------  -----------
Capital Expenditures:
 Agriculture                           $   906          711
 Property                                1,118          464
                                        ---------   ---------
                                       $ 2,024        1,175
                                        =========   =========

Operating income (loss):
 Agriculture                           $(1,408)      (1,556)
 Property                               (1,829)       2,363
 Other                                  (2,173)      (1,253)
                                        ---------   ---------
                                       $(5,410)        (446)
                                        ==========  =========
Depreciation and amortization:
 Agriculture                            $1,961        2,048
 Property                                1,066        1,051
 Other                                      22           51
                                        ---------   ---------
                                        $3,049        3,150
                                        =========   =========

                         AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

(6)  TRANSACTIONS WITH AFFILIATES

      The Company incurred interest expense of approximately $5,443 for the six months ended June 30, 1997 and approximately $4,200 for the six months ended June 30, 1996 in connection with the acquisition and additional financing obtained from an affiliate. Approximately $5,443 of such interest was unpaid as of June 30, 1997.

     With respect to any calendar year, JMB or its affiliates may receive a Qualified Allowance in an amount equal to: (i) approximately $6,200 during each of the calendar years 1989 through 1993, and (ii) thereafter, 1-1/2% per annum of the Fair Market Value (as defined) of the gross assets of the Company and its subsidiaries (other than cash and cash equivalents and Excluded Assets (as defined)) for providing certain advisory services for the Company. The aforementioned advisory services, which are provided pursuant to a 30-year Services Agreement entered into between the Company, certain of its subsidiaries and JMB in November 1988, include making recommendations in the following areas: (i) the construction and development of real property; (ii) land use and zoning changes; (iii) the timing and pricing of properties to be sold; (iv) the timing, type and amount of financing to be incurred; (v) the agricultural business; and, (vi) the uses (agricultural, residential, recreational or commercial) for the land. However, the Qualified Allowance shall be earned and paid for each year prior to maturity of the COLAS only if the Company generates sufficient Net Cash Flow to pay Base Interest to the holders of the COLAS for such year of an amount equal to 8% of the average outstanding principal balance of the COLAS for such year; any portion of the Qualified Allowance not paid for any year shall cumulate without interest and JMB or its affiliates shall be paid such amount with respect to any succeeding year, after the payment of all Contingent Base Interest for such year, to the extent of 100% of remaining Net Cash Flow until an amount equal to 20% of the Base Interest with respect to such year has been paid, and thereafter, to the extent of the product of (a) remaining Net Cash Flow, multiplied by (b) a fraction, the numerator of which is the cumulative deficiency as of the end of such year in the Qualified Allowance and the denominator of which is the sum of the cumulative deficiencies as of the end of such year in the Qualified Allowance and Base Interest. A Qualified Allowance for 1989 of approximately $6,200 was paid on February 28, 1990. Approximately $54,400 of Qualified Allowance related to the period from January 1, 1991 through December 31, 1996 has not been earned and paid, and is payable only from future Net Cash Flow. Accordingly, because the Company does not believe it is probable at this time that a sufficient level of Net Cash Flow will be generated in the future to pay Qualified Allowance, the Company has not accrued for any Qualified Allowance in the accompanying consolidated financial statements. JMB has informed the Company that no incremental costs or expenses have been incurred relating to the provision of these advisory services. The Company believes that using an incremental cost methodology is reasonable. The following table is a summary of the Qualified Allowance for the year ended December 31, 1996:

                                    1996
                                   -----
Qualified Allowance calculated    $9,240
Qualified Allowance paid             --
Cumulative deficiency of Qualified
 Allowance at end of year        $60,632



                       AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)


The  Qualified  Allowance for 1997, which will not be  calculated
until  the  year is completed, is not expected to be  paid.   Net
Cash Flow was $0 for 1996 and is expected to be $0 for 1997.

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

      The Company, its subsidiaries, and their joint ventures reimburse Northbrook, JMB and their affiliates for direct expenses incurred on their behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's or its subsidiaries' and the joint ventures' operations. The total of such costs was approximately $326 for the six months ended June 30, 1997 and approximately $249 for the six months ended June 30, 1996; approximately $326 of such costs were unpaid as of June 30, 1997. In addition, as of June 30, 1997, the other amounts due to affiliates includes $9,106 of income tax payable related to the Class A COLA Redemption Offer (see note 3). Also, the Company pays a non-accountable reimbursement of approximately $30 per month to JMB or its affiliates in respect of general overhead expense, all of which was paid as of June 30, 1997.

       JMB Insurance Agency, Inc. earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those available to the Company in similar dealings with unaffiliated third parties. The total of such commissions for the six months ended June 30, 1996 was approximately $543 and approximately $571 for the six months ended June 30, 1997, all of which was paid as of June 30, 1997.

      Northbrook and its affiliates allocate certain charges for services to the Company based upon the estimated level of services. Such charges totaled $715 and $644 for the six months ended June 30, 1997 and June 30, 1996, respectively. The affiliated charges for the second quarter of 1997 were offset by $248 of charges for services provided by the Company for Northbrook or reimbursement of costs paid by the Company on behalf of Northbrook. As of June 30, 1997, on a net basis, the amount due Northbrook totaled approximately $471 related to these services. These services and costs are intended to reflect the Company's separate costs of doing business and are principally related to the inclusion of the Company's employees in the Northbrook pension plan, payment of severance and termination benefits and reimbursement for insurance claims paid on behalf of the Company. All amounts described above, deferred or currently payable, do not bear interest and are expected to be paid in future periods.

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

      The Company's Property segment had contractual commitments (related to project costs) of approximately $4,605 as of June 30, 1997. Additional development expenditures are dependent upon the Company's ability to obtain financing for such costs and on the timing and extent of property development and sales.

      As of June 30, 1997, certain portions of the Company's land not currently under development or used in sugar operations are mortgaged as security for approximately $6,297 of performance bonds related to property development.

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
                                                                  =========


(10) ADJUSTMENTS

     In the opinion of the Company, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1997 and for the three and six months ended June 30, 1997 and 1996.

                    AMFAC/JMB FINANCE, INC.

                         Balance Sheets

              June 30, 1997 and December 31, 1996

      (Dollars in thousands, except per share information)

                          (Unaudited)

                          A s s e t s

                                       June  30,      December 31,
                                           1997           1996
                                        -----------    -----------
Cash                                    $       1              1
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

      In order to generate additional cash flows for the Company, management has identified certain land parcels that are not included in the Company's long-term development plans. During the six months ended June 30, 1997, the Company generated approximately $9.6 million from these non-strategic land sales. During 1996, the Company generated approximately $18.9 million in land sales, most of which related to non-strategic parcels.

      At June 30, 1997, the Company had cash and cash equivalents of approximately $9.1 million.

     The Company intends to use its cash reserves, sales proceeds and financing or joint venture arrangements to meet its short-term (next 12 months) and long-term (beyond the next 12 months) liquidity requirements, which include funding the development costs remaining at Waikele and on West Maui, Oahu and Kauai, agricultural deficits, payment of interest expense and the repayment of principal on debt obligations, as necessary. The
Company's long-term remaining liquidity is dependent upon its ability to obtain additional financing and the consummation of certain property sales. There can be no assurance that additional long-term financing can be obtained or property sales consummated. The Company's land holdings on Maui and Kauai are its primary sources of future land sale revenues. However, due to current market conditions, the difficulty in obtaining land use approvals and the high development costs of required infrastructure, the planned development of these land holdings and the ability to generate cash flow from these land holdings are longer term in nature than the time frame experienced at Waikele. Accordingly, if no such financing can be obtained or additional property sales consummated, the Company will defer (to the extent possible) development costs and capital expenditures to meet liquidity requirements. Additionally, the Company's plans for property sales may also be adversely impacted by the inability of potential buyers to obtain financing.

      During the first six months of 1997, net cash used in operating activities of $15.5 million and in investing activities of $6.2 million was primarily provided by $17.7 million of long-term financing from the Company's parent and $4.7 million of additional long-term financing related to the refinancing of the WGCI loan (see Note 4).

      During the first six months of 1997, net cash flow used in operating activities was $15.5 million, as compared to net cash used in operating activities of $10.9 million during the first six months of 1996. The $4.6 million decrease in cash flow related to operating activities was due to: (i) an increase in 1997 of the net loss (after adjusting for items not requiring or providing cash) by $7.8 million partially offset by (ii) changes in cash flow netting to an increase of $3.3 million, which related primarily to working capital components.

      During the first six months of 1997, net cash flow used in investing activities totaled $6.2 million, principally due to property additions of $2.4 million and the incurrence of other capitalizable costs related to future land development. During the first six months of 1996, investing activities used net cash of $3.4 million, principally due to property additions of $1.2 million and the incurrence of capitalizable costs related to future land developments of $1.5 million.

      During the first six months of 1997, net cash flow provided by financing activities totaled $22.1 million, due primarily to $17.7 million of long-term financing from the Company's parent and $4.7 million of additional long-term financing related to the refinancing of the WGCI loan (see Note 4). During the first six months of 1996, net cash flow provided by financing activities totaled $12.2 million, due primarily to $13.2 million of long-term financing from the Company's parent, partially offset by $1.0 million of net repayments of long-term debt.

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

      On March 15, 1995, pursuant to the indenture that governs the terms of the COLAS (the "Indenture"), the Company elected to offer to redeem (the "Redemption Offer") all Class A COLAS from its registered holders. Pursuant to the Redemption Offer, and in accordance with the terms of the Indenture, the Company was therefore obligated to purchase any and all Class A COLAS submitted pursuant to the Redemption Offer at a price of $365 per Class A COLA. In conjunction with the Company's Redemption Offer, the Company made a tender offer (the "Tender Offer") to purchase up to approximately $68 million principal value of the Class B COLAS at a price of $220 per Class B COLA from COLA holders electing to have their Class A COLAS repurchased. Approximately 229,000 Class A COLAS were submitted for repurchase pursuant to the Redemption Offer and approximately 99,000 Class B COLAS were submitted for repurchase pursuant to the Tender Offer, requiring an aggregate payment of the Company of approximately $105 million on June 1, 1995. The Company used its available cash to purchase Class B COLAS pursuant to the Tender Offer and borrowed $52 million from Northbrook to purchase Class A COLAS pursuant to the Redemption Offer. As of June 30, 1997, the Company has approximately 156,000 Class A COLAS and approximately 286,000 Class B COLAS outstanding with a principal balance of approximately $78 million and $143 million, respectively.

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

      In addition to the $52 million borrowed from Northbrook to redeem Class A COLAS pursuant to the Redemption Offer (see Note
3), the Company also borrowed approximately $18.7 million and $9.8 million during 1996 and 1995, respectively, to fund COLA Base Interest payments and other operational needs. These loans from Northbrook, which have been subsequently refinanced, were payable interest only, had a maturity date of June 1, 1998 and carried an interest rate per annum equal to the prime interest rate plus two percent.

     In February 1997 the above noted affiliate loans, along with certain other amounts due Northbrook, were converted into a new ten-year note payable. The new note is payable interest only and accrues interest at the prime rate plus 2%. The Company borrowed an additional $12.2 million during the six months ended June 30, 1997 to fund COLA Base Interest payments and other operational needs. The total amount due Northbrook as of June 30, 1997 was $121.2 million, which includes accrued interest of $5.4 million. Pursuant to the Indenture relating to the COLAS, the amounts borrowed from Northbrook are considered "Senior Indebtedness" to the COLAS.

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

     In April 1996, the Company reached an agreement to amend the loan with the ERS, extending the maturity date for five years. In exchange for the loan extension, the ERS received the right to participate in the "Net Disposition Proceeds" (as defined) related to the sale or the refinancing of the golf courses or at the maturity of the loan. The ERS share of the Net Disposition Proceeds increases from 30% from April 1996 through June 30, 1997, to 40% for the period from July 1, 1997 to June 30, 1999 and to 50% thereafter. The loan amendment effectively adjusted the interest rate as of January 1, 1995 to 9.5% until June 30, 1996. After June 30, 1996, the loan bears interest at a rate per annum equal to 8.73%. The loan amendment requires the Company to pay interest at the rate of 7% for the period from January 1, 1995 to June 30, 1996, 7.5% from July 1, 1996 to June 30, 1997,
7.75% from July 1, 1997 to June 30, 1998 and 8.5% thereafter ("Minimum Interest"). Accrued Minimum Interest as of June 30, 1997 was $1.2 million. The scheduled Minimum Interest payments are paid quarterly on the principal balance of the $66 million loan. The difference between the accrued interest expense and the Minimum Interest payment accrues interest and is payable on an annual basis from excess cash flow, if any, generated from the Kaanapali Golf Courses. The accrued interest payable from excess cash flow was approximately $3.7 million as of June 30, 1997. Although the outstanding loan balance remains nonrecourse, certain payments and obligations such as the Minimum Interest payments and the ERS's share of appreciation, if any, are recourse to the Company. However, the Company's obligations to make future Minimum Interest payments and to pay the ERS a share of appreciation would be terminated if the Company tendered an executed deed to the golf course property to the ERS in accordance with the terms of the amendment.

     In October 1993, Waikele Golf Club, Inc. ("WGCI"), a wholly-owned subsidiary of the Company that owns and operates the
Waikele Golf Course, obtained a five year $20 million loan facility from two lenders. The loan consisted of two $10 million amortizing loans. Each loan bore interest only for the first two years with interest and principal payments based upon a 20 year amortization period for the remaining three years. The loans bore interest at prime (8.5% at June 30, 1997) plus 1/2% and LIBOR
(5.8164% at June 30, 1997) plus 3%, respectively. In February 1997, WGCI entered into an amended and restated loan agreement with the Bank of Hawaii, (they bought out the other lender's interest), whereby the outstanding principal amount of the loan was increased to $25 million, the maturity date was extended to February 2007, the interest rate was changed to LIBOR plus 2% until the fifth anniversary and LIBOR plus 2.5% thereafter and principal will be repaid based on a 30-year amortization schedule. The loan is secured by WGCI's assets (see Note 4), is guaranteed by the Company and is considered "Senior Indebtedness" (as defined in the COLA Indenture).

      Pursuant to an agreement entered into with the City of Honolulu in 1991 relating to the development of the Company's Waikele project, if the Company sells the Waikele golf course land, depending on the price and certain other contingencies, a payment of up to $15 million might be required to be made to the City to be used to assist in the City's affordable housing developments.

     In December 1996, Amfac Property Development Corp., a wholly-owned subsidiary of the Company, obtained a $10 million loan facility from a Hawaii bank. The loan is secured by a mortgage on property under development at the mill-site of Oahu Sugar (the sugar plantation was closed in 1995), and is considered "Senior Indebtedness" (as defined in the Indenture relating to the COLAS). The loan bears interest at the bank's base rate (8.5% at June 30, 1997) plus .5% and matures on December 1, 1998.

      The Company uses the effective interest method and accrued interest on the COLAS at 4% per annum ("Mandatory Base Interest") for the six months ended June 30, 1996 and 1997. The Company has not generated a sufficient level of Net Cash Flow to pay Base Interest on the COLAS (see Note 3) in excess of 4% ("Contingent Base Interest") from 1990 through the current date. Contingent Base Interest is payable only to the extent of Net Cash Flow (Net Cash Flow for any period is generally an amount equal to 90% of the Company's net cash revenues, proceeds and receipts after payment of cash expenditures, including the Qualified Allowance, other than federal and state income taxes and after the establishment by the Company of reserves) or Maturity Market Value (Maturity Market Value generally means 90% of the excess of the Fair Market Value (as defined below) of the Company's assets at maturity over its liabilities (including Qualified Allowance, but only to the extent earned and payable from Net Cash Flow generated through maturity) at maturity, which liabilities have been incurred in connection with its operations). Approximately $93.1 million of the $100.8 million cumulative deficiency of Contingent Base Interest related to the period from August 31, 1989 (Final Issuance Date) through June 30, 1997 has not been accrued in the accompanying consolidated financial statements as the Company believes that it is not probable at this time that a sufficient level of Net Cash Flow will be generated in the future or that there will be sufficient Maturity Market Value as of December 31, 2008 (the COLA maturity date) to pay any such unaccrued Contingent Base Interest. The following table is a summary of Mandatory Base Interest and Contingent Base Interest for the six months ended June 30, 1997 and the year ended December 31, 1996 (dollars are in millions):

                                         1997      1996
                                       -------   --------
Mandatory Base Interest paid           $  4.4       8.8
Contingent Base Interest paid              --        --
Cumulative deficiency of Contingent
  Base Interest at end of period       $100.8      94.2

Net Cash Flow was $0 for 1996 and is expected to be $0 for 1997.

     With respect to any calendar year, JMB or its affiliates may receive a Qualified Allowance in an amount equal to: (i) approximately $6.2 million during each of the calendar years 1989 through 1993, and (ii) thereafter, 1-1/2% per annum of the Fair Market Value (Fair Market Value generally means the value which an independent arm's-length purchaser, seeking to utilize the asset for its highest and best use, would pay for such asset taking into consideration the associated risks, benefits, current restrictions and likelihood of changes to such restriction; provided, however, that with respect to any Fair Market Value determination of all of the Company's assets, such assets shall not be valued as if sold in bulk to a single purchaser) of the gross assets of the Company and its subsidiaries, other than cash and cash equivalents and Excluded Assets (Excluded Assets generally means assets acquired by the Company without the expenditure of any amount included in revenues or receipts for purposes of determining Net Cash Flow or assets designated as Excluded Assets, as restricted by the Indenture; the Company has not had any Excluded Assets), for providing certain advisory services for the Company. The aforementioned advisory services, which are provided pursuant to a 30-year Services Agreement entered into between the Company, certain of its subsidiaries and JMB in November 1988, include making recommendations in the following areas: (i) the construction and development of real property; (ii) land use and zoning changes; (iii) the timing and pricing of properties to be sold; (iv) the timing, type and amount of financing to be incurred; (v) the agricultural business; and, (vi) the uses (agricultural, residential, recreational or commercial) for the land. However, the Qualified Allowance shall be earned and paid for each year prior to maturity of the COLAS only if the Company generates sufficient Net Cash Flow to pay Base Interest to the holders of the COLAS for such year of an amount equal to 8% of the average outstanding principal balance of the COLAS for such year; any portion of the Qualified Allowance not paid for any year shall cumulate without interest and JMB or its affiliates shall be paid such amount with respect to any succeeding year, after the payment of all Contingent Base Interest for such year, to the extent of 100% of remaining Net Cash Flow until an amount equal to 20% of the Base Interest with respect to such year has been paid, and thereafter, to the extent of the product of (a) remaining Net Cash Flow, multiplied by (b) a fraction, the numerator of which is the cumulative deficiency as of the end of such year in the Qualified Allowance and the denominator of which is the sum of the cumulative deficiencies as of the end of such year in the Qualified Allowance and Base Interest. A Qualified Allowance for 1989 of approximately $6.2 million was paid on February 28, 1990. Approximately $54.4 million of Qualified Allowance related to the period from January 1, 1991 through December 31, 1996 has not been earned and paid, and is payable only from future Net Cash Flow. Accordingly, because the Company does not believe it is probable at this time that a sufficient level of Net Cash Flow will be generated in the future to pay Qualified Allowance, the Company has not accrued for any Qualified Allowance in the accompanying consolidated financial statements. JMB has informed the Company that no incremental costs or expenses have been incurred relating to the provision of these advisory services. The Company believes that using an incremental cost methodology is reasonable. The following table is a summary of the Qualified Allowance for the year ended December 31, 1996 (dollars are in millions):

                                      1996
                                    -------
Qualified Allowance calculated      $  9.2
Qualified Allowance paid                --
Cumulative deficiency of Qualified
 Allowance at end of year           $ 60.6

The  Qualified  Allowance for 1997, which will not be  calculated
until  the  year is completed, is not expected to be  paid.   Net
Cash Flow was $0 for 1996 and is expected to be $0 for 1997.

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

       The Company continues to implement certain cost savings measures and to defer development project costs and capital expenditures for longer-term projects. The Company's Property segment is anticipated to expend an additional approximately $6.6 million in project costs during the remainder of 1997. As of June 30, 1997, contractual commitments related to project costs totaled approximately $4.6 million.

      The price of raw sugar that the Company receives is based upon the price of domestic sugar (less delivery and administrative costs) as currently controlled by U.S. Government price support legislation. On April 4, 1996, President Clinton signed the Federal Agriculture Improvement and Reform Act of 1996 ("the Act"). The Act, which expires in 2002, maintains the loan rate for raw sugar at 18 cents per pound. The "loan rate" refers to the minimum sugar price established by the government, which is supported primarily by the setting of import quotas. In addition, if prices fall below such minimum, the sugar grower is able to receive a 18-cent-a-pound loan, using their crop as collateral, and either repay the loan (with interest) or forfeit the sugar. However, the Act includes certain other adjustments to the sugar program including making crop loans recourse to the producer and repealing marketing allotments which may over time depress the domestic price of raw sugar. There can be no assurance that, in the future, the government price support will not be reduced or eliminated entirely. Such a reduction or an elimination of price supports could have a material adverse affect on the Company's agriculture operations, and possibly could cause the Company to evaluate the cessation of its remaining sugar cane operations.

      The sugar industry in Hawaii has experienced significant difficulties during the past several years. Growers in Hawaii have struggled with the high costs of production, which have led to the closure of several plantations, including the Company's sugar operations on Oahu in 1995. The Company has tried to address these challenges through a number of different measures, including a restructuring in 1995, whereby its two Kauai plantations were consolidated and all of its sugar operations (including the Maui plantation) were changed to a seasonal mode. Currently the Company is exploring modifications to the terms of its agreement with the International Longshoreman's & Warehouseman's Union ("ILWU"), which represents approximately 85% of the Company's agricultural employees. The Company and the ILWU have agreed to meet during the summer of 1997 to discuss various ideas on how to make operations profitable. After the summer discussions are completed, negotiations for a new labor contract will begin in late 1997 (the current labor agreement expires on February 1, 1998). Although the Company is hopeful that it will reach a consensus this summer on operational changes that can be reflected in a new labor agreement, there can be no assurance that sufficient changes will be identified or agreed upon. The absence of a new labor agreement with significant modifications from the existing agreement would cause the Company to evaluate the cessation of its sugar operations.

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

      Long-term debt increased as of June 30, 1997 as compared to
December  31,  1996,  due  primarily to  the  approximately  $5.5 million of proceeds received related to the refinancing of the WGCI loan (see Note 4).

     The long-term portion of amounts due to affiliates increased as of June 30, 1997 as compared to December 31, 1996, due primarily to $12.2 million of financing provided by affiliates to fund interest payments and other operational needs (see Note 6).

     AGRICULTURE:

       The Company's Agriculture segment is responsible for activities related to the cultivation, processing and sale of sugar cane and other agricultural products. Agriculture's revenues are primarily derived from the Company's sale of its raw sugar.

      Receivables increased as of June 30, 1997 as compared to December 31, 1996 primarily due to the timing of the harvest of sugar cane and the subsequent payment for the delivery of raw sugar.

     Agricultural revenues and cost of sales decreased for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 due to a decrease in tons produced and to the timing of sugar production and related sales. For the six months ended June 30, 1997, the Company sold approximately 20,036 tons of sugar, a 63% decrease over the same period in 1996. The average price of sugar sold for the six months ended June 30, 1997 of approximately $357 represents a 5% decrease over the average price for the six months ended June 30, 1996. The Company harvested approximately 3,800 and 5,400 acres for the six months ended June 30, 1997 and 1996, respectively.

     For the three months ended June 30, 1997, the Company sold approximately 20,063 tons of sugar, a 53% decrease over the same period in 1996. The average price of sugar sold for the three months ended June 30, 1997 of approximately $354 represents a 5% decrease over the average price for the three months ended June 30, 1996. The Company harvested approximately 3,700 and 3,835 acres for the three months ended June 30, 1997 and 1996, respectively.

      The Company's sugar plantation subsidiaries sell their raw sugar production to the Hawaiian Sugar and Transportation Company ("HSTC"), which is an agricultural cooperative owned by the major Hawaii producers of raw sugar (including the Company), under a marketing agreement. HSTC sells the raw sugar production to the California and Hawaii Sugar Company ("C&H") pursuant to a long-term supply contract. The terms of the supply contract do not require a specified level of production by the Hawaii producers; however, HSTC is obligated to sell and C&H is obligated to purchase any raw sugar produced. HSTC returns to its raw sugar suppliers proceeds based upon the domestic sugar price less delivery and administrative charges. The Company recognizes revenues and related cost of sales upon delivery of its raw sugar to C&H.
      Reference is made to the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of potential uncertainties regarding the price of raw sugar and the continuation of the Company's sugar cane operations.

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

     For the six months ended June 30, 1997 and 1996, the Company generated approximately $9.6 million and $9.4 million of land sales, respectively. Approximately $5.2 million of land sales for the six months ended June 30, 1997 related to the remaining four ocean front lots in Kaanapali (see discussion below) and the remaining $4.4 million was primarily from the sale of non-strategic land parcels on Kauai. For the six months ended June 30, 1996, approximately $5.0 million of land sales related to Kaanapali Golf Estates and the remaining $4.4 million was primarily from the sale of non-strategic land parcels on Kauai, Oahu and Hawaii. Property revenues also include the operations of the three golf courses owned by the Company, which accounted for total revenues of $8.1 million and $8.2 million for the six months ended June 30, 1997 and 1996, respectively.

      For the three months ended June 30, 1997, the Company generated approximately $5.2 million of land sales related to the four ocean front lots in Kaanapali and the remaining $1.5 million was primarily from the sale of non-strategic land parcels on Kauai. For the three months ended June 30, 1996, the Company generated approximately $2.6 million of land sales related to Kaanapali Golf Estates and the remaining $3.7 million was primarily from the sale of non-strategic land parcels on Kauai, Oahu and Hawaii.

     Land and inventory decreased as of June 30, 1997 compared to December 31, 1996 due primarily to land sales having a cost basis of $11.3 million.

      Other assets increased as of June 30, 1997 as compared to December 31, 1996 primarily due to a long-term receivable of $2.2 million arising from a land sale in 1997 and deferred costs of $2.4 million related to preliminary planning costs associated with potential future development projects.

      Although property sales decreased, cost of sales increased for the three and six months ended June 30, 1997 as compared to the three and six months ended June 30, 1996 primarily due to lower margins realized on property sold during the first quarter of 1997.

MAUI ACTIVITY

      The planned development of the Company's land on Maui is expected to be longer term in nature than the time frame experienced with Waikele. As Maui is less populated than Oahu and more dependent on the resort/tourism industry, much of the Company's land is intended for resort and resort-related uses. Due to overall economic conditions and trends in tourism, recent demand for these land uses has been relatively weak. The Company's currently available homesite inventory on Maui, which is targeted to the second home buyer, has experienced slower sales activity to date than originally expected. The Company's competitors on Maui have also experienced slow sales activity in the second home market. The Company is continuing to evaluate its planned products and the timing of development of its land holdings in light of the current weak market demand and the capital resources needed for future development.

       The Company is marketing Kaanapali Golf Estates, a residential community that is part of South Beach Mauka adjacent to the Kaanapali Beach Resort in West Maui. The Company obtained final subdivision approval for a 32 lot subdivision of a parcel referred to as "17B" at Kaanapali Golf Estates in May 1997. Twenty of these lots are currently in escrow and are scheduled to close in August and September 1997 for sales prices of $.15 million to $.17 million per lot. The Company commenced onsite construction of the subdivision improvements for parcel 17B in August 1997 and is expected to be completed in March 1998, at a cost of approximately $1.6 million. In addition, five lots in an adjacent parcel (referred to as "Parcel 14") are in escrow and are expected to close by the end of 1997 for sales prices ranging from $.3 million to $.6 million.

      In 1995, the Company subdivided an ocean front parcel in Kaanapali into six single family homesites of approximately one acre each. Sales of two of the lots in the project closed in December 1995, generating total sales proceeds of approximately $4.1 million. The Company sold the four remaining lots to a local builder in June 1997 for a price of $5.2 million.

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

      The Company is seeking final approvals to develop a time-share resort on 14 acres of the North Beach property (the "Site"). A land option/purchase agreement was entered into with Tobishima in October 1996. This agreement gives the Company an option to purchase Tobishima's 50% interest in the Site for $7 million. The Company does not expect to consummate the purchase until all discretionary land use permits are received for development of the time-share resort. In accordance with the land option/purchase agreement, the Company has made a nonrefundable deposit of $.1 million (which may be applied to the purchase price) to keep the option available through September 30, 1997. Additional nonrefundable deposits may be made to extend the option through August 31, 2000. On March 12, 1997, the Company filed an application for a special management area use permit with the County of Maui ("SMA Permit") for the time-share resort. A public hearing was held on the SMA Permits on July 10, 1997. Although there was a significant amount of testimony both for and against the project, a final decision was not made on the SMA Permit by the Maui Planning Commission at the public hearing. Instead, "intervention status" was granted to several parties who will be allowed to present their specific objections to the SMA Permits in a judicial process commentary known as a "contested case" hearing. The contested case hearing is expected to be completed by the end of the year. Although there is no assurance that the SMA permit will be received (and that if such permit is received, that its terms will be acceptable to the Company), management is optimistic that the Company will receive the necessary approvals to proceed with the project.

      The Company believes that the potential for a successful time-share development at North Beach will be greatly enhanced by the involvement of a company with past experience in time-share development, and in the marketing and sale of time-share intervals (one week ownership rights). In February 1997, the Company formed a limited partnership with an affiliate of an experienced time-share development and management company. Known as Kaanapali Ownership Resorts L.P., the new limited partnership is owned 85% by affiliates of the Company and 15% by Kaanapali Partners Limited Partnership, an affiliate of the owners of the Ridge Tahoe in Nevada. After receipt of the SMA permit, the partnership will need to arrange project financing for the development of the resort. In addition, the land option/purchase agreement with Tobishima includes short-term seller financing, which the partnership may decide to utilize.

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

      In March 1991, the Company received final land use approval from the State for development of approximately 240 residential lots on approximately 125 acres of land known as "South Beach Mauka", located adjacent to the existing Kaanapali Beach Resort. In connection with this land use approval, the Company has agreed to the State policy of providing additional housing on Maui in the affordable price range, and to participating in the funding of the design and construction of the planned bypass highway extending from Lahaina to Kaanapali. The Company has entered into a development agreement with the State Department of Transportation covering the Company's participation in the design and construction of the bypass highway development. It is anticipated that, upon the receipt of government approvals, the Company will expend up to $3.5 million (in the aggregate), of which approximately $1.5 million has been spent as of June 30, 1997, toward the design of the bypass highway and/or the widening of the existing highway.

     In connection with the development of a land parcel referred to as "North Beach Mauka" and adjacent parcels, the Company has committed $6.7 million for the construction of the bypass highway, subject to certain conditions. The development and construction of the bypass highway is expected to be a long-term project that will not be completed until the year 2004 or later.

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

OAHU ACTIVITY

      The Company is currently developing the approximately 60 acres of fee simple land it owns at the mill-site of Oahu Sugar Company (which was shut down in 1995). The Company has received zoning for a light industrial subdivision on an approximately 37-acre portion of the property, which excludes property containing the sugar mill and adjacent buildings. In connection with the development of this property, the Company has received state land use urbanization for the entire 60-acre site. Marketing of parcels within the light industrial subdivision is slated for mid-to-late 1997 after subdivision is complete. In addition, the Company has begun the process of seeking the necessary government approvals for the redevelopment of the remainder of the mill-site parcels, including planned commercial, public and quasi-public uses.

      Waiahole Irrigation Company ("WIC") is a wholly-owned subsidiary of the Company, which owns and operates a water collection and transmission system. This system provided water for the Company's sugar cane operations on Oahu from the early 1900's until 1995, when Oahu Sugar Company was closed. After the closure of Oahu Sugar Company, WIC negotiated agreements with several farmers and golf courses (the "Users") to deliver irrigation water to them for a fee. However, to consummate these agreements the Users' landlords are required by law to obtain water permits from the State of Hawaii water commission (the "Commission"). Therefore, the landowners and WIC applied to the Commission for the appropriate approvals. There has been, and continues to be, strong opposition to the water permit request. The opposition consists primarily of environmental and native
Hawaiian groups who want the water to be used for stream restoration purposes, rather than being transported by the Waiahole System.

      After over four years of processing, including about six months of hearings, the Commission issued a draft decision in July 1997. The decision was not favorable to the landowners and WIC as it permits only a limited amount of water to be transported through the Waiahole System (approximately one-third of its capacity). At this low level and with the pricing provided for in the agreement between WIC and the Users, it is doubtful that WIC could generate enough revenues to cover its annual operating and maintenance costs of approximately $1 million per year.

      At this junction, the landowners and other supporting parties, including the City and County of Honolulu and the State Department of Agriculture, will work to have the Commission re-consider their draft decision. WIC will also consider terminating the Users' agreement, and re-negotiating the price for delivery of water through the system. Finally, if improvements cannot be made in either the pricing or volume of Waiahole System water, WIC will be forced to consider closing down the system or operating the system on a very limited basis. Such closing or limitation of the Waiahole System would not have a material adverse effect on the Company's financial condition or on its results of operations.

KAUAI ACTIVITY

      In June 1994, the Company submitted a Land Use Boundary Amendment Petition with the State of Hawaii Land Use Commission ("LUC") and a General Plan Amendment Application with the County of Kauai for the urbanization of approximately 552 acres of land on Kauai currently in sugar cane cultivation. The project is a mixed use, master planned community which will include a variety of both affordable and market rate residential units, commercial and industrial projects and a number of community and public based facilities. In May 1995, the County of Kauai approved the Company's General Plan Amendment Application, subject to a number of conditions. In December 1995, the LUC granted the Company the land use amendments sought by the Company subject to a number of conditions. In May 1996, Kauai County approved the Company's application to rezone the project. The project is now entitled. However, before construction can commence, the Company must satisfy several conditions imposed during the approval process and obtain additional administrative development permits for requirements such as grading and subdivision. The Company does not plan to pursue those final permits until the real estate market on Kauai improves. Once construction commences, subject to market conditions, the project is expected to span over 20 years.

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

                                    4.10*********   Amendment  to
                         the    $66,000,000   loan    with    the
                         Employees'  Retirement  System  of   the
                         State  of  Hawaii  to Amfac/JMB  Hawaii,
                         Inc. as of April 18, 1996.

                                     4.11**********  Amended  and
                         Restated $52,000,000 Promissory Note  to
                         Northbrook  Corporation  from  Amfac/JMB
                         Hawaii,   Inc.  extended  and   reissued
                         effective June 1, 1996.

                                     4.12**********  Amended  and
                         Restated  $28,087,832  Promissory   Note
                         from  Amfac,  Inc. to Amfac/JMB  Hawaii,
                         Inc.  extended  and  reissued  effective
                         June 1, 1996.
                                                  4.13***********
                         $10,000,000   loan   agreement   between
                         Amfac  Property  Development  Corp.  and
                         City Bank at December 18, 1996

                                                  4.14***********
                         $104,759,324  Promissory  Note   between
                         Northbrook  Corporation  and   Amfac/JMB
                         Hawaii, Inc. dated February 17, 1997

                                     4.15************     Amended
                         and  Restated $25,000,000 loan agreement
                         with  the  Bank of Hawaii dated February
                         4, 1997.

                                     4.16************     Limited
                         Partnership   Agreement  for   Kaanapali
                         Ownership  Resorts, L.P. dated  February
                         1,  1997  for development of  time-share
                         resort on Kaanapali.

                                    4.17  Revolving  Credit  Note
                         between Amfac/JMB Hawaii, Inc. and  Fred
                         Harvey   Transportation  Company,   Inc.
                         dated February 27, 1997.

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

**********     Previously filed as exhibit to the Company's  Form
10-Q report under the Securities Act of 1934 (File No. 33-24180) filed on August 13, 1996 and hereby incorporated by reference.

*********** Previously filed as an exhibit to the Company's Form
10-K report under the Securities Act of 1934 (File No. 33-24180) filed March 21, 1997 and hereby incorporated by reference.

************   Previously filed as exhibit to the Company's  Form
10-Q report under the Securities Act of 1934 (File No. 33-24180) filed May 15, 1997 and hereby incorporated by reference.

                           SIGNATURES



      Pursuant  to  the requirements of Section 13  or  15(d)  of the  Securities  Exchange  Act of  1934,  the  Company  has  duly
caused   this  report  to  be  signed  on  its  behalf   by   the
undersigned, thereunto duly authorized.


                   AMFAC/JMB HAWAII, INC.




                   By:  Gary Smith
                        Vice President
                   Date: August 13, 1997


      Pursuant  to  the  requirements of the Securities  Exchange
Act   of  1934,  this  report  has  been  signed  below  by   the
following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:   August 13, 1997

                           SIGNATURES



      Pursuant  to  the requirements of Section 13  or  15(d)  of the  Securities  Exchange  Act of  1934,  the  Company  has  duly
caused   this  report  to  be  signed  on  its  behalf   by   the
undersigned, thereunto duly authorized.


                   AMFAC/JMB FINANCE, INC.




                   By:  Gary Smith
                        Vice President
                   Date: August 13, 1997


      Pursuant  to  the  requirements of the Securities  Exchange
Act   of  1934,  this  report  has  been  signed  below  by   the
following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date: August 13, 1997

                           SIGNATURES



      Pursuant  to  the requirements of Section 13  or  15(d)  of the  Securities  Exchange  Act of  1934,  the  Company  has  duly
caused   this  report  to  be  signed  on  its  behalf   by   the
undersigned, thereunto duly authorized.


                   Kaanapali Coffee Estates, Inc.




                   By:  Gary Smith
                        Vice President
                   Date: August 13, 1997


      Pursuant  to  the  requirements of the Securities  Exchange
Act   of  1934,  this  report  has  been  signed  below  by   the
following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date: August 13, 1997

                           SIGNATURES



      Pursuant  to  the requirements of Section 13  or  15(d)  of the  Securities  Exchange  Act of  1934,  the  Company  has  duly
caused   this  report  to  be  signed  on  its  behalf   by   the
undersigned, thereunto duly authorized.


                   AMFAC PROPERTY DEVELOPMENT CORP.




                   By:  Gary Smith
                        Vice President
                   Date: August 13, 1997


      Pursuant  to  the  requirements of the Securities  Exchange
Act   of  1934,  this  report  has  been  signed  below  by   the
following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date: August 13, 1997


                           SIGNATURES



      Pursuant  to  the requirements of Section 13  or  15(d)  of the  Securities  Exchange  Act of  1934,  the  Company  has  duly
caused   this  report  to  be  signed  on  its  behalf   by   the
undersigned, thereunto duly authorized.


                   AMFAC PROPERTY INVESTMENT CORP.




                   By:  Gary Smith
                        Vice President
                   Date: August 13, 1997


      Pursuant  to  the  requirements of the Securities  Exchange
Act   of  1934,  this  report  has  been  signed  below  by   the
following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date: August 13, 1997



                           SIGNATURES



      Pursuant  to  the requirements of Section 13  or  15(d)  of the  Securities  Exchange  Act of  1934,  the  Company  has  duly
caused   this  report  to  be  signed  on  its  behalf   by   the
undersigned, thereunto duly authorized.


                   AMFAC LAND COMPANY, LTD.




                   By:  Gary Smith
                        Vice President
                   Date: August 13, 1997


      Pursuant  to  the  requirements of the Securities  Exchange
Act   of  1934,  this  report  has  been  signed  below  by   the
following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date: August 13, 1997

                           SIGNATURES



      Pursuant  to  the requirements of Section 13  or  15(d)  of the  Securities  Exchange  Act of  1934,  the  Company  has  duly
caused   this  report  to  be  signed  on  its  behalf   by   the
undersigned, thereunto duly authorized.


                   AMFAC VACATIONS MANAGERS, INC.




                   By:  Gary Smith
                        Vice President
                   Date:    August 13, 1997


      Pursuant  to  the  requirements of the Securities  Exchange
Act   of  1934,  this  report  has  been  signed  below  by   the
following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date:    August 13, 1997
                           SIGNATURES



      Pursuant  to  the requirements of Section 13  or  15(d)  of the  Securities  Exchange  Act of  1934,  the  Company  has  duly
caused   this  report  to  be  signed  on  its  behalf   by   the
undersigned, thereunto duly authorized.


                   KAANAPALI WATER CORPORATION




                   By:  Gary Smith
                        Vice President
                   Date: August 13, 1997


      Pursuant  to  the  requirements of the Securities  Exchange
Act   of  1934,  this  report  has  been  signed  below  by   the
following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date: August 13, 1997


                           SIGNATURES



      Pursuant  to  the requirements of Section 13  or  15(d)  of the  Securities  Exchange  Act of  1934,  the  Company  has  duly
caused   this  report  to  be  signed  on  its  behalf   by   the
undersigned, thereunto duly authorized.


                   KEKAHA SUGAR COMPANY, LIMITED




                   By:  Gary Smith
                        Vice President
                   Date: August 13, 1997


      Pursuant  to  the  requirements of the Securities  Exchange
Act   of  1934,  this  report  has  been  signed  below  by   the
following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date: August 13, 1997

                           SIGNATURES



      Pursuant  to  the requirements of Section 13  or  15(d)  of the  Securities  Exchange  Act of  1934,  the  Company  has  duly
caused   this  report  to  be  signed  on  its  behalf   by   the
undersigned, thereunto duly authorized.


                   H. HACKFELD & CO., LTD.




                   By:  Gary Smith
                        Vice President
                   Date: August 13, 1997


      Pursuant  to  the  requirements of the Securities  Exchange
Act   of  1934,  this  report  has  been  signed  below  by   the
following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date: August 13, 1997


                           SIGNATURES



      Pursuant  to  the requirements of Section 13  or  15(d)  of the  Securities  Exchange  Act of  1934,  the  Company  has  duly
caused   this  report  to  be  signed  on  its  behalf   by   the
undersigned, thereunto duly authorized.


                   THE LIHUE PLANTATION COMPANY, LIMITED




                   By:  Gary Smith
                        Vice President
                   Date: August 13, 1997


      Pursuant  to  the  requirements of the Securities  Exchange
Act   of  1934,  this  report  has  been  signed  below  by   the
following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date: August 13, 1997


                           SIGNATURES



      Pursuant  to  the requirements of Section 13  or  15(d)  of the  Securities  Exchange  Act of  1934,  the  Company  has  duly
caused   this  report  to  be  signed  on  its  behalf   by   the
undersigned, thereunto duly authorized.


                   OAHU SUGAR COMPANY, LIMITED




                   By:  Gary Smith
                        Vice President
                   Date: August 13, 1997


      Pursuant  to  the  requirements of the Securities  Exchange
Act   of  1934,  this  report  has  been  signed  below  by   the
following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date: August 13, 1997


                           SIGNATURES



      Pursuant  to  the requirements of Section 13  or  15(d)  of the  Securities  Exchange  Act of  1934,  the  Company  has  duly
caused   this  report  to  be  signed  on  its  behalf   by   the
undersigned, thereunto duly authorized.


                   PIONEER MILL COMPANY, LIMITED




                   By:  Gary Smith
                        Vice President
                   Date: August 13, 1997


      Pursuant  to  the  requirements of the Securities  Exchange
Act   of  1934,  this  report  has  been  signed  below  by   the
following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date: August 13, 1997


                           SIGNATURES



      Pursuant  to  the requirements of Section 13  or  15(d)  of the  Securities  Exchange  Act of  1934,  the  Company  has  duly
caused   this  report  to  be  signed  on  its  behalf   by   the
undersigned, thereunto duly authorized.


                   PUNA SUGAR COMPANY, LIMITED




                   By:  Gary Smith
                        Vice President
                   Date: August 13, 1997


      Pursuant  to  the  requirements of the Securities  Exchange
Act   of  1934,  this  report  has  been  signed  below  by   the
following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date: August 13, 1997


                           SIGNATURES



      Pursuant  to  the requirements of Section 13  or  15(d)  of the  Securities  Exchange  Act of  1934,  the  Company  has  duly
caused   this  report  to  be  signed  on  its  behalf   by   the
undersigned, thereunto duly authorized.


                   WAIAHOLE IRRIGATION COMPANY, LIMITED




                   By:  Gary Smith
                        Vice President
                   Date: August 13, 1997


      Pursuant  to  the  requirements of the Securities  Exchange
Act   of  1934,  this  report  has  been  signed  below  by   the
following person in the capacity and on the date indicated.




                        Gary Smith
                        Principal Accounting Officer
                   Date: August 13, 1997

                           SIGNATURES



      Pursuant  to  the requirements of Section 13  or  15(d)  of the  Securities  Exchange  Act of  1934,  the  Company  has  duly
caused   this  report  to  be  signed  on  its  behalf   by   the
undersigned, thereunto duly authorized.


                   WAIKELE GOLF CLUB, INC.




                   By:  Gary Smith
                        Vice President
                   Date: August 13, 1997


      Pursuant  to  the  requirements of the Securities  Exchange
Act   of  1934,  this  report  has  been  signed  below  by   the
following person in the capacity and on the date indicated.




                   Gary Smith
                   Principal Accounting Officer
                   Date: August 13, 1997