Form 10-Q/A
period 1997-03-31
AMFAC JMB HAWAII INC
filed 1997-09-03
CIK 839437

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                          FORM 10-Q/A

                         AMENDMENT NO. 1

        Filed Pursuant to Section 12, 13, or 15(d) of the
                 Securities Exchange Act of 1934


                     AMFAC/JMB HAWAII, INC.
                  ----------------------------
     (Exact name of registrant as specified in its charter)


Commission File No. 33-24180            IRS Employer
Identification
                                        No. 99-0217738

                     AMFAC/JMB FINANCE, INC.
                   --------------------------
     (Exact name of registrant as specified in its charter)


Commission File NO. 33-24180-01      IRS Employer Identification
                                         No. 36-3611183

     The undersigned registrant hereby amends the following section of its Report for the quarter ended March 31, 1997 on Form 10-Q as set forth in the pages attached thereto:

                             PART I
Item 1.   Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMFAC/JMB HAWAII, INC.
                              AMFAC/JMB FINANCE, INC.

                              BY:  GARY SMITH
                                   Vice President and
                                   Principal Accounting Officer




Dated:         August 27, 1997

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

Amfac Agri-        Hawaii             99-0176334     900 North Michigan Avenue
  business,  Inc.                                    Chicago, Illinois 60611
                                                     312/440-4800

Amfac Property     Hawaii             99-0150751     900 North Michigan Avenue
  Development  Corp.                                 Chicago, Illinois 60611
                                                     312/440-4800

Amfac  Property    Hawaii             99-0202331     900 North Michigan Avenue
 Investment                                          Chicago, Illinois 60611
 Corp.                                               312/440-4800

Amfac Sugar and    Hawaii             99-0185633     900 North Michigan Avenue
  Agribusiness,                                      Chicago, Illinois 60611
 Inc.                                                312/440-4800

Amfac  Vacation    Hawaii             94-3261831     900 North Michigan Avenue
Managers,  Inc.                                      Chicago, Illinois 60611
                                                     312/440-4800

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






PART I.  FINANCIAL INFORMATION
     ITEM 1.  Financial Statements
                         AMFAC/JMB HAWAII, INC.

                       Consolidated Balance Sheets

                  March 31, 1997 and December 31, 1996
                         (Dollars in Thousands)
                              (Unaudited)

                              A S S E T S
                                            March 31,       December 31,
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

                     AMFAC/JMB HAWAII, INC.
             Consolidated Statements of Operations
           Three Months Ended March 31, 1997 and 1996
                     (Dollars in Thousands)
                          (Unaudited)
                                 1997     1996
                              -------   -------
Revenue:
 Agriculture                  $   675    5,688
 Property                       8,808    9,368
                              -------   -------
                                9,483   15,056
                              -------   -------
Cost of sales:
 Agriculture                      769    4,113
 Property                       5,738    5,339
                               -------  -------
                                6,507    9,452
Operating expenses:
 Selling, general
 and administrative             3,066    3,149
 Depreciation and
 amortization                   1,515    1,596
                               -------  -------
Total costs and expenses       11,088   14,197

Operating income(loss)         (1,605)     859
                               -------  -------
Non-operating income
(expenses):
 Amortization of
  deferred costs                 (419)    (316)
 Interest expense              (6,676)  (6,908)
 Interest income                   41       92
                               -------  -------
                               (7,054)  (7,132)
                               -------  -------
 Loss before taxes             (8,659)  (6,273)
                               -------  -------
 Income tax benefit            (3,314)  (2,333)
                               -------  -------
 Net loss                     $(5,345)  (3,940)
                              ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.


                     AMFAC/JMB HAWAII, INC.

             Consolidated Statements of Cash Flows

           Three Months Ended March 31, 1997 and 1996

                     (Dollars in Thousands)
                          (Unaudited)
                                                   1997             1996
                                                 --------        --------
Cash flows from operating activities:
 Net loss                                        $(5,345)        (3,940)
 Items not requiring (providing) cash:
   Depreciation and amortization                   1,515          1,596
   Amortization of deferred costs                    419            316
   Equity in earnings of investments                  10             23
   Income tax benefit                             (3,314)        (2,333)
   Deferred interest                                 268          2,160

Changes in:
   Receivables - net                                 772          2,760
   Inventories                                    (4,009)        (6,407)
   Prepaid expenses                                 (400)           214
   Accounts payable                                  618         (1,217)
   Accrued expenses                               (1,339)          (933)
   Amounts due to affiliates                         677          1,208
   Other long-term liabilities                    (2,002)        (1,009)
                                                  --------       --------
   Net cash used in
    operating activities                         (12,130)        (7,562)
                                                 --------       --------
Cash flows from investing activities:
 Property additions                                 (116)          (514)
 Investments in joint ventures
 and partnerships                                   (110)          (135)
 Other assets                                     (3,432)            99
 Other long-term liabilities                           6            (31)
                                                  --------       --------


                    AMFAC/JMB HAWAII, INC.

          Consolidated Statement of Cash Flows - Continued

             Three Months Ended March 31, 1997 and 1996
                    (Dollars in Thousands)
                         (Unaudited)

                                                      1997          1996
                                                   -------        --------
 Net cash used in investing activities            (3,652)          (581)
                                                  --------        --------
Cash flows from financing activities:
 Deferred expenses                                  (216)             8
 Net borrowings (repayments) of
 long-term debt                                    4,987           (486)
 Amounts due to affiliates                        10,183          7,437
                                                ---------        --------
 Net cash provided by financing activities        14,954          6,959
                                                ---------        --------
 Net decrease in cash and cash
 equivalents                                        (828)        (1,184)
 Cash and cash equivalents,
 beginning of year                                 8,736          11,745
                                                ---------        --------
 Cash and cash equivalents,
 end of period                                   $ 7,908          10,561
                                                =========        ========
Supplemental disclosure of cash flow
information:
 Cash paid for interest
 (net of amount capitalized)                     $ 6,543          5,250
                                                =========       ========
 Schedule of non-cash investing and
 financing activities:
 Transfer of property actively held
 for sale to real estate inventories
 and accrued costs relating to real
 estate sales                                    $ 2,873           510
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

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)


(2)  AMOUNTS DUE TO AFFILIATES - FINANCING

        The approximately $15,097 of remaining acquisition-related financing owed to affiliates had a maturity date of June 1, 1998 and bore interest at a rate per annum based upon the prime interest rate (8.5% at March 31, 1997), plus 1%.

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

(3)  CERTIFICATE OF LAND APPRECIATION NOTES

        The   COLAS   are   unsecured   debt   obligations   of   the   Company.
Interest on the COLAS is payable semi-annually on February 28 and August 31 of each year. The COLAS mature on December 31, 2008,
and   bear   interest   after  the  Final  Issuance  Date  (August   31,   1989)
at a rate of 10% per annum ("Base Interest") of the outstanding principal balance of the COLAS on a cumulative, non-compounded
basis,    of   which   6%   per   annum   is   contingent   ("Contingent    Base
Interest")   and   payable  only  to  the  extent  of   Net   Cash   Flow   (Net
Cash Flow for any period is generally an amount equal to 90% of the Company's net cash revenues, proceeds and receipts after payment of cash expenditures, including the Qualified Allowance
(as defined) other than federal and state income taxes and after the establishment by the Company of reserves) or Maturity Market Value (as defined below). The Company has not generated a
sufficient   level   of   Net  Cash  Flow  to  pay  Contingent   Base   Interest
on the COLAS from 1990 through the current date. Approximately $89,855 of the $97,479 cumulative deficiency of Contingent Base Interest related to the period from August 31, 1989 (Final Issuance Date) through March 31, 1997 has not been accrued in the accompanying consolidated financial statements as the Company believes that it is not probable at this time that a sufficient level of Net Cash Flow will be generated in the future or that there will be sufficient Maturity Market Value (as defined below) as of December 31, 2008 (the COLA maturity date) to pay such unaccrued Contingent Base Interest. The following table is a summary of Mandatory Base Interest and Contingent Base Interest for the three months ended March 31, 1997 and the year ended December 31, 1996::

                                        1997      1996
                                       -----     ------
Mandatory Base Interest paid          $4,414     8,828
Contingent Base Interest paid             --        --
Cumulative deficiency of Contingent
  Base Interest at end of period     $97,479    94,169

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

       On   March   14,   1989,   Amfac/JMB  Finance  ("Finance"),   a   wholly-
owned subsidiary of Northbrook, and the Company entered into an agreement (the "Repurchase Agreement") concerning Finance's obligations to repurchase, on June 1, 1995 and 1999, the COLAS
upon   request   of   the   holders  thereof.   The   COLAS   were   issued   in
two   units   consisting   of  one  Class  A  and  one   Class   B   COLA.    As
specified in the Repurchase Agreement, the repurchase of the Class A COLAS may have been requested by the holders of such
COLAS on June 1, 1995 at a price equal to the original principal amount of such COLAS ($.5) minus all payments of principal and interest allocated to such COLAS. The cumulative interest paid per Class A COLA through June 1, 1995 was $.135. The repurchase of the Class B COLAS may be requested of Finance by the holders
of   such   COLAS  on  June  1,  1999  at  a  price  equal  to   125%   of   the
original   principal   amount   of  such  COLAS   ($.5)   minus   all   payments
of principal and interest allocated to such COLAS. Through the date of this report, the cumulative interest paid per Class A and Class B COLA is approximately $.175 and $.175, respectively.

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

       On March 15, 1995, pursuant to the indenture that governs the terms of the COLAS (the "Indenture"), the Company elected to offer to redeem (the "Redemption Offer") all Class A COLAS from the registered holders at the same price as would be required of Finance under the Repurchase Agreement, thereby eliminating Finance's obligation to satisfy the Class A COLA repurchase
options   requested   by   such  holders  as  of   June   1,   1995.    Pursuant
to   the   Redemption  Offer,  and  in  accordance  with  the   terms   of   the
Indenture, the Company was therefore obligated to purchase any and all Class A COLAS submitted pursuant to the Redemption Offer at a price of $.365 per Class A COLA. In conjunction with the Company's Redemption Offer, the Company made a tender offer (the "Tender Offer") to purchase up to approximately $68,000 principal value of the Class B COLAS at a price of $.220 per Class B COLA from COLA holders electing to have their Class A COLAS repurchased. Approximately 229,000 Class A COLAS were submitted for repurchase pursuant to the Redemption Offer and approximately 99,000 Class B COLAS were submitted for repurchase pursuant to the Tender Offer, requiring an aggregate payment by the Company of approximately $105,450 on June 1, 1995. The
Company    used    its   available   cash   to   purchase    Class    B    COLAS
pursuant to the Tender Offer and borrowed $52,000 from Northbrook to purchase Class A COLAS pursuant to the Redemption Offer. As of March 31, 1997, the Company had approximately 156,000 Class A COLAS and approximately 286,000 Class B COLAS outstanding, with a principal balance of approximately $78,000 and $143,000, respectively.

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

      In   October   1993,   Waikele  Golf  Club,  Inc.  ("WGCI"),   a   wholly-
owned subsidiary of the Company that owns and operates the Waikele Golf Course, obtained a five year $20,000 loan facility from two lenders. The loan consisted of two $10,000 amortizing loans. Each loan bore interest only for the first two years and
interest   and   principal   payments   based   upon   an   assumed   20    year
amortization period for the remaining three years. The loans bore interest at prime plus 1/2% and LIBOR (5.5% at March 31, 1997) plus 3%, respectively. In February 1997, WGCI entered into an amended and restated loan agreement with the Bank of Hawaii, whereby the outstanding principal amount of the loan was increased to $25,000, the maturity date was extended to February 2007, the interest rate was changed to LIBOR plus 2% until the fifth anniversary and LIBOR plus 2.5% thereafter and principal is to be repaid based on a 30-year amortization schedule. As of March 31, 1997, the outstanding principal balance was $24,962, with scheduled remaining annual principal maturities of $151 in
1997,   $243  in  1998,  $262  in  1999,  $282  in  2000,  $304  in   2001   and
$23,720 thereafter. The loan is secured by WGCI's assets (the golf course and related improvements and equipment), is guaranteed by the Company, and is considered "Senior Indebtedness" (as defined in the Indenture relating to the COLAS).

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

                                               1996
                                              ------
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

        The Company, its subsidiaries, and their joint ventures reimburse Northbrook, JMB and their affiliates for direct expenses incurred on their behalf, including salaries and salary-
related expenses incurred in connection with the management of the Company's or its subsidiaries' and the joint ventures' operations. The total of such costs was approximately $163 for
the   three   months   ended   March  31,  1997  and  approximately   $154   for
the three months ended March 31, 1996; approximately $163 of such costs were unpaid as of March 31, 1997. In addition, as of March 31, 1997, the other amounts due to affiliates includes $9,106 of income tax payable related to the Class A COLA Redemption Offer
(see note 3). Also, the Company pays a non-accountable reimbursement of approximately $30 per month to JMB or its affiliates in respect of general overhead expense, all of which was paid as of March 31, 1997.

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
                                                                   =========


(10) ADJUSTMENTS

     In the opinion of the Company, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1997 and for the three months ended March 31, 1997 and 1996.

                    AMFAC/JMB FINANCE, INC.

                         Balance Sheets

              March 31, 1997 and December 31, 1996

      (Dollars in thousands, except per share information)

                          (Unaudited)

                          A s s e t s

                                         March 31,     December 31,
                                           1997           1996
                                        -----------    -----------
Cash                                    $        1              1
                                        ==========      =========

     L i a b i l i t y  a n d  S t o c k h o l d e r ` s  E q u i t y

Repurchase obligation (note 2)

Common stock, $1 par value; authorized, issued
 and outstanding - 1,000 shares         $        1             1
                                        ==========      =========

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

      In order to generate additional cash flows for the Company, management has identified certain land parcels that are not included in the Company's long-term development plans. During the three months ended March 31, 1997, the Company generated approximately $2.9 million from these non-strategic land sales. During 1996, the Company generated approximately $18.9 million in land sales, most of which related to non-strategic parcels.

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

      During the first three months of 1997, net cash used in operating activities of $12.1 million and in investing activities of $3.7 million was primarily provided by $10.2 million of long-term financing from the Company's parent and $5.5 million of additional long-term financing related to the refinancing of the WGCI loan (see Note 4).

     During the first three months of 1997, net cash flow used in operating activities was $12.1 million, as compared to net cash used in operating activities of $7.6 million during the first three months of 1996. The $4.5 million decrease in cash flow related to operating activities was primarily due to: (i) an increase in 1997 of the net loss (after adjusting for items not requiring or providing cash) by $4.3 million and (ii) changes in cash flow related to working capital components.

     During the first three months of 1997, net cash flow used in investing activities totaled $3.7 million, principally due to the incurrence of other capitalizable costs related to future land development. During the first three months of 1996, investing activities used net cash of $.6 million, principally due to property additions.

      During the first three months of 1997, net cash flow provided by financing activities totaled $15.0 million, due primarily to $10.2 million of long-term financing from the Company's parent and $5.5 million of additional long-term financing related to the refinancing of the WGCI loan (see
Note 4). During the first three months of 1996, net cash flow provided by financing activities totaled $7.0 million, due primarily to $7.4 million of long-term financing from the Company's parent, partially offset by $.5 million of net repayments of long-term debt.

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

     On March 15, 1995, pursuant to the indenture that governs
the  terms of the COLAS (the "Indenture"), the Company elected to  offer to redeem (the "Redemption Offer") all Class A COLAS from its registered holders. Pursuant to the Redemption Offer, and in accordance with the terms of the Indenture, the Company was therefore obligated to purchase any and all Class
A  COLAS submitted pursuant to the Redemption Offer at a price of $365 per Class A COLA. In conjunction with the Company's Redemption Offer, the Company made a tender offer (the "Tender Offer") to purchase up to approximately $68 million principal value of the Class B COLAS at a price of $220 per Class B COLA from  COLA  holders  electing to  have  their  Class  A  COLAS repurchased. Approximately  229,000  Class  A  COLAS  were
submitted for repurchase pursuant to the Redemption Offer and approximately 99,000 Class B to COLAS were submitted for repurchase pursuant to the Tender Offer, requiring an aggregate payment of the Company of approximately $105 million on June 1,  1995.
The Company  used  its available cash to purchase  Class  B
COLAS pursuant  to  the Tender Offer and borrowed $52  million
from Northbrook  to  purchase  Class  A  COLAS  pursuant   to
the Redemption Offer. As of March 31, 1997, the Company has approximately 156,000 Class A COLAS and approximately
286,000 Class B COLAS outstanding with a principal balance of approximately $78 million and $143 million, respectively.

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

      In addition to the $52 million borrowed from Northbrook to redeem Class A COLAS pursuant to the Redemption Offer (see
Note 3), the Company has also borrowed approximately $18.7 million and $9.8 million during 1996 and 1995, respectively, to fund COLA Base Interest payments and other operational needs. These loans from Northbrook were payable interest only, matured on June 1, 1998 and carried an interest rate per annum equal to the prime interest rate plus two percent.

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

      The Company uses the effective interest method and accrued interest on the COLAS at 4% per annum ("Mandatory Base Interest") for the three months ended March 31, 1996 and 1997. The Company has not generated a sufficient level of Net Cash Flow to pay Base Interest on the COLAS (see Note 3) in excess of 4% ("Contingent Base Interest") from 1990 through the current date. Contingent Base Interest is payable only to the extent of Net Cash Flow (Net Cash Flow for any period is generally an amount equal to 90% of the Company's net cash revenues, proceeds and receipts after payment of cash expenditures, including the Qualified Allowance, other than federal and state income taxes and after the establishment by the Company of reserves) or Maturity Market Value (Maturity Market Value generally means 90% of the excess of the Fair Market Value (as defined below) of the Company's assets at maturity over its liabilities (including Qualified Allowance, but only to the extent earned and payable from Net Cash Flow generated through maturity) at maturity, which liabilities have been incurred in connection with its operations). Approximately $89.9 million of the $97.5 million cumulative deficiency of Contingent Base Interest related to the period from August 31, 1989 (Final Issuance Date) through March 31, 1997 has not been accrued in the accompanying consolidated financial statements as the Company believes that it is not probable at this time that a sufficient level of Net Cash Flow will be generated in the future or that there will be sufficient Maturity Market Value as of December 31, 2008 (the COLA maturity date) to pay any such unaccrued Contingent Base Interest. The following table is a summary of Mandatory Base Interest and Contingent Base Interest for the three months ended March 31, 1997 and the year ended December 31, 1996 (dollars are in millions):

                                         1997      1996
                                        -----     ------
Mandatory Base Interest paid           $  4.4       8.8
Contingent Base Interest paid              --        --
Cumulative deficiency of Contingent
  Base Interest at end of period       $ 97.5      94.2

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

                                        1996
                                        ----
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

      The Company continues to implement certain cost savings measures and to defer development project costs and capital expenditures for longer-term projects. The Company's Property segment is anticipated to expend an additional approximately $14.2 million in project costs during the remainder of 1997. As of March 31, 1997, contractual commitments related to project costs totaled approximately $1.5 million.

     The price of raw sugar that the Company receives is based upon the price of domestic sugar (less delivery and administrative costs) as currently controlled by U.S. Government price supports legislation. On April 4, 1996, President Clinton signed the Federal Agriculture Improvement and Reform Act of 1996 ("the Act"). The Act, which expires in 2002, keeps the loan rate at 18 cents per pound. The "loan rate" refers to the minimum sugar price established by the government, which is supported primarily by the setting of import quotas. In addition, if prices fall below such minimum, the sugar grower is able to receive a 18-cent-per-pound loan, using their crop as collateral, and either repay the loan (with interest) or forfeit the sugar. However, the Act includes certain other adjustments to the sugar program including making crop loans recourse to the producer and repealing marketing allotments which may over time depress the domestic price of raw sugar. There can be no assurance that, in the future, the government price support will not be reduced or eliminated entirely. Such a reduction or an elimination of price supports could have a material adverse affect on the Company's agriculture operations, and possibly could cause the Company to evaluate the cessation of its remaining sugar cane operations.

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

      Accrued  expenses  decreased as of  March  31,  1997  as
compared   to  December  31,  1996,  primarily   due   to   an
approximately $2.2 million decrease in the accrual of COLA interest based on the timing of such payments.

     Long-term debt increased as of March 31, 1997 as compared
to  December  31,  1996, due primarily to  approximately  $5.5 million of proceeds received related to the refinancing of the WGCI loan (see Note 4).

       The current portion of amounts due to affiliates increased as of March 31, 1997 as compared to December 31, 1996 due primarily to approximately $.4 million of pension costs and salary-related costs incurred on behalf of the Company.

      The long-term portion of amounts due to affiliates increased as of March 31, 1997 as compared to December 31, 1996, due primarily to approximately $10.2 million of financing provided by affiliates to fund interest payments and other operational needs (see Note 2).

     AGRICULTURE:

      The Company's Agriculture segment is responsible for activities related to the cultivation, processing and sale of sugar cane and other agricultural products. Agriculture's revenues are primarily derived from the Company's sale of its raw sugar.

     Inventories increased as of March 31, 1997 as compared to December 31, 1996 due to the capitalization of approximately
$6.6 million of planting and other costs and the timing of harvesting of sugar cane.

     Agricultural revenues and cost of sales decreased and the operating income decreased for the three months ended March 31, 1997 as compared to the three months ended March 31, 1996 due to the timing of sugar production and related sales. For the three months ended March 31, 1997, the Company did not harvest or sell any of its sugar cane, which compares to the approximately 12,400 tons sold and 1,600 acres harvested for the three months ended March 31, 1996. The average price of sugar sold for the three months ended March 31, 1996 was approximately $385 per ton.

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

      For the three months ended March 31, 1997 and 1996, the Company generated approximately $2.9 million and $3.1 million of land sales, respectively. For the three months ended March 31, 1997, non-strategic land parcels on Kauai accounted for the approximately $2.9 million in land sales. For the three months ended March 31, 1996, the Company sold 10 homesites at the Kaanapali Golf Estates for $2.4 million, which includes eight homesites for approximately $1.4 million to a developer who plans to construct and sell houses on the lots. Non-strategic land parcels on Kauai and Hawaii accounted for the balance of approximately $.4 million of land sales during the first three months of 1996.

     Land and land improvements decreased as of March 31, 1997 compared to December 31, 1996 due primarily to land sales having a cost basis of $3.0 million.

      Other assets increased as of March 31, 1997 as compared to December 31, 1996 primarily due to a long-term receivable of $2.2 million arising from a land sale during the first quarter of 1997 and deferred costs of $1.6 million related to preliminary planning costs associated with potential future development projects.

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