Form 10-Q
period 1997-09-30
AMFAC JMB HAWAII INC
filed 1997-11-14
CIK 839437

2


             SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q


        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934


For the quarter ended September 30, 1997  Commission File Number 33-24180

                     AMFAC/JMB HAWAII, INC.
      (Exact name of registrant as specified in its charter)


               Hawaii                          99-0217738
    (State  of  organization)     (I.R.S.  Employer  Identification No.)

For the quarter ended September 30, 1997  Commission File Number 33-24180-01

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

As  of  November 14, 1997, each of Amfac/JMB Hawaii, Inc.  and
Amfac/JMB Finance, Inc. had 1,000 shares of Common Stock outstanding. All such Common Stock is owned by its respective parent and not traded on a public market.






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
                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements                                   4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                   22




PART II  OTHER INFORMATION


Item 1.  Legal Proceedings                                34

Item 6.  Exhibits and Reports on Form 8-K                 34


PART I.  FINANCIAL INFORMATION
     ITEM 1.  Financial Statements
                         AMFAC/JMB HAWAII, INC.

                       Consolidated Balance Sheets

                 September 30, 1997 and December 31, 1996
                         (Dollars in Thousands)
                              (Unaudited)

                              A S S E T S
                                         September 30,    December 31,
                                             1997             1996
                                       --------------    --------------
A S S E T S
Current assets:
 Cash and cash equivalents                 $18,561             8,736
 Receivables-net                            11,566             4,741
 Inventories                                41,704            56,808
 Prepaid expenses                            2,598             3,439
                                          --------          --------
     Total current assets                   74,429            73,724
                                          --------          --------
Investments                                 46,536            46,187
                                          --------          --------
Property, plant and equipment:
 Land and land improvements                282,071           289,294
 Machinery and equipment                    61,964            60,981
 Construction in progress                    2,200             1,365
                                          --------          --------
                                           346,235           351,640
 Less accumulated depreciation
 and amortization                           38,001            33,856
                                          --------          --------
                                           308,234           317,784

Deferred expenses, net                      12,197            12,975
Other assets                                37,448            32,935
                                          --------          --------
                                        $  478,844           483,605
                                         ==========        ==========
L I A B I L I T I E S
Current liabilities:
 Accounts payable                       $    6,230             5,719
 Accrued expenses                            7,421             9,274
 Current portion of
 long-term debt                              1,228             1,471



                            AMFAC/JMB HAWAII, INC.

                    Consolidated Balance Sheets - Continued

                      September 30, 1997 and December 31, 1996
                             (Dollars in Thousands)
                                  (Unaudited)

                                          September 30,    December 31,
                                              1997             1996
                                          -------------    -------------
 Current portion of
 deferred income taxes                       4,761             5,422
 Amounts due to affiliates                  10,494             8,905
                                          --------          --------
 Total current liabilities                  30,134            30,791
                                          --------          --------
Amounts due to affiliates                  128,836           103,579
Accumulated postretirement
benefit obligation                          54,713            57,662
Long-term debt                             105,037           100,606
Other long-term liabilities                 35,117            35,501
Deferred income taxes                       86,504            88,345
Certificate of Land
Appreciation Notes                         220,692           220,692
                                          --------          --------
 Total liabilities                         661,033           637,176
                                          --------          --------
Commitments and contingencies
(notes 2, 3, 4, 6, 7 and 8)


S T O C K H O L D E R `S  E Q U I T Y  (D E F I C I T )

Common stock, no par value;
 authorized, issued and
 outstanding 1,000 shares                         1                1
Additional paid-in capital                   (3,113)           6,278
Retained earnings (deficit)                (179,077)        (159,850)
                                          ---------          ---------

 Total stockholder's equity
 (deficit)                                 (182,189)        (153,571)
                                          ---------         ---------
                                         $  478,844          483,605
                                          ============     ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                     AMFAC/JMB HAWAII, INC.
             Consolidated Statements of Operations
    Three and Nine Months Ended September 30, 1997 and 1996
                     (Dollars in Thousands)
                          (Unaudited)

                               Three Months Ended        Nine Months Ended
                                 September 30               September 30
                             --------------------      ---------------------
                                 1997     1996              1997    1996
                               -------   -------          ------   ------
Revenue:
   Agriculture                 $17,508    19,081          25,774    41,513
    Property                    13,880     8,319          33,462    29,902
                               -------   -------         -------    -------
                                31,388    27,400          59,236    71,415
                               -------   -------         -------    -------
Cost of sales:
    Agriculture                18,530     20,573          25,948    42,218
    Property                   12,117      4,547          28,330    18,271
                              -------     -------        --------  -------
                               30,647     25,120          54,278    60,489
Selling, general
and administrative              2,754      3,018           9,332     8,960
Depreciation and
amortization                    1,523      1,539           4,572     4,689
                               -------   -------         -------    -------
Total costs and expenses       34,924     29,677          68,182    74,138

Operating  loss                (3,536)    (2,277)         (8,946)   (2,723)
                               -------    -------         -------   -------
Non-operating income
(expenses):
 Amortization of
   financing costs               (301)      (185)         (1,022)     (952)
  Interest  expense            (7,431)    (6,892)        (21,438)  (20,290)
 Interest income                  206         96             286       258
                               -------    -------        -------   -------
                               (7,526)    (6,981)        (22,174)  (20,984)
                               -------    -------        -------   -------
  Loss  before  taxes         (11,062)    (9,258)        (31,120)  (23,707)

  Income  tax  benefit          4,202      3,327          11,893     8,720
                              -------     -------        -------    -------

Net loss                      $(6,860)    (5,931)        (19,227)  (14,987)
                              ========    =======        =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

                     AMFAC/JMB HAWAII, INC.

             Consolidated Statements of Cash Flows

         Nine Months Ended September 30, 1997 and 1996

                     (Dollars in Thousands)
                          (Unaudited)
                                                   1997            1996
                                                 --------        --------
Cash flows from operating activities:
  Net  loss                                     $(19,227)        (14,987)
 Items not requiring (providing) cash:
   Depreciation and amortization                   4,572           4,689
   Amortization of deferred costs                  1,022             952
   Equity in earnings of investments                  10              23
    Income  tax benefit                          (11,893)         (8,720)
   Deferred interest                                 790           2,883

Changes in:
   Receivables - net                              (6,825)         (4,422)
   Inventories                                    21,998          14,407
   Prepaid expenses                                  841            (928)
   Accounts payable                                  511          (1,901)
   Accrued expenses                               (1,853)          (7,29)
   Amounts due to affiliates                       1,589           5,052
   Other long-term liabilities                    (3,540)         (3,557)
                                                  --------       --------
   Net cash used in
    operating activities                         (12,005)        (13,803)
                                                  --------       --------
Cash flows from investing activities:
 Property additions                               (1,945)         (1,940)
 Property disposals and retirements -
    net                                               29              29
 Investments in joint ventures
 and partnerships                                   (359)           (141)
 Other assets                                     (4,513)         (2,721)
 Other long-term liabilities                        (583)            815
                                                  --------       --------
Net cash used in
 investing activities                             (7,371)         (3,958)
                                                  --------       --------
                    AMFAC/JMB HAWAII, INC.

          Consolidated Statements of Cash Flows - Continued

            Nine Months Ended September 30, 1997 and 1996
                    (Dollars in Thousands)
                         (Unaudited)

                                                    1997           1996
                                                 -------         --------
Cash flows from financing activities:
 Deferred expenses                                  (244)            21
 Net borrowings (repayments) of
 long-term debt                                    4,188         (1,425)
 Amounts due to affiliates                        25,257         18,746
                                                ---------       --------
 Net cash provided by financing
 activities                                       29,201         17,342
                                                ---------       --------
 Net increase (decrease) in cash
 and cash equivalents                              9,825           (419)
 Cash and cash equivalents,
 beginning of year                                 8,736         11,745
                                                ---------       --------
 Cash and cash equivalents,
 end of period                                   $18,561         11,326
                                                =========      ========
Supplemental disclosure of cash flow
information:
 Cash paid for interest
 (net of amount capitalized)                     $14,229         17,290
                                               =========        ========
Schedule of non-cash investing and
 financing activities:
 Transfer of property actively held
 for sale to real estate inventories
 and accrued costs relating to real
 estate sales                                   $ 6,894          2,654
                                               =========       ========




The accompanying notes are an integral part of the consolidated financial statements.

                      AMFAC/JMB HAWAII, INC.

           Notes to Consolidated Financial Statements

                  September 30, 1997 and 1996

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

      The Company's policy is to consider all amounts held with original maturities of three months or less in U.S. Government obligations, certificates of deposit and money market funds (approximately $15,743 and $4,900 at September 30, 1997 and December 31, 1996, respectively) as cash equivalents, which approximates market. These amounts include $2,502 and $1,552 at September 30, 1997 and December 31, 1996, respectively, which were restricted primarily to fund debt service on long-term debt related to the acquisition of power generation equipment (see note 4).

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

      Interest is capitalized to qualifying assets (principally real estate under development) during the period that such assets are undergoing activities necessary to prepare them for their intended use. Such capitalized interest is charged to cost of sales as revenue from the real estate development is recognized. Interest costs of $1,235 and $0 have been capitalized for the nine months ended September 30, 1997 and 1996, respectively.

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

                         AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

(2)  AMOUNTS DUE TO AFFILIATES - FINANCING

      The  approximately $15,097 of remaining acquisition-related financing owed to affiliates had a maturity date of June 1,  1998 and bore interest at a rate per annum based upon the prime interest rate (8.5% at September 30, 1997), plus 1%.

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

     In February 1997 the above noted affiliate loans, along with certain other amounts due Northbrook, were converted into a new ten-year note payable. The new note is payable interest only and accrues interest at the prime rate plus 2%. The Company borrowed an additional $16,628 during the nine months ended September 30, 1997 to fund COLA Mandatory Base Interest payments and other operational needs. The total amount due Northbrook as of September 30, 1997 was $128,836, which includes accrued interest of $8,629. In October 1997, the Company repaid $7,000 of the amount due to Northbrook. Pursuant to the Indenture relating to the COLAS, the amounts borrowed from Northbrook are considered "Senior Indebtedness" to the COLAS.

(3)  CERTIFICATE OF LAND APPRECIATION NOTES

      The COLAS are unsecured debt obligations of the Company. Interest on the COLAS is payable semi-annually on February 28 and August 31 of each year. The COLAS mature on December 31, 2008, and bear interest after the Final Issuance Date (August 31, 1989) at a rate of 10% per annum ("Base Interest") of the outstanding principal balance of the COLAS on a cumulative, non-compounded basis, of which 6% per annum is contingent ("Contingent Base Interest") and payable only to the extent of Net Cash Flow (Net Cash Flow for any period is generally an amount equal to 90% of the Company's net cash revenues, proceeds and receipts after payment of cash expenditures, including the Qualified Allowance (as defined) other than federal and state income taxes and after the establishment by the Company of reserves) or Maturity Market Value (as defined below). The Company has not generated a sufficient level of Net Cash Flow to pay Contingent Base Interest on the COLAS from 1990 through the current date. Approximately $96,476 of the $104,100 cumulative deficiency of Contingent Base Interest related to the period from August 31, 1989 (Final Issuance Date) through September 30, 1997 has not been accrued in the accompanying consolidated financial statements as the Company believes that it is not probable at this time that a sufficient level of Net Cash Flow will be generated in the future or that there will be sufficient Maturity Market Value (as defined below) as of December 31, 2008 (the COLA maturity date) to pay such unaccrued Contingent Base Interest. The following table is a summary of Mandatory Base Interest and Contingent Base Interest for the nine months ended September 30, 1997 and the year ended December 31, 1996:

                                          1997      1996
Mandatory Base Interest paid            $8,828     8,828
Contingent Base Interest paid              --        --
Cumulative deficiency of Contingent
  Base Interest at end of period     $ 104,100    94,169

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

      On March 14, 1989, Amfac/JMB Finance ("Finance"), a wholly-owned subsidiary of Northbrook, and the Company entered into an agreement (the "Repurchase Agreement") concerning Finance's obligations to repurchase, on June 1, 1995 and 1999, the COLAS upon request of the holders thereof. The COLAS were issued in two units consisting of one Class A and one Class B COLA. As specified in the Repurchase Agreement, the repurchase of the Class A COLAS may have been requested by the holders of such COLAS on June 1, 1995 at a price equal to the original principal amount of such COLAS ($.5) minus all payments of principal and interest allocated to such COLAS. The cumulative interest paid per Class A COLA through June 1, 1995 was $.135. The repurchase of the Class B COLAS may be requested of Finance by the holders of such COLAS on June 1, 1999 at a price equal to 125% of the original principal amount of such COLAS ($.5) minus all payments of principal and interest allocated to such COLAS. Through the date of this report, the cumulative interest paid per Class A and Class B COLA is approximately $.185 and $.185, respectively.

      On March 14, 1989, Northbrook entered into a keep-well agreement with Finance, whereby it agreed to contribute sufficient capital or make loans to Finance to enable Finance to meet its COLA repurchase obligations described above. Notwithstanding Finance's repurchase obligations, the Company may elect to redeem any COLAS requested to be repurchased at the specified price.

      On March 15, 1995, pursuant to the indenture that governs the terms of the COLAS (the "Indenture"), the Company elected to offer to redeem (the "Redemption Offer") all Class A COLAS from the registered holders at the same price as would be required of Finance under the Repurchase Agreement, thereby eliminating Finance's obligation to satisfy the Class A COLA repurchase options requested by such holders as of June 1, 1995. Pursuant to the Redemption Offer, and in accordance with the terms of the Indenture, the Company was therefore obligated to purchase any and all Class A COLAS submitted pursuant to the Redemption Offer at a price of $.365 per Class A COLA. In conjunction with the Company's Redemption Offer, the Company made a tender offer (the "Tender Offer") to purchase up to approximately $68,000 principal value of the Class B COLAS at a price of $.220 per Class B COLA from COLA holders electing to have their Class A COLAS repurchased. Approximately 229,000 Class A COLAS were submitted for repurchase pursuant to the Redemption Offer and approximately
99,000 Class B COLAS were submitted for repurchase pursuant to the Tender Offer, requiring an aggregate payment by the Company of approximately $105,450 on June 1, 1995. The Company used its available cash to purchase Class B COLAS pursuant to the Tender Offer and borrowed $52,000 from Northbrook to purchase Class A COLAS pursuant to the Redemption Offer. As of September 30, 1997, the Company had approximately 156,000 Class A COLAS and approximately 286,000 Class
                        AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                        (Dollars in Thousands)

B  COLAS  outstanding, with a principal balance of  approximately
$78,000 and $143,000, respectively.

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

(4)  LONG-TERM DEBT

      In June 1991, the Company obtained a five-year $66,000 nonrecourse loan from the Employees' Retirement System of the State of Hawaii ("ERS"). The loan is secured by a first mortgage on the Kaanapali Golf Courses, and is considered "Senior
Indebtedness" (as defined in the Indenture relating to the COLAS). The loan bore interest at a rate per annum equal to the greater of (i) the base interest rate announced by the Bank of Hawaii on the first of July for each year or (ii) ten percent per annum through September 30, 1993 and nine percent per annum thereafter. The annual interest payments were in excess of the cash flow generated by the Kaanapali Golf Courses.

     In April 1996, the Company reached an agreement with the ERS to amend the loan, extending the maturity date for five years. In exchange for the loan extension, the ERS received the right to participate in the "Net Disposition Proceeds" (as defined) related to the sale or refinancing of the golf courses or at the maturity of the loan. The ERS share of the Net Disposition Proceeds increases from 30% through September 30, 1997, to 40% for the period from July 1, 1997 to September 30, 1999 and to 50% thereafter. The loan amendment effectively adjusted the interest rate as of January 1, 1995 to 9.5% until September 30, 1996. After September 30, 1996, the loan bears interest at a rate per annum equal to 8.73%. The loan amendment requires the Company to pay interest at the rate of 7% for the period from January 1, 1995 to September 30, 1996, 7.5% from July 1, 1996 to September 30, 1997, 7.75% from July 1, 1997 to September 30, 1998 and 8.5%
thereafter ("Minimum Interest"). Accrued Minimum Interest as of September 30, 1997 was $1,289. The scheduled Minimum Interest payments are paid quarterly on the principal balance of the $66,000 loan. The difference between the accrued interest expense and the Minimum Interest payment accrues interest and is payable on an annual basis from excess cash flow, if any, generated from the Kaanapali Golf Courses. The accrued interest payable from excess cash flow was $3,940 as of September 30, 1997. Although the outstanding loan balance remains nonrecourse, certain payments and obligations, such as the Minimum Interest payments and the ERS's share of appreciation, if any, are recourse to the Company. However, the Company's obligations to make future Minimum Interest payments and to pay the ERS a share of appreciation would be terminated if the Company tendered an executed deed to the golf course property to the ERS in accordance with the terms of the amendment.

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                     (Dollars in Thousands)

      In January 1993, The Lihue Plantation Company, Limited ("Lihue") obtained a ten-year $13,250 loan used to fund the acquisition of Lihue's power generation equipment. The $13,250 loan, constituting "Senior Indebtedness" under the COLAS' Indenture, consists of two ten-year amortizing term loans of $10,000 and $3,250, respectively, payable in forty consecutive installments commencing July 1, 1993 in the principal amount of $250 and $81, respectively (plus interest). The remaining balance of the $3,250 loan was fully repaid in January 1997. The $10,000 loan has an outstanding balance of $5,418 as of September 30, 1997 and bears interest at a rate equal to prime rate (8.5% at September 30, 1997) plus three and one half percent. Lihue has purchased an interest rate agreement which protects against fluctuations in interest rates and effectively caps the prime rate at eight percent for the first seven years of the loan agreement. The loan is secured by the Lihue power generation equipment, sugar inventories and receivables, certain other assets and real property of the Company and has limited recourse to the Company and certain other subsidiaries.

     In October 1993, Waikele Golf Club, Inc. ("WGCI"), a wholly-owned subsidiary of the Company that owns and operates the Waikele Golf Course, obtained a five year $20,000 loan facility from two lenders. The loan consisted of two $10,000 amortizing loans. Each loan bore interest only for the first two years and interest and principal payments based upon an assumed 20 year amortization period for the remaining three years. The loans bore interest at prime plus 1/2% and LIBOR (5.6563% at September 30,
1997) plus 3%, respectively. In February 1997, WGCI entered into an amended and restated loan agreement with the Bank of Hawaii, whereby the outstanding principal amount of the loan was increased to $25,000, the maturity date was extended to February 2007, the interest rate was changed to LIBOR plus 2% until the fifth anniversary and LIBOR plus 2.25% thereafter and principal is to be repaid based on a 30-year amortization schedule. As of September 30, 1997, the outstanding principal balance was $24,847, with scheduled remaining annual principal maturities of $38 in 1997, $228 in 1998, 1999, 2000, 2001 and $23,897
thereafter. The loan is secured by WGCI's assets (the golf course and related improvements and equipment), is guaranteed by the Company, and is considered "Senior Indebtedness" (as defined in the Indenture relating to the COLAS).

     In December 1996, Amfac Property Development Corp., a wholly-owned subsidiary of the Company, obtained a $10,000 loan facility from a Hawaii bank. The loan is secured by a mortgage on property under development at the mill-site of Oahu Sugar (the sugar plantation was closed in 1995), and is considered "Senior
Indebtedness" (as defined in the Indenture relating to the COLAS). The loan bears interest at the bank's base rate (8.5% at September 30, 1997) plus .5% and matures on December 1, 1998.


                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                     (Dollars in Thousands)

(5)  SEGMENT INFORMATION

     Agriculture and Property comprise separate industry segments of the Company. "Operating Income-Other" consists primarily of unallocated overhead expenses and "Total Assets-Other" consists primarily of cash and deferred expenses. Total assets at the balance sheet dates and capital expenditures, operating income
(loss) and depreciation and amortization during the nine months ended September 30, 1997 and 1996 are set forth below by each industry segment:

                                       September 30,    December 31,
                                           1997             1996
                                       ---------         ---------
Total Assets:
   Agriculture                         $228,375           239,222
   Property                             223,527           225,372
   Other                                 26,942            19,011
                                       ---------         ---------
                                       $478,844           483,605
                                       =========         =========
                                       Nine Months      Nine Months
                                          Ended             Ended
                                      September 30,     September 30,                                           1997       1996
                                       -----------       -----------
Capital Expenditures:
 Agriculture                            $1,474              1,351
 Property                                  458                589
 Other                                      13                 --
                                        ---------         ---------
                                        $1,945              1,940
                                        =========         =========

Operating income (loss):
 Agriculture                           $(3,562)            (4,235)
 Property                               (2,237)             3,257
 Other                                  (3,147)            (1,745)
                                       ---------          ---------
                                       $(8,946)            (2,723)
                                      ==========          =========
Depreciation and amortization:
 Agriculture                            $2,953              3,095
 Property                                1,574              1,537
 Other                                      45                 57
                                      ---------          ---------
                                        $4,572              4,689
                                      =========          =========

                         AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

(6)  TRANSACTIONS WITH AFFILIATES

      The Company incurred interest expense of approximately $8,629 for the nine months ended September 30, 1997 and approximately $6,520 for the nine months ended September 30, 1996 in connection with the acquisition and additional financing obtained from an affiliate. Approximately $8,629 of such interest was unpaid as of September 30, 1997.

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

                                      1996
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

      The Company, its subsidiaries, and their joint ventures reimburse Northbrook, JMB and their affiliates for direct expenses incurred on their behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's or its subsidiaries' and the joint ventures' operations. The total of such costs was approximately $600 for the nine months ended September 30, 1997 and approximately $463 for the nine months ended September 30, 1996; approximately $600 of such costs were unpaid as of September 30, 1997. In addition, as of September 30, 1997, the other amounts due to affiliates includes $9,106 of income tax payable related to the Class A COLA Redemption Offer (see note 3). Also, the Company pays a non-accountable reimbursement of approximately $30 per month to JMB or its affiliates in respect of general overhead expense, all of which was paid as of September 30, 1997.

       JMB Insurance Agency, Inc. earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those available to the Company in similar dealings with unaffiliated third parties. The total of such commissions for the nine months ended September 30, 1996 was approximately $478 and approximately $657 for the nine months ended September 30, 1997, all of which was paid as of September 30, 1997.

      Northbrook and its affiliates allocate certain charges for services to the Company based upon the estimated level of services. Such charges totaled $733 and $1,252 for the nine months ended September 30, 1997 and September 30, 1996, respectively. The affiliated charges for the third quarter of 1997 were offset by $212 of charges for services provided by the Company for Northbrook or reimbursement of costs paid by the Company on behalf of Northbrook. As of September 30, 1997, on a net basis, the amount due Northbrook totaled approximately $547 related to these services. These services and costs are intended to reflect the Company's separate costs of doing business and are principally related to the inclusion of the Company's employees in the Northbrook pension plan, payment of severance and termination benefits and reimbursement for insurance claims paid on behalf of the Company. All amounts described above, deferred or currently payable, do not bear interest and are expected to be paid in future periods.

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

      The Company's Property segment had contractual commitments (related to project costs) of approximately $4,508 as of September 30, 1997. Additional development expenditures are dependent upon the Company's ability to obtain financing for such costs and on the timing and extent of property development and sales.

      As of September 30, 1997, certain portions of the Company's land not currently under development or used in sugar operations are mortgaged as security for approximately $6,297 of performance bonds related to property development.

                     AMFAC/JMB HAWAII, INC.

     Notes to Consolidated Financial Statements - Concluded

                     (Dollars in Thousands)

(9)  INCOME TAXES

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996 are as follows:


    Deferred tax (assets):
      Postretirement benefits                              $(22,488)
      Interest accruals                                      (2,975)
      Other accruals                                         (3,549)
                                                            ---------
                Total gross deferred tax assets             (29,012)
                                                            ---------
 Deferred tax liabilities:
    Accounts receivable, related to profit on sale of sugar   3,065
      Inventories, principally due to sugar production
       costs, capitalized costs, capitalized interest and
        purchase accounting adjustments                         258
      Plant and equipment, principally due to depreciation
        and purchase accounting adjustments                   8,129
      Land and land improvements, principally due
       to purchase accounting adjustments                    89,537
      Deferred gains, due to installment sales for income
        tax purposes                                          7,429
      Investments in unconsolidated entities, principally
        due to purchase accounting adjustments               14,361
                                                            --------
                Total deferred tax liabilities              122,779
                                                            --------
                Net deferred tax liability                  $93,767
                                                           =========


(10) ADJUSTMENTS

     In the opinion of the Company, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1997 and for the three and nine months ended September 30, 1997 and 1996.

                    AMFAC/JMB FINANCE, INC.

                         Balance Sheets

            September 30, 1997 and December 31, 1996

      (Dollars in thousands, except per share information)

                          (Unaudited)

                          A s s e t s

                                        September 30,   December 31,
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

(2)  REPURCHASE OBLIGATIONS

      On March 14, 1989, Finance and a subsidiary of Northbrook (Amfac/JMB Hawaii, Inc.) entered into an agreement (the "Repurchase Agreement") concerning Finance's obligation (on June 1, 1995 and 1999) to repurchase, upon request of the holders thereof, the Certificate of Land Appreciation Notes due 2008 ("COLAS"), to be issued by Amfac/JMB Hawaii, Inc. in conjunction with the acquisition of Amfac/JMB Hawaii, Inc.. A total aggregate principal amount of $384,737 of COLAS were issued during the offering, which terminated on August 31, 1989. The COLAS were issued in two units consisting of one Class A and one Class B COLA. As specified in the Repurchase Agreement, the repurchase of the Class A COLAS may have been requested of Finance by the holders of such COLAS on June 1, 1995 at a price equal to the original principal amount of such COLAS ($.500) minus all payments of principal and interest allocated to such COLAS. The cumulative interest paid per Class A COLA through June 1, 1995 was $.135. The repurchase of the Class B COLAS may be requested of Finance by the holders of such COLAS on June 1, 1999 at a price equal to 125% of the original principal amount of such COLAS ($.500) minus all payments of principal and interest allocated to such COLAS. To date, the cumulative interest paid per Class A and Class B COLA is approximately $.185 and $.185, respectively.

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

      In order to generate additional cash flows for the Company, management has identified certain land parcels that are not included in the Company's long-term development plans. During the nine months ended September 30, 1997, the Company generated approximately $12.3 million from these non-strategic land sales. During 1996, the Company generated approximately $18.9 million in land sales, most of which related to non-strategic parcels.

      At September 30, 1997, the Company had cash and cash equivalents of approximately $18.6 million.

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

      The Company has placed a relatively large portion of its land holdings on the market to generate cash to finance the Company's operations, to meet debt service requirements and to raise cash for the June 1999 Class B COLAS redemption option. Pursuant to this option, investors can elect to sell back to the Company their Class B COLAS at a specified price (currently estimated to be $410 per $500 Class B COLAS).

      The Company has approximately 12,000 acres of land listed for sale with various brokers. These lands include approximately 8,600 acres on Kauai, 400 acres on Maui and 2,600 acres on the Island of Hawaii. These lands consist primarily of large agricultural and conservation parcels. They represent approximately 25% of the Company's overall Hawaii land holdings. Although these lands represent a significant portion of the Company's overall land portfolio, these properties were not planned for development for at least 15 to 20 years and, therefore, is not expected to result in a material impact on the Company's near or medium term real estate development operations.

     There has been significant interest in many of these parcels and several are under contract for sale. However, these contracts have due diligence investigation periods which have not expired and which allow the purchasers to terminate the agreements. It is difficult to predict how successful the Company will be in selling these lands at acceptable prices. However, in the past the Company has achieved a reasonable level of success with its bulk land sale activities selling almost 7,000 acres in large parcels during the past four years.

     During the first nine months of 1997, cash increased by $9.8 million. Net cash used in operating activities of $12.0 million and in investing activities of $7.4 million was primarily provided by $25.3 million of long-term financing from the Company's parent and $5.0 million of additional long-term financing primarily related to the refinancing of the WGCI loan (see Note 4)partially offset by $.6 million of principal loan repayment on long-term debt.

      During the first nine months of 1997, net cash flow used in operating activities was $12.0 million, as compared to net cash used in operating activities of $13.8 million during the first nine months of 1996. The $1.8 million increase in cash flow related to operating activities was due to: (i) an increase in 1997 of the net loss (after adjusting for items not requiring or providing cash) by $9.7 million partially offset by (ii) changes in cash flow netting to an increase of $11.3 million, which related primarily to working capital components.

      During the first nine months of 1997, net cash flow used in investing activities totaled $7.4 million, principally due to property additions of $1.9 million and an increase in other assets of $4.5 million comprised of approximately $2.7 million of capitalizable costs related to future land developments and $2.2 million from a long-term receivable arising from a land sale in 1997. During the first nine months of 1996, investing activities used net cash of $4.0 million, principally due to property additions of $1.9 million and the incurrence of capitalizable costs related to future land developments of $2.7 million.

     During the first nine months of 1997, net cash flow provided by financing activities totaled approximately $29.2 million, due primarily to $25.3 million of long-term financing from the
Company's parent and $5.0 million of additional long-term financing primarily related to the refinancing of the WGCI loan (see Note 4) partially offest by $.6 million of principal loan repayment on long-term debt. During the first nine months of 1996, net cash flow provided by financing activities totaled $17.3 million, due primarily to $18.7 million of long-term financing from the Company's parent, partially offset by $1.4 million of net repayments of long-term debt.

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

      On March 14, 1989, Amfac/JMB Finance ("Finance"), a wholly-owned subsidiary of Northbrook Corporation ("Northbrook"), and the Company entered into an agreement (the "Repurchase Agreement") concerning Finance's obligations (on June 1, 1995 and
1999)  to  repurchase  the  COLAS upon  request  of  the  holders thereof. The COLAS were issued in two units consisting of one Class A and one Class B COLA. As specified in the Repurchase Agreement, the repurchase of the Class A COLAS may have been requested by the holders of such COLAS on June 1, 1995 at a price equal to the original principal amount of such COLAS ($500) minus all payments of principal and interest allocated to such COLAS. The cumulative interest paid per Class A COLA through June 1, 1995 was $135. The repurchase of the Class B COLAS may be requested of Finance by the holders of such COLAS on June 1, 1999 at a price equal to 125% of the original principal amount of such COLAS ($500) minus all payments of principal and interest allocated to such COLAS. Through the date of this report, the cumulative interest paid per Class A and Class B COLA is approximately $185 and $185, respectively.

      On March 14, 1989, Northbrook entered into a keep-well agreement with Finance, whereby it agreed to contribute sufficient capital or make loans to Finance to enable Finance to meet its COLA repurchase obligations described above. Notwithstanding Finance's repurchase obligations, the Company may elect to redeem any COLAS requested to be repurchased at the specified price.

      On March 15, 1995, pursuant to the indenture that governs the terms of the COLAS (the "Indenture"), the Company elected to offer to redeem (the "Redemption Offer") all Class A COLAS from its registered holders. Pursuant to the Redemption Offer, and in accordance with the terms of the Indenture, the Company was therefore obligated to purchase any and all Class A COLAS submitted pursuant to the Redemption Offer at a price of $365 per Class A COLA. In conjunction with the Company's Redemption Offer, the Company made a tender offer (the "Tender Offer") to purchase up to approximately $68 million principal value of the Class B COLAS at a price of $220 per Class B COLA from COLA holders electing to have their Class A COLAS repurchased. Approximately 229,000 Class A COLAS were submitted for repurchase pursuant to the Redemption Offer and approximately 99,000 Class B COLAS were submitted for repurchase pursuant to the Tender Offer, requiring an aggregate payment of the Company of approximately $105 million on June 1, 1995. The Company used its available cash to purchase Class B COLAS pursuant to the Tender Offer and borrowed $52 million from Northbrook to purchase Class A COLAS pursuant to the Redemption Offer. As of September 30, 1997, the Company has approximately 156,000 Class A COLAS and approximately 286,000 Class B COLAS outstanding with a principal balance of approximately $78 million and $143 million, respectively.

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

     In February 1997 the above noted affiliate loans, along with certain other amounts due Northbrook, were converted into a new ten-year note payable. The new note is payable interest only and accrues interest at the prime rate plus 2%. The Company borrowed an additional $16.6 million during the nine months ended September 30, 1997 to fund COLA Base Interest payments and other operational needs. The total amount due Northbrook as of September 30, 1997 was $128.8 million, which includes accrued interest of $8.6 million. Pursuant to the Indenture relating to the COLAS, the amounts borrowed from Northbrook are considered "Senior Indebtedness" to the COLAS.

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

      In June 1991, the Company obtained a five-year $66 million loan from the Employees' Retirement System of the State of Hawaii ("ERS"). The nonrecourse loan is secured by a first mortgage on the Kaanapali Golf Courses, and is considered "Senior Indebtedness" (as defined in the Indenture relating to the COLAS). The loan bore interest at a rate per annum equal to the greater of (i) the base interest rate announced by the Bank of Hawaii on the first of July for each year or (ii) ten percent per annum through September 30, 1993 and nine percent per annum thereafter. The annual interest payments were in excess of the cash flow generated by the Kaanapali Golf Courses.

     In April 1996, the Company reached an agreement to amend the loan with the ERS, extending the maturity date for five years. In exchange for the loan extension, the ERS received the right to participate in the "Net Disposition Proceeds" (as defined) related to the sale or the refinancing of the golf courses or at the maturity of the loan. The ERS share of the Net Disposition Proceeds increases from 30% from April 1996 through September 30, 1997, to 40% for the period from July 1, 1997 to September 30, 1999 and to 50% thereafter. The loan amendment effectively adjusted the interest rate as of January 1, 1995 to 9.5% until
September 30, 1996. After September 30, 1996, the loan bears interest at a rate per annum equal to 8.73%. The loan amendment requires the Company to pay interest at the rate of 7% for the period from January 1, 1995 to September 30, 1996, 7.5% from July 1, 1996 to September 30, 1997, 7.75% from July 1, 1997 to
September 30, 1998 and 8.5% thereafter ("Minimum Interest"). Accrued Minimum Interest as of September 30, 1997 was $1.3
million. The scheduled Minimum Interest payments are paid quarterly on the principal balance of the $66 million loan. The difference between the accrued interest expense and the Minimum Interest payment accrues interest and is payable on an annual basis from excess cash flow, if any, generated from the Kaanapali Golf Courses. The accrued interest payable from excess cash flow was approximately $3.9 million as of September 30, 1997. Although the outstanding loan balance remains nonrecourse, certain payments and obligations such as the Minimum Interest payments and the ERS's share of appreciation, if any, are recourse to the Company. However, the Company's obligations to make future Minimum Interest payments and to pay the ERS a share of appreciation would be terminated if the Company tendered an executed deed to the golf course property to the ERS in accordance with the terms of the amendment.

     In October 1993, Waikele Golf Club, Inc. ("WGCI"), a wholly-owned subsidiary of the Company that owns and operates the
Waikele Golf Course, obtained a five year $20 million loan facility from two lenders. The loan consisted of two $10 million amortizing loans. Each loan bore interest only for the first two years with interest and principal payments based upon a 20 year amortization period for the remaining three years. The loans bore interest at prime (8.5% at September 30, 1997) plus 1/2% and LIBOR (5.6563% at September 30, 1997) plus 3%, respectively. In February 1997, WGCI entered into an amended and restated loan agreement with the Bank of Hawaii, (they bought out the other lender's interest), whereby the outstanding principal amount of the loan was increased to $25 million, the maturity date was extended to February 2007, the interest rate was changed to LIBOR plus 2% until the fifth anniversary and LIBOR plus 2.25% thereafter and principal will be repaid based on a 30-year amortization schedule. The loan is secured by WGCI's assets (see
Note 4), is guaranteed by the Company and is considered "Senior Indebtedness" (as defined in the COLA Indenture).

      Pursuant to an agreement entered into with the City of Honolulu in 1991 relating to the development of the Company's Waikele project, if the Company sells the Waikele golf course land, depending on the price and certain other contingencies, a payment of up to $15 million might be required to be made to the City to be used to assist in the City's affordable housing developments.

     In December 1996, Amfac Property Development Corp., a wholly-owned subsidiary of the Company, obtained a $10 million loan facility from a Hawaii bank. The loan is secured by a mortgage on property under development at the mill-site of Oahu Sugar (the sugar plantation was closed in 1995), and is considered "Senior Indebtedness" (as defined in the Indenture relating to the COLAS). The loan bears interest at the bank's base rate (8.5% at September 30, 1997) plus .5% and matures on December 1, 1998.

      The Company uses the effective interest method and accrued interest on the COLAS at 4% per annum ("Mandatory Base Interest") for the nine months ended September 30, 1996 and 1997. The Company has not generated a sufficient level of Net Cash Flow to pay Base Interest on the COLAS (see Note 3) in excess of 4% ("Contingent Base Interest") from 1990 through the current date. Contingent Base Interest is payable only to the extent of Net Cash Flow (Net Cash Flow for any period is generally an amount equal to 90% of the Company's net cash revenues, proceeds and receipts after payment of cash expenditures, including the Qualified Allowance, other than federal and state income taxes and after the establishment by the Company of reserves) or Maturity Market Value (Maturity Market Value generally means 90% of the excess of the Fair Market Value (as defined below) of the Company's assets at maturity over its liabilities (including Qualified Allowance, but only to the extent earned and payable from Net Cash Flow generated through maturity) at maturity, which liabilities have been incurred in connection with its operations). Approximately $96.5 million of the $104.1 million cumulative deficiency of Contingent Base Interest related to the period from August 31, 1989 (Final Issuance Date) through September 30, 1997 has not been accrued in the accompanying consolidated financial statements as the Company believes that it is not probable at this time that a sufficient level of Net Cash Flow will be generated in the future or that there will be sufficient Maturity Market Value as of December 31, 2008 (the COLA maturity date) to pay any such unaccrued Contingent Base Interest. The following table is a summary of Mandatory Base Interest and Contingent Base Interest for the nine months ended September 30, 1997 and the year ended December 31, 1996 (dollars are in millions):

                                        1997      1996
Mandatory Base Interest paid          $  8.8       8.8
Contingent Base Interest paid             --        --
Cumulative deficiency of Contingent
  Base Interest at end of period      $104.1      94.2

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

                                   1996
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

       The Company continues to implement certain cost savings measures and to defer development project costs and capital expenditures for longer-term projects. The Company's Property segment is anticipated to expend an additional approximately $4.8 million in project costs during the remainder of 1997. As of September 30, 1997, contractual commitments related to project costs totaled approximately $4.5 million.

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

      The sugar industry in Hawaii has experienced significant difficulties during the past several years. Growers in Hawaii have struggled with the high costs of production, which have led to the closure of several plantations, including the Company's sugar operations on Oahu in 1995. The Company has tried to address these challenges through a number of different measures, including a restructuring in 1995, whereby its two Kauai plantations were consolidated and all of its sugar operations (including the Maui plantation) were changed to a seasonal mode. Currently the Company is exploring modifications to the terms of its agreement with the International Longshoreman's & Warehouseman's Union ("ILWU"), which represents approximately 85% of the Company's agricultural employees. The Company and the ILWU have agreed to meet during the summer and fall of 1997 to discuss various ideas on how to make operations profitable. After these discussions are completed, negotiations for a new labor contract will begin in late 1997 (the current labor agreement expires on February 1, 1998). Although the Company is hopeful that it will reach a consensus on operational changes that can be reflected in a new labor agreement, there can be no assurance that sufficient changes will be identified or agreed upon. The absence of a new labor agreement with significant modifications from the existing agreement would cause the Company to evaluate the cessation of its sugar operations.

      In early March 1997, the Company announced a restructuring that has resulted in the creation of six separate operating entities in the following businesses: Sugar, Golf, Coffee, Water, Land Management and Real Estate Development. The Company also formed a corporate services division to handle accounting, MIS, human resources, tax and other administrative functions for the six operating groups. The Company believes it will operate more effectively as several smaller entrepreneurial-minded entities, rather than as one large, diverse conglomerate. Approximately four percent of the Company's total employees were released as part of the restructuring, which is expected to result in annual payroll savings of approximately $1.1 million. The Company incurred termination costs of approximately $.6 million related to the restructuring during the first quarter of 1997.

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

      Long-term debt increased as of September 30, 1997 as compared to December 31, 1996, due primarily to the approximately $5.5 million of proceeds received related to the refinancing of the WGCI loan (see Note 4) offset in part by principal payments made on long-term debt.

     The long-term portion of amounts due to affiliates increased as of September 30, 1997 as compared to December 31, 1996, due primarily to $16.6 million of financing provided by affiliates to fund interest payments and other operational needs and the deferral of approximately $5.4 million of interest on the affiliate financing, which was added to the outstanding principal (see Note 6).

     AGRICULTURE:

       The Company's Agriculture segment is responsible for activities related to the cultivation, processing and sale of sugar cane and other agricultural products. Agriculture's revenues are primarily derived from the Company's sale of its raw sugar.

      The overall decrease in production for the year was offset in part by an 10% increase in acres harvested for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996.

      Receivables increased as of September 30, 1997 as compared to December 31, 1996 primarily due to the timing of the harvest of sugar cane and the subsequent payment for the delivery of raw sugar.

     Agricultural revenues and cost of sales decreased for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996 due to a decrease in tons produced and to the timing of sugar production and related sales. For the nine months ended September 30, 1997, the Company sold approximately 66,400 tons of sugar, a 38% decrease over the same period in 1996. The average price of sugar sold for the nine months ended September 30, 1997 of approximately $357 represents a 5% decrease over the average price for the nine months ended September 30, 1996. The Company harvested approximately 9,200 and 10,300 acres for the nine months ended September 30, 1997 and 1996, respectively.

     For the three months ended September 30, 1997, the Company sold approximately 46,400 tons of sugar, a 3% decrease over the same period in 1996. The average price of sugar sold for the three months ended September 30, 1997 of approximately $356 represents a 5% decrease over the average price for the three months ended September 30, 1996. The Company harvested approximately 5,400 and 4,900 acres for the three months ended September 30, 1997 and 1996, respectively.

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

      For the nine months ended September 30, 1997 and 1996, the Company generated approximately $16.3 million and $12.3 million of land sales, respectively. Approximately $5.2 million of land sales for the nine months ended September 30, 1997 related to the remaining four ocean front lots in Kaanapali (see discussion below), approximately $4.0 million of land sales related to Kaanapali Golf Estates and the remaining $7.1 million was primarily from the sale of non-strategic land parcels on Kauai and Hawaii. For the nine months ended September 30, 1996, approximately $5.5 million of land sales related to Kaanapali Golf Estates and the remaining $6.5 million was primarily from the sale of non-strategic land parcels on Kauai, Oahu and Hawaii. Property revenues also include the operations of the three golf courses owned by the Company, which accounted for total revenues of $11.8 million and $11.7 million for the nine months ended September 30, 1997 and 1996, respectively.

      For the three months ended September 30, 1997, the Company generated approximately $4.0 million of land sales related to its development in Kaanapali Golf Estates and the remaining $2.7 million was primarily from the sale of non-strategic land parcels on Kauai and Hawaii. For the three months ended September 30, 1996, the Company generated approximately $2.6 million of land sales related to the sale of non-strategic land parcels on Kauai, Oahu and Hawaii. The Company has entered into contracts to sell bulk parcels of land on Maui and Kauai for approximately $30 million in aggregate. The closings are anticipated to take place during the 1st quarter of 1998. There can be no assurance that such sales will be consummated.

      Land and inventory decreased as of September 30, 1997 compared to December 31, 1996 due primarily to land sales having a cost basis of $14.3 million, offset in part by expenditures related to the light industrial subdivision project on the former mill site at Oahu Sugar Company.

      Other assets increased as of September 30, 1997 as compared to December 31, 1996 primarily due to a long-term receivable of $2.2 million arising from a land sale in 1997 and deferred costs of $2.3 million related to preliminary planning costs associated with potential future development projects.

     Property sales and cost of sales increased for the three and nine months ended September 30, 1997 as compared to the three and nine months ended September 30, 1996, however, operating income deteriorated due to lower margins realized on property sold during 1997.

MAUI ACTIVITY

      The planned development of the Company's land on Maui is expected to be longer term in nature. As Maui is less populated than Oahu and more dependent on the resort/tourism industry, much of the Company's land is intended for resort and resort-related uses. Due to overall economic conditions and trends in tourism, demand for these land uses has not been strong. The Company's currently available homesite inventory on Maui, which is targeted to the second home buyer, has experienced slower sales activity to date than originally expected. The Company's competitors on Maui have also experienced slow sales activity in the second home market. The Company is continuing to evaluate its planned products and the timing of development of its land holdings in light of the current weak market demand and the capital resources needed for future development.

       The Company is marketing Kaanapali Golf Estates, a residential community that is part of South Beach Mauka adjacent to the Kaanapali Beach Resort in West Maui. The Company obtained final subdivision approval for a 32 lot subdivision of a parcel referred to as "17B" at Kaanapali Golf Estates in May 1997. Fifteen of these lots closed in August and September 1997 for sales prices of $.15 million to $.17 million per lot totaling $2.5 million. The Company commenced onsite construction of the subdivision improvements for parcel 17B in August 1997 and is
expected   to  be  completed  in  March  1998,  at  a   cost   of
approximately $1.6 million. In addition, four lots in an adjacent parcel (referred to as "Parcel 14") closed in August 1997 for sales prices ranging from $.25 million to $.6 million totaling approximately $1.5 million. An additional 2 lots in Parcel 14 are in escrow and expected to close by the end of 1997, for sales prices ranging from approximately $.25 million to .6 million.
      In 1995, the Company subdivided an ocean front parcel in Kaanapali into six single family homesites of approximately one acre each. Sales of two of the lots in the project closed in December 1995, generating total sales proceeds of approximately $4.1 million. The Company sold the four remaining lots to a local builder in June 1997 for a price of $5.2 million.

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

      The Company is seeking final approvals to develop a time-share resort on 14 acres of the North Beach property (the "Site"). A land option/purchase agreement was entered into with Tobishima in October 1996. This agreement gives the Company an option to purchase Tobishima's 50% interest in the Site for $7 million. The Company does not expect to consummate the purchase until all discretionary land use permits are received for development of the time-share resort. In accordance with the land option/purchase agreement, the Company has made nonrefundable deposits of $.2 million (which may be applied to the purchase price) to keep the option available through December 31, 1997. Additional nonrefundable deposits may be made to extend the option through August 31, 2000. On March 12, 1997, the Company filed an application for a special management area use permit with the County of Maui ("SMA Permit") for the time-share resort. A public hearing was held on the SMA Permit on July 10, 1997. Although there was a significant amount of testimony both for and against the project, a final decision was not made on the SMA Permit by the Maui Planning Commission at the public hearing. Instead, "intervention status" was granted to several parties who presented their specific objections to the SMA Permits in a judicial process commentary known as a "contested case" hearing, which was held in September and October 1997. Final Maui Planning Commission action on the Company's SMA Permit application is not anticipated until the first quarter of 1998. Although there is no assurance that the SMA Permit will be received (and that if such Permit is received, that its terms will be acceptable to the Company), management is optimistic that the Company will receive the necessary approvals to proceed with the project.

     In September 1997, the Company and Tobishima entered into an agreement with Maui County providing the County with the option to purchase 33 acres at North Beach (separate from the Site) for $15 million. The County cannot exercise its option to purchase unless and until the Company receives the SMA Permit. The acquisition of the 33 acres by the County would reduce the overall density of the North Beach development by approximately one-third. The Mayor of Maui County and the County Council have agreed that, assuming the reduction in density were to be effected, the infrastructure upgrades proposed by the Company would be sufficient for the development of the time-share resort.

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

      In connection with certain of the Company's land use approvals on Maui, the Company has agreed to provide additional housing on Maui in the affordable price range, and to participate in the funding of the design and construction of the planned bypass highway extending from Lahaina to Kaanapali. The Company has entered into a development agreement with the State Department of Transportation covering the Company's participation in the design and construction of the bypass highway development. It is anticipated that, upon the receipt of government approvals, the Company will expend up to $3.5 million (in the aggregate), of which approximately $1.5 million has been spent as of September 30, 1997, toward the design of the bypass highway and/or the widening of the existing highway. The Company has committed another $6.7 million for the construction of the bypass highway, subject obtaining future entitlements on Maui. The development and construction of the bypass highway is expected to be a long-term project that will not be completed until the year 2004 or later.

OAHU ACTIVITY

      The Company is currently developing the approximately 60 acres of fee simple land it owns at the mill-site of Oahu Sugar Company (which was shut down in 1995). The Company has received zoning for a light industrial subdivision on an approximately 37-acre portion of the property, which excludes property containing the sugar mill and adjacent buildings. In connection with the development of this property, the Company has received state land use urbanization for the entire 60-acre site. Marketing the first twenty lots within the light industrial subdivision commenced in August 1997. To date, the Company has received significant interest from potential buyers, however, the Company has not received any firm offers on these lots. The infrastructure for these first twenty lots is expected to cost approximately $5.9 million, of which $2.1 million has been spent through September 30, 1997. In addition, the Company has begun the process of seeking the necessary government approvals for the redevelopment of the remainder of the mill-site parcels, including planned commercial, public and quasi-public uses.

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

      After several years of processing, including about nine months of hearings, the Commission issued a draft decision in July 1997. The decision was not favorable to the landowners and WIC as it permits only a limited amount of water to be transported through the Waiahole System (approximately one-third of its capacity). At this low level and with the pricing provided for in the agreement between WIC and the Users, it is doubtful that WIC could generate enough revenues to cover its annual operating and maintenance costs of approximately $1 million per year.

      At this junction, the landowners and other supporting parties, including the City and County of Honolulu and the State Department of Agriculture, will work to have the Commission re-consider their draft decision. In the interim, WIC has decided to terminate the Users' agreement. After the Commission issues its final decision, WIC will then decide whether to re-negotiate the price for delivery of water through the system. Finally, if improvements cannot be made in either the pricing or volume of Waiahole System water, WIC will be forced to consider closing down the system or operating the system on a very limited basis. Such closing or limitation of the Waiahole System would not have a material adverse effect on the Company's financial condition or on its results of operations.

KAUAI ACTIVITY

     In May 1996, Kauai County approved the Company's application to zone 552 acres of land on Kauai for a mixed use, master planned community which will include a variety of both affordable and market rate residential units, commercial and industrial projects and a number of community and public based facilities. However, before construction can commence, the Company must satisfy several conditions imposed during the approval process and obtain additional administrative development permits for requirements such as grading and subdivision. The Company does not plan to pursue those final permits until the real estate market on Kauai improves. Once construction commences, subject to market conditions, the project is expected to span over 20 years.

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

**********     Previously filed as exhibit to the Company's  Form
10-Q report under the Securities Act of 1934 (File No. 33-24180) filed on November 14August 13, 1996 and hereby incorporated by reference.

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


                   AMFAC/JMB HAWAII, INC.




                   By:  Edward J. Kroll
                        Vice President
                   Date: November 14, 1997


      Pursuant  to  the  requirements of the Securities  Exchange
Act   of  1934,  this  report  has  been  signed  below  by   the
following person in the capacity and on the date indicated.




                        Edward J. Kroll
                        Principal Accounting Officer
                   Date: November 14, 1997

                           SIGNATURES



      Pursuant  to  the requirements of Section 13  or  15(d)  of the  Securities  Exchange  Act of  1934,  the  Company  has  duly
caused   this  report  to  be  signed  on  its  behalf   by   the
undersigned, thereunto duly authorized.


                   AMFAC/JMB FINANCE, INC.




                   By:  Edward J. Kroll
                        Vice President
                   Date: November 14, 1997


      Pursuant  to  the  requirements of the Securities  Exchange
Act   of  1934,  this  report  has  been  signed  below  by   the
following person in the capacity and on the date indicated.




                        Edward J. Kroll
                        Principal Accounting Officer
                   Date: November 14, 1997
                           SIGNATURES



      Pursuant  to  the requirements of Section 13  or  15(d)  of the  Securities  Exchange  Act of  1934,  the  Company  has  duly
caused   this  report  to  be  signed  on  its  behalf   by   the
undersigned, thereunto duly authorized.


                   Kaanapali Coffee Estates, Inc.




                   By:  Edward J. Kroll
                        Vice President
                   Date: November 14, 1997


      Pursuant  to  the  requirements of the Securities  Exchange
Act   of  1934,  this  report  has  been  signed  below  by   the
following person in the capacity and on the date indicated.




                        Edward J. Kroll
                        Principal Accounting Officer
                   Date: November 14, 1997

                           SIGNATURES



      Pursuant  to  the requirements of Section 13  or  15(d)  of the  Securities  Exchange  Act of  1934,  the  Company  has  duly
caused   this  report  to  be  signed  on  its  behalf   by   the
undersigned, thereunto duly authorized.


                   AMFAC PROPERTY DEVELOPMENT CORP.




                   By:  Edward J. Kroll
                        Vice President
                   Date: November 14, 1997


      Pursuant  to  the  requirements of the Securities  Exchange
Act   of  1934,  this  report  has  been  signed  below  by   the
following person in the capacity and on the date indicated.




                        Edward J. Kroll
                        Principal Accounting Officer
                   Date: November 14, 1997

                           SIGNATURES



      Pursuant  to  the requirements of Section 13  or  15(d)  of the  Securities  Exchange  Act of  1934,  the  Company  has  duly
caused   this  report  to  be  signed  on  its  behalf   by   the
undersigned, thereunto duly authorized.


                   AMFAC PROPERTY INVESTMENT CORP.




                   By:  Edward J. Kroll
                        Vice President
                   Date: November 14, 1997


      Pursuant  to  the  requirements of the Securities  Exchange
Act   of  1934,  this  report  has  been  signed  below  by   the
following person in the capacity and on the date indicated.



                        Edward J. Kroll
                        Principal Accounting Officer
                   Date: November 14, 1997

                           SIGNATURES



      Pursuant  to  the requirements of Section 13  or  15(d)  of the  Securities  Exchange  Act of  1934,  the  Company  has  duly
caused   this  report  to  be  signed  on  its  behalf   by   the
undersigned, thereunto duly authorized.


                   AMFAC LAND COMPANY, LTD.




                   By:  Edward J. Kroll
                        Vice President
                   Date: November 14, 1997


      Pursuant  to  the  requirements of the Securities  Exchange
Act   of  1934,  this  report  has  been  signed  below  by   the
following person in the capacity and on the date indicated.




                        Edward J. Kroll
                        Principal Accounting Officer
                   Date:  November 14, 1997

                           SIGNATURES



      Pursuant  to  the requirements of Section 13  or  15(d)  of the  Securities  Exchange  Act of  1934,  the  Company  has  duly
caused   this  report  to  be  signed  on  its  behalf   by   the
undersigned, thereunto duly authorized.


                   AMFAC VACATIONS MANAGERS, INC.




                   By:  Edward J. Kroll
                        Vice President
                   Date: November 14, 1997


      Pursuant  to  the  requirements of the Securities  Exchange
Act   of  1934,  this  report  has  been  signed  below  by   the
following person in the capacity and on the date indicated.




                        Edward J. Kroll
                        Principal Accounting Officer
                   Date: November 14, 1997

                           SIGNATURES



      Pursuant  to  the requirements of Section 13  or  15(d)  of the  Securities  Exchange  Act of  1934,  the  Company  has  duly
caused   this  report  to  be  signed  on  its  behalf   by   the
undersigned, thereunto duly authorized.


                   KAANAPALI WATER CORPORATION




                   By:  Edward J. Kroll
                        Vice President
                   Date: November 14, 1997


      Pursuant  to  the  requirements of the Securities  Exchange
Act   of  1934,  this  report  has  been  signed  below  by   the
following person in the capacity and on the date indicated.




                        Edward J. Kroll
                        Principal Accounting Officer
                   Date:  November 14, 1997

                           SIGNATURES



      Pursuant  to  the requirements of Section 13  or  15(d)  of the  Securities  Exchange  Act of  1934,  the  Company  has  duly
caused   this  report  to  be  signed  on  its  behalf   by   the
undersigned, thereunto duly authorized.


                   KEKAHA SUGAR COMPANY, LIMITED




                   By:  Edward J. Kroll
                        Vice President
                   Date: November 14, 1997


      Pursuant  to  the  requirements of the Securities  Exchange
Act   of  1934,  this  report  has  been  signed  below  by   the
following person in the capacity and on the date indicated.




                        Edward J. Kroll
                        Principal Accounting Officer
                   Date: November 14, 1997

                           SIGNATURES



      Pursuant  to  the requirements of Section 13  or  15(d)  of the  Securities  Exchange  Act of  1934,  the  Company  has  duly
caused   this  report  to  be  signed  on  its  behalf   by   the
undersigned, thereunto duly authorized.


                   H. HACKFELD & CO., LTD.




                   By:  Edward J. Kroll
                        Vice President
                   Date: November 14, 1997


      Pursuant  to  the  requirements of the Securities  Exchange
Act   of  1934,  this  report  has  been  signed  below  by   the
following person in the capacity and on the date indicated.




                        Edward J. Kroll
                        Principal Accounting Officer
                   Date:  November 14, 1997

                           SIGNATURES



      Pursuant  to  the requirements of Section 13  or  15(d)  of the  Securities  Exchange  Act of  1934,  the  Company  has  duly
caused   this  report  to  be  signed  on  its  behalf   by   the
undersigned, thereunto duly authorized.


                   THE LIHUE PLANTATION COMPANY, LIMITED




                   By:  Edward J. Kroll
                        Vice President
                   Date: November 14, 1997


      Pursuant  to  the  requirements of the Securities  Exchange
Act   of  1934,  this  report  has  been  signed  below  by   the
following person in the capacity and on the date indicated.




                        Edward J. Kroll
                        Principal Accounting Officer
                   Date: November 14, 1997

                           SIGNATURES



      Pursuant  to  the requirements of Section 13  or  15(d)  of the  Securities  Exchange  Act of  1934,  the  Company  has  duly
caused   this  report  to  be  signed  on  its  behalf   by   the
undersigned, thereunto duly authorized.


                   OAHU SUGAR COMPANY, LIMITED




                   By:  Edward J. Kroll
                        Vice President
                   Date: November 14, 1997


      Pursuant  to  the  requirements of the Securities  Exchange
Act   of  1934,  this  report  has  been  signed  below  by   the
following person in the capacity and on the date indicated.




                        Edward J. Kroll
                        Principal Accounting Officer
                   Date:  November 14, 1997

                           SIGNATURES



      Pursuant  to  the requirements of Section 13  or  15(d)  of the  Securities  Exchange  Act of  1934,  the  Company  has  duly
caused   this  report  to  be  signed  on  its  behalf   by   the
undersigned, thereunto duly authorized.


                   PIONEER MILL COMPANY, LIMITED




                   By:  Edward J. Kroll
                        Vice President
                   Date:    November 14, 1997


      Pursuant  to  the  requirements of the Securities  Exchange
Act   of  1934,  this  report  has  been  signed  below  by   the
following person in the capacity and on the date indicated.




                        Edward J. Kroll
                        Principal Accounting Officer
                   Date:  November 14, 1997

                           SIGNATURES



      Pursuant  to  the requirements of Section 13  or  15(d)  of the  Securities  Exchange  Act of  1934,  the  Company  has  duly
caused   this  report  to  be  signed  on  its  behalf   by   the
undersigned, thereunto duly authorized.


                   PUNA SUGAR COMPANY, LIMITED




                   By:  Edward J. Kroll
                        Vice President
                   Date: November 14, 1997


      Pursuant  to  the  requirements of the Securities  Exchange
Act   of  1934,  this  report  has  been  signed  below  by   the
following person in the capacity and on the date indicated.




                        Edward J. Kroll
                        Principal Accounting Officer
                   Date:  November 14, 1997

                           SIGNATURES



      Pursuant  to  the requirements of Section 13  or  15(d)  of the  Securities  Exchange  Act of  1934,  the  Company  has  duly
caused   this  report  to  be  signed  on  its  behalf   by   the
undersigned, thereunto duly authorized.


                   WAIAHOLE IRRIGATION COMPANY, LIMITED




                   By:  Edward J. Kroll
                        Vice President
                   Date: November 14, 1997


      Pursuant  to  the  requirements of the Securities  Exchange
Act   of  1934,  this  report  has  been  signed  below  by   the
following person in the capacity and on the date indicated.




                        Edward J. Kroll
                        Principal Accounting Officer
                   Date: November 14, 1997

                           SIGNATURES



      Pursuant  to  the requirements of Section 13  or  15(d)  of the  Securities  Exchange  Act of  1934,  the  Company  has  duly
caused   this  report  to  be  signed  on  its  behalf   by   the
undersigned, thereunto duly authorized.


                   WAIKELE GOLF CLUB, INC.




                   By:  Edward J. Kroll
                        Vice President
                   Date: November 14, 1997


      Pursuant  to  the  requirements of the Securities  Exchange
Act   of  1934,  this  report  has  been  signed  below  by   the
following person in the capacity and on the date indicated.




                   Edward J. Kroll
                   Principal Accounting Officer
                   Date:  November 14, 1997