Form 10-K405
period 1997-12-31
AMFAC JMB HAWAII INC
filed 1998-03-31
CIK 839437

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                           FORM 10-K

         Annual Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934

For  the  fiscal  year  ended December 31, 1997  Commission  File
Number 33-24180

                    AMFAC/JMB HAWAII, L.L.C.
     (Exact name of registrant as specified in its charter)

        Hawaii                                      36-3109397
    (State    of   organization)      (I.R.S.   Employer Identification No.)

For the fiscal year ended December 31, 1997
Commission FileNumber 33-24180-01

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

As of March 31, 1998, all of Amfac/JMB Hawaii L.L.C.'s membership interest is solely owned by Northbrook Corporation, an Illinois corporation, and not traded on a public market.

As of March 31, 1998, Amfac/JMB Finance, Inc. had 1,000 shares of
Common Stock outstanding. All such Common Stock is owned by its parent and not traded on a public market.

The Additional Registrants listed on the following page meet the conditions set forth in General Instruction I1(a) and (b) of Form
10-K and therefore are filing this form with reduced disclosure format.

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

Amfac Land        Hawaii           99-0185633     900 North Michigan Avenue
Company Limited.                                  Chicago, Illinois 60611
                                                  312/440-4800

Amfac Property    Hawaii           99-0150751     900 North Michigan Avenue
Development Corp.                                 Chicago, Illinois 60611
                                                  312/440-4800

Amfac  Property   Hawaii           99-0202331     900 North Michigan Avenue
 Investment                                       Chicago, Illinois 60611
 Corp.                                            312/440-4800

H. Hackfeld       Hawaii           99-0037425     900 North Michigan Avenue
 & Co., Ltd.                                      Chicago, Illinois 60611
                                                  312/440-4800

Kaanapali Estate  Hawaii           99-0176334     900 North Michigan Avenue
 Coffee, Inc.                                     Chicago, Illinois 60611
                                                  312/440-4800

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



                      TABLE OF CONTENTS


                                                                       Page

PART I

Item 1.    Business                                                      1

Item 2.    Properties                                                    8

Item 3.    Legal Proceedings                                            13

Item 4.    Submission of Matters to a Vote of Security Holders          13


PART II

Item 5.    Market for the Company's and Finance's Common
              Equity  and Related Security Holder  Matters              13

Item 6.    Selected Financial Data                                      14

Item 7.    Management's  Discussion  and   Analysis   of
           Financial  Condition and Results  of  Operations             15

Item 8.    Financial Statements and Supplementary  Data                 26

Item 9.    Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                         59


PART III

Item 10.   Directors and Executive Officers  of  the  Registrant        60

Item 11.   Executive Compensation                                       62

Item 12.   Security Ownership of Certain Beneficial Owners and
            Management                                                  63

Item 13.   Certain Relationships and Related  Transactions              63


PART IV

Item 14.   Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K                                        66


SIGNATURES                                                              67

PART I

Item 1.  Business

      Amfac/JMB Hawaii, L.L.C. (the "Company") is a Hawaii limited liability company. The Company is wholly-owned by Northbrook Corporation. The primary business activities of the Company are land development and sales, golf course management and agriculture. The Company owns approximately 43,000 acres of land located on the islands of Oahu, Maui, Kauai and Hawaii in the State of Hawaii. All of this land is held by the Company's wholly-owned subsidiaries. In addition to its owned lands, the Company leases approximately 55,000 acres of land used primarily in conjunction with its agricultural operations. The Company's operations are subject to significant government regulation.

           In early March 1997, the Company restructured its operations into the following six separate operating divisions:
Sugar, Golf, Coffee, Water, Land Management and Real Estate Development. The Company also formed a corporate services division to provide accounting, MIS, human resources, tax and other administrative services for the six operating groups. The Company believes it will operate more effectively as several smaller entrepreneurial-minded divisions. Approximately four percent(4%) of the Company's total employees were released as part of the restructuring, which has resulted in annual payroll savings of approximately $1.1 million. The Company incurred termination costs of approximately $0.6 million related to the restructuring during the first quarter of 1997. At December 31, 1997, the Company and its subsidiaries employed 845 persons.

     In February 1998, the Company announced the relocation of the headquarters for its real estate development division from Honolulu to Kaanapali, Maui. Due to poor market conditions on Kauai and a shortage of land inventory on Oahu, the focus of the Company's land development operations is expected to be on Maui. In connection with the office re-location, four executives and one administrative person resigned their positions with the Company. The Company is currently organizing a management team for the Maui development office, which will be smaller in number than the staff was on Oahu. At the request of the Company, two of the resigning executives have agreed to assist with the move and transition of the headquarters to Maui. These changes are expected to result in one-time termination and relocation costs of $.5 million during 1998. Annual recurring cost savings are expected to be approximately $.7 million from lower compensation, rent and other employee-related costs.

     The Company is the successor to Amfac/JMB Hawaii, Inc. ("A/J Hawaii"). On March 3, 1998, A/J Hawaii was merged (the "Merger") with and into the Company pursuant to an Agreement and Plan of Merger dated February 27, 1998 (the "Merger Agreement") by and between A/J Hawaii and the Company (which was then named Amfac/JMB Mergerco, L.L.C.). The Merger was consummated to change the Company's form of entity from a corporation to a limited liability company. The Company was a nominally capitalized limited liability company which was formed on December 24, 1997, solely for the purpose of effecting the Merger. The Company succeeded to all the assets and liabilities of A/J Hawaii in accordance with the Hawaii Business Corporation Act and the Hawaii Uniform Limited Liability Company Act. In addition, A/J Hawaii, the Company, The First National Bank of Chicago (the "Trustee") and various guarantors entered into a Second Supplemental Indenture dated as of March 1, 1998, pursuant to which the Company expressly assumed all obligations of A/J Hawaii under the Indenture dated as of March 14, 1989, as amended (the "Indenture") by and among A/J Hawaii, the Trustee and the guarantors named therein and the Certificates of Land Appreciation Notes due 2008 Class A (the "Class A COLAS") and the Certificates of Land Appreciation Notes Class B (the "Class B COLAS" and, collectively, with the Class A COLAS the "COLAS"). The Merger did not require the consent of the holders of the COLAS under the terms of the Indenture. The Company has succeeded to A/J Hawaii's reporting obligations under the Securities Exchange Act of 1934, as amended. Unless otherwise indicated, references to the Company prior to March 3, 1998 shall mean A/J Hawaii and A/J Hawaii's subsidiaries.

     The real estate development and agricultural operations of the Company comprise its two primary industry segments, "Property" and "Agriculture", respectively. The Company segregates total revenues, operating income (loss), total assets, capital expenditures and depreciation and amortization by each industry segment. The Company owns no patents, trademarks, licenses or franchises which are material to its business.

     All references to "Notes" are to Notes to the Consolidated
Financial Statements contained in this report.

                           PROPERTY.

     The Company's Property segment is responsible for land planning; obtaining land use, zoning and other governmental approvals; development activities; selling or financing developed and undeveloped land parcels; and the management and operation of the Company's golf course facilities. The Land Management, Real Estate Development and Golf Divisions make up the Property segment. In general, the Company maintains and manages its land holdings until: (i) market conditions are favorable for their sale, or (ii) a feasible development plan can be formed and approved. Once the Company has obtained the necessary development approvals ("entitlements"), the Company may elect to either sell the land with its entitlements or develop all or a portion of the land. In the past, the Company has typically done "horizontal" development work, including site work (e.g., grading, excavation) and installation of infrastructure (i.e., roadways and utilities). Once the horizontal development is complete, the Company often sells the "improved" development parcels to homebuilders, shopping center developers and others who will complete the "vertical" development of the site consistent with the Company's original development plans and the entitlements.

     The Company has developed three 18-hole golf courses on certain of its lands, which are currently owned by the Company.
The Company's Golf Division manages these golf courses.

     Sales of Agricultural Properties. The Company has listed for sale a relatively large portion of its unentitled agricultural and conservation land holdings. Approximately 25% of the Company's land is being marketed to generate cash to finance the Company's operations, meet debt service requirements and raise cash should the holders exercise their right to sell back to the Company their Class B COLAS on June 1, 1999. During 1997, 1996 and 1995 the Company generated $7.4 million , $13.4 million and $17.0 million, respectively,
primarily   from  the  sale  of  unentitled  agricultural   and
conservation land parcels.

     The Company has entered into contracts to sell bulk parcels of land for approximately $20 million. The closings are anticipated to take place during 1998. This amount is less that the $30 million of bulk parcels sales under contract reported in the September 30, 1997 Form 10-Q due to the decision by the purchaser for a large parcel on Maui not to proceed with the land acquisition. These land sale contracts usually contain a number of contingencies, including a due diligence investigation period after which the purchaser decides whether to complete the transaction. As a result, there can be no assurances that any of these land sales will be consummated.

     Development. Company management actively monitors development opportunities for its land holdings. As development opportunities arise, management typically prepares feasibility analyses to assess the profit potential of the development. As part of the feasibility analyses management considers factors such as the location and physical characteristics of the property, demographic patterns and perceived market demand, estimated project costs, as well as regulatory and environmental considerations and availability of utilities and governmental services.

     Once a decision is made to proceed with a development project, approvals must be obtained from both the State and County governments in Hawaii. The State of Hawaii Land Use Commission has classified all lands in Hawaii as either urban, agricultural or conservation. In general, only lands classified as urban can be developed. Although in some cases agricultural lands can be used for lower density residential developments, agricultural lands are typically not developed.. Conservation lands also cannot be developed, and are typically located in heavily forested, mountainous regions and along the oceanfront.

     There are multiple layers of approvals required from the County governments in Hawaii. Initially a project must be included in the "General" or "Community" plan for the applicable county. Next, the developer must apply for formal zoning. In general, zoning classifications are more detailed than either the State urbanization designation or the general or community plans. Zoning normally addresses the specific use of each parcel of land and the density of the development. The impact of the development on the local community is normally assessed as part of the zoning process. Zoning approvals in Hawaii are typically accompanied by impact fees and required improvements to public facilities and infrastructure, such as roadways, schools, utilities and parks that must be paid for by the developer. For oceanfront parcels, in addition to general or community plan and zoning approvals, a special management area ("SMA") permit must also be obtained from the County government. The SMA permitting process allows the County an additional opportunity to review potential environmental, ecological and other impacts from the development. The SMA permitting process may also impose additional conditions on the developer. The ability of the Company to develop its properties may be materially and adversely affected by State or county restrictions or conditions that may be imposed in certain communities having inadequate public infrastructure and by local opposition to continued growth.

     After all of the discretionary approvals described above have been received, a subdivision approval must be obtained along with certain other permits such as grading and building permits. Normally, these approvals are more ministerial in nature. However, the Company has experienced certain problems obtaining these permits in the past and, in one instance, has had to pay an impact fee to obtain a grading permit for one of its golf courses.

      The following table shows the entitlement status of the Company's land holdings (in acres)as of December 31, 1997.

          State Classification                 County Zoning
       --------------------                -----------------
        Urban   Agri.    Cons.        Hotel  Com./Ind.  Res.  Agri.   Cons.
       ------- -------  -------       ------ --------  ----- ------  -------
Maui   948   7,102    4,956            106     25     1,070   6,850   4,956

Kauai  729  14,818   12,309             --    345       306   14,780 12,424

Oahu   200    --        468             --     61        --       --    607

Hawaii  24   1,409      --              --      4        20    1,409     --
      ----- ------   -------         ------- ------   ------- ------- -------

Total 1,901 23,329    17,733            106    435    1,396   23,039 17,987
     ====== ======   =======         ======= ======= ======== ====== ========

Explanations for the abbreviations used above are as follows:
     Agri. - Agricultural
     Cons. - Conservation
     Com./Ind. - Commercial/Industrial
     Res. - Residential (single or multi-family)
     Cons. - Conservation/Preservation/Open space

     SMA permits are needed for approximately 96 acres of Company lands with state urbanization and county zoning for development. The Company's development projects are described in Item 2 below.

      The Company's development projects may be affected by competition from other projects of a similar nature in Hawaii, as well as from other states or countries offering resort-type properties.

       The Company plans to focus its future development activities on its Maui land holdings located adjacent to the Kaanapali Beach Resort. As a result, the primary competition for the Company's development activities will come from similar types of master-planned resort developments at the Kapalua and at Wailea resorts on Maui. To a lesser extent, competition also comes from other master-planned resort communities located on the islands of Kauai and Hawaii.

      Market Conditions, Regulatory Approvals and Development Costs. There are a number of current factors that negatively impact the Company's development and land sale activities including poor market conditions, the difficulty in obtaining regulatory approvals and the high development cost of required infrastructure. As a result, the planned development of many of the Company's land holdings, and the ability to generate cash flow from these land holdings, is expected to be long-term in nature.

      The Hawaii economy took a severe downturn beginning in late 1990 after the Persian Gulf War, a recession in Japan and a slowdown in California's economy. The real estate market in Hawaii was negatively impacted by these events and has been considered to be in a "slump" for the past seven years, as demonstrated by general decreases in the volume of transactions and a stagnation or decrease in the perceived value and pricing for certain types of real estate. The Company believes that a rebound in Hawaii real estate is dependent on improvements in the economies of Hawaii and Japan. Recent economic trends in Japan and much of Southeast Asia have further contributed to continuing poor market conditions. Improvements in tourism arrivals and the length of stay (in Hawaii) may also be critical to turning around Hawaii's real estate market. There can be no assurance that Hawaii's real estate market will improve.

      The current regulatory approval process for a development project can take three to five years or more, and involves substantial expense. There is no assurance that all necessary approvals and permits will be obtained with respect to the Company's current and future projects. Generally, entitlements are extremely difficult to obtain in Hawaii. There is often significant opposition to proposed developments from numerous groups including native Hawaiians, environmental organizations, various community and civic groups, condominium associations and politicians advocating no-growth policies, among others.

     The Company is subject to a number of statutes imposing registration, filing and disclosure requirements with respect to its residential real property developments including, among others, the Federal Interstate Land Sales Full Disclosure Act, the Federal Consumer Credit Protection Act, environmental statutes and the State Uniform Land Sales Practices Act.


                         AGRICULTURE.

     The Company's Agriculture segment is responsible for activities related to the cultivation, processing and sale of sugar cane and coffee. Agriculture's revenues are primarily derived from the sale of raw sugar. Approximately 7,800 acres of the Company's land holdings and approximately 16,000 acres of land leased by the Company are currently under cultivation. The remaining approximately 75,200 acres of owned and leased land are predominantly conservation land and land appurtenant to the cultivation of sugar cane and do not generate significant revenues.

     The Company owns and operates two sugar plantations on Kauai and one on Maui. The principal competitive factors in the Company's sugar business are sugar yields and processing capabilities and costs.

      Sales & Pricing. The Company's sugar plantations sell all their raw sugar production to the Hawaiian Sugar and Transportation Company ("HSTC"), which is an agricultural cooperative owned by the major Hawaii producers of raw sugar (including the Company). Pursuant to a long term supply contract, HSTC is required to sell, and the California and Hawaiian Sugar Company ("C&H") is required to purchase, all raw sugar produced by the HSTC's cooperative members. HSTC remits to its cooperative members the remaining proceeds from its sugar sales after storage, delivery and administrative costs. The Company recognizes revenues and related cost of sales upon delivery of its raw sugar by HSTC to C&H.

     Since the HSTC operates as the storage and transportation "arm" of the Hawaii sugar growers, C&H is the ultimate and sole customer for the Company's raw sugar. The loss of C&H could have a material adverse impact on the Company's agricultural operations. The domestic raw sugar price is a price that includes delivery to New York, New York ("FOB New York, New York"). As C&H's refinery is located in Crockett, California, there are considerable delivery cost savings that accrue to the HS&TC and the Company. These delivery costs savings result in a "locational" discount given to C&H in the long-term supply contract. If C&H ceased purchasing the Hawaii growers' raw sugar, the HSTC would be free to sell raw sugar to various sugar refineries located on the east coast and along the Gulf of Mexico. It is unlikely that the HSTC would provide the
"locational" discount to these prospective customers if C&H ceased being the sole customer. Accordingly, the higher costs of storage and delivery would probably be offset by a higher selling price. However, in the absence of C&H there is no guarantee that the HSTC or the Company would be able to locate buyers for raw sugar at acceptable prices.

      The price of raw sugar that the Company receives is based upon the price of domestic sugar as currently controlled by U.S. Government price support legislation less the "locational" discount described above and less the HSTC's storage, delivery and administrative costs. On April 4, 1996, President Clinton signed the Federal Agriculture Improvement and Reform Act of 1996 ("the Act"). The Act, which expires in 2002, sets a target price range for raw sugar. The target raw sugar price, established by the government, is supported primarily by setting quotas to restrict the importation of raw sugar to the U.S. There can be no assurance that the government price supports will not be reduced or eliminated entirely in the future. Such a reduction or an elimination of price supports could have a material adverse affect on the Company's sugar operations, and possibly could cause the Company to consider shutting down its remaining sugar cane operations.

     The Company enters into commodities futures contracts and options in sugar as deemed appropriate to reduce the risk of future price fluctuations in raw sugar. These futures contracts and options are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales.

      Sugar Operations in Hawaii. During 1995, the Company restructured its sugar operations to improve efficiencies and reduce costs by consolidating operations at its two Kauai plantations and changing to a seasonal mode of operation at all of its plantations (consistent with many other sugar operations in the mainland U.S.). The 1995 restructuring resulted in a staff reduction of approximately 260 positions, which was approximately a 30% decrease from 1994, and a reduction in annual employment costs of approximately $4.2 million, which was approximately a 14% decrease from 1994. The Company incurred and recognized costs of approximately $1.8 million in 1995 related to the restructuring.

     In 1995, the Company ceased sugar operations at its wholly-owned subsidiary, Oahu Sugar Company, Limited ("Oahu Sugar"). The Company's ongoing obligations relating to Oahu Sugar's closure, which primarily relate to the obligations to generally restore leased land to its original condition are not expected to have a material adverse effect on the financial condition and results of operations of the Company.

     The sugar industry in Hawaii has experienced significant difficulties for a number of years. Growers in Hawaii have long struggled with the high costs of production, which have led to the closure of many plantations, including Oahu Sugar Company. Labor costs are high and transportation costs of raw sugar to the C&H refinery are significant. During 1996 and 1997, the Company has conducted a series of meetings and discussions aimed at developing a plan to return its sugar operations on Kauai to profitability. Participants in this process included rank-and-file workers, supervisors, union officials and Company management. The plan developed by this group was named "Imua," which is the Hawaiian word meaning "to move forward." Imua included significant changes in how the Company's plantations would be operated and how employees would be compensated. Imua was the subject of formal negotiations with the union in late 1997 and early 1998. These negotiations were recently completed and the union leadership supported the Imua plan. However, in February 1998, Imua failed by a large margin in a ratification vote by the union membership at the Kauai plantations. As a result, some of the workers have been placed on furlough and the Company is evaluating its alternative courses of action. As an initial step, the Company has sent to the union a new proposal, which is different from Imua but still contains substantial wage and other concessions which are critical to the survival of the Company's sugar plantations. The contract covering employees at the Kauai plantations expired on January 31, 1998 and was extended on a day-to-day basis. The extension agreement which covers 88% of the Kauai plantation workers, has a provision which allows either party to cancel the extension within three days notice. A contract covering the employees at Pioneer Mill also expired on January 31, 1998, was extended to March 31, 1998 and has been further extended on a day-to-day basis. The covered employees represent 70% of Pioneer Mill's employees. The absence of a new labor agreements with significant modifications from the existing agreements would cause the Company to consider the possible shutdown of its sugar operations. There can be no assurance that necessary modifications to existing labor agreements will be obtained.

     Diversified Agriculture. The Company has considered various alternative uses for its agricultural lands, such as alternative crops, to address the uncertainty of the long-term viability of the sugar industry. Although the Company still continues to explore alternative crops, including cultivating approximately 500 acres of coffee trees on Maui, alternative crops remain an insignificant portion of the Company's Agriculture segment.

      Power Production. The Company historically has been involved in the production of energy through the burning of bagasse, the fibrous by-product from sugar cane processing, in the sugar plantations' boilers. The Company generates electrical energy and steam for the sugar plantations' own consumption and for sale to the local public utilities, pursuant to power purchase agreements entered into with the local utilities. Gross revenues from the Company's operations at its Lihue power plant totaled approximately $5.1 million, $5.2 million and $4.6 million for 1997, 1996 and 1995, respectively. Revenues are significantly smaller from the Kekaha and Pioneer Mill power plants since the contracts with the local utilities do not require the Company to commit to a certain level of power production and, therefore, the Company receives a significantly lower rate for its power sales.

      Water Resources. The Company must maintain access to significant water sources to conduct its agricultural operations and, in many cases, must demonstrate a sufficient supply of water in order to obtain land development permits. To distribute most of this water, the Company owns extensive civil engineering improvements including tunnels, ditches, reservoirs and pumps. The Company believes that it has sufficient water sources for its present and planned uses; however, there can be no assurance that the Company will be able to retain or obtain sufficient water rights to support all of its current or future agricultural and development plans. Currently, on the islands of Kauai and Maui, the Company controls over 100 million gallons of water per day, most of which is on land which the Company owns and the remainder on land which is leased by the Company. Most of the Company's water is currently used for irrigating sugar cane.

     If the Company's sugar production decreases, the Company's water needs will also decrease. Subject to significant regulatory restrictions, excess water may be used for other purposes and the Company is exploring alternative uses for such water. Waiahole Irrigation Company, Limited ("WIC") is a wholly-owned subsidiary of the Company and owns and operates a water collection and transmission system commonly referred to as the "Waiahole Ditch" (a series of tunnels and ditches constructed in the early 1900's). The Waiahole Ditch has the capacity to transport approximately 27 million gallons of water per day from the windward part of Oahu to the central Oahu plain leeward of the Ko'olau mountain range. This water was used by the Company's Oahu Sugar operations from the early 1900s until 1995, when the plantation was closed.

      After the closure of Oahu Sugar, WIC negotiated a collective agreement with several farms and golf courses (the "Users") to deliver irrigation water to them for a fee.
However, to consummate these agreements, water permits (the "Water Permits") were applied for from the State of Hawaii Water Commission (the "Water Commission"). The Water Commission issued a final decision in December 1997 relating to the Water Permits which allowed only about one-half of the capacity of the Waiahole Ditch to be transported through the
system.   The  continued operation of the  Waiahole  Ditch  and
receipt of the delivery fees (from the agreement with the Users) were predicated upon an allocation (from the Water Commission) at or near the capacity of the Waiahole Ditch. When the lower allocation was received, WIC terminated the agreement with the Users. Currently, water is delivered to the Users on a month-to-month basis at the fees originally included in the agreement.

     After several months of discussions with prospective purchasers, the Company reached an agreement with the State of Hawaii pursuant to which the State will purchase the stock or substantially all of the assets of WIC for $8.5 million (which includes 450 acres of conservation land). The purchase is subject to state legislative approval of which there can be no assurance that such approval will be obtained. If the sale is not consummated, WIC will then decide whether to re-negotiate the fee for delivery of water through the system. Finally, if improvements cannot be made in either the pricing or volume of Waiahole Ditch water, WIC will consider reducing or terminating the operations of the Waiahole Ditch. Such a closure or limitation of the Waiahole Ditch would not have a material adverse effect on the Company's financial condition or on its results of operations.

      AMFAC/JMB FINANCE, INC. Amfac/JMB Finance, Inc. ("AJF") is a wholly-owned subsidiary of Northbrook Corporation ("Northbrook"). The sole business of AJF is to repurchase the Class B COLAS on June 1, 1999 pursuant to the terms of a repurchase agreement (the "Repurchase Agreement"). In connection with such repurchase obligations of AJF, Northbrook has agreed to contribute sufficient capital or make loans to AJF pursuant to an agreement (a "Keep-Well Agreement"), to enable AJF to meet its repurchase obligations of the COLAS under the Repurchase Agreement. For a description of such obligations pursuant to the Repurchase Agreement and the Keep-Well Agreement referred to above, see Notes 2 and 3 of Notes to Balance Sheets of AJF. For a description of the COLAS, see
Note 5.

Item 2.  Properties

                        LAND HOLDINGS.

      The major real properties owned by the Company are described below by island.

     (a)  Oahu

      On the island of Oahu, the Company owns approximately 700 acres of land of which approximately 200 acres is classified as urban and approximately 470 acres is classified as conservation open land. The Company is developing the 64-acre former Oahu Sugar mill site located in Waipahu, Oahu, Hawaii, which is approximately 10 miles west of downtown Honolulu near Pearl Harbor. The Company also owns The Waikele Golf Course located at the Company's nearly completed Waikele project. Waikele is located directly north of the Oahu Sugar mill site development in Central Oahu.

       The Waikele project is a master-planned community developed by the Company which consists of residential units, a retail commercial center and the Waikele golf course. Although the Company completed sales of the residential and commercial portions of the Waikele project in 1994, it still owns and manages the 136 acre golf course. The Company expended approximately $.7 million, $1.3 million and $0.5 million in 1997, 1996 and 1995, respectively, for infrastructure costs at Waikele. Such costs included construction of roadways, utilities and related infrastructure improvements. On a cumulative project-to-date basis, the Company has expended approximately $157.7 million on project costs (which includes approximately $39 million of land costs for the portion of the Waikele project that has been sold) and completed sales at Waikele of approximately $231.0 million. Except for certain contingent participation rights, the Company has already received all of its proceeds from the sales of the residential and commercial parcels at Waikele. The Waikele golf course generated $5.8 million in revenue in 1997.

      In 1997, the Company began developing the 64 acres of fee simple land it owns at the Oahu Sugar mill-site. The Company has received county zoning for a light industrial subdivision on a 37-acre portion of the property, which excludes property containing the actual sugar mill and adjacent buildings. In connection with the development of this property, the Company has received state land use urbanization for the entire 64-acre site.

     Marketing of the first twenty-three lots within the light industrial subdivision commenced in August 1997. Although the Company received significant interest from potential buyers, the Company has not received any acceptable firm offers on these lots. The infrastructure for these first twenty-three lots is expected to cost approximately $5.9 million, of which $3.9 million has been spent through December 31, 1997. The Company does not anticipate completing additional infrastructure except in connection with a sufficient number of purchase and sale agreements. If the light industrial lots cannot be sold individually, the Company will pursue a bulk land sale for this development. The Company has begun the process of seeking the necessary government approvals for the re-development of the remainder of the mill-site parcels, including planned commercial, public and quasi-public uses.

      The Company's approximately 470 acres of conservation lands on Oahu located on the northeastern side of Oahu in the Ko'olau mountains relate to the Waiahole Ditch. As such, these lands will be sold as part of the purchase and sale agreement with the State of Hawaii, assuming such transaction ultimately is consummated.



     (b)  Maui

     The Company owns approximately 13,000 acres of land on the island of Maui, most of which are classified as agricultural land (approximately 7,000 acres) and conservation land (approximately 5,000 acres) for both State and county purposes. All of the Company's land holdings are located on West Maui near the Kaanapali Beach Resort area.

      In general, the development of the Company's land on Maui is expected to be long-term in nature. As Maui is less populated than Oahu and more dependent on the resort/tourism industry, much of the Company's land is intended for resort and resort-related uses. Due to overall economic conditions and trends in tourism, demand for these land uses has been weak. The Company's homesite inventory on Maui, which is targeted to the second home buyer, has experienced slower sales activity over the past five years than originally expected. The Company's competitors on Maui have also experienced slow sales activity. The Company is continuing to evaluate its plans and the timing of development of its land holdings in light of the current weak market demand and the capital resources needed for future development.

       The  Company  has  determined  that  the  focus  of  its
development efforts on Maui should be on its Kaanapali/Honokowai land holdings (approximately 3,200 acres). Although additional governmental approvals are required for most of these lands, approximately 900 acres of the Company's Kaanapali/Honokowai land holdings already have some form of entitlements. Due to the strong market appeal of the Kaanapali Beach Resort, the Company believes its development efforts are best concentrated in this area where it has certain development approvals already secured.

      The Company's Kahoma, Launiupoko and Olowalu properties (in total approximately 9,000 acres) are considered to be better suited in the near term for agricultural uses and possibly for lower density, more rural developments. To generate cash, the Company has decided to sell certain portions of these land holdings as unentitled parcels, and may consider selling additional portions of these lands based upon market conditions and the cash needs of the Company.

      The Company owns and operates the Royal Kaanapali Golf Courses ("RKGC") which are two 18-hole golf courses located at the Kaanapali Beach Resort on West Maui. The courses occupy approximately 320 acres of land. The two Kaanapali Golf Courses generated approximately $9.8 million of revenue in 1997.

      The Company's primary development projects located in the Kaanapali/Honokowai area are as follows:

     Project           Acres    Uses                        Status
     -------          -------  ------                       ---------

Kaanapali Golf Estates  204    Single family residential    Actively selling/
                                                            Pending infra-
                                                            structure
Kai Ala Place            6    Single family residential     Fully sold
North Beach             96    Hotel/condo/time-share        Need SMA
North Beach Mauka      318    Golf/retail/time-share/condo  Need
                                                            urbanization &
                                                            zoning
Puukolii Village       249    Single and multi-family       Pending major
                              residential/retail/commer-    infrastructure
                              cial/community/civic

Each of these projects is described in greater detail below.

     Kaanapali Golf Estates. The Company is marketing Kaanapali Golf Estates, a residential community that is part of the Kaanapali Beach Resort on West Maui. During 1997, the Company generated approximately $4.8 million in land sales from Kaanapali Golf Estates. Kaanapali Golf Estates is approved for 340 homesites, of which approximately 90 lots have been sold by the Company. The residential property is divided into numerous parcels. In May 1997, the Company obtained final subdivision approval for a 32 lot subdivision of one such parcel (referred to as "Parcel 17B"). Fifteen of these lots closed in August and September 1997 for sales prices of approximately $150,000 per lot. The Company commenced on-site construction of the subdivision improvements for Parcel 17B in August 1997. Construction of the improvements was completed in March 1998, at a cost of approximately $1.7 million. As of the date of this report, all of the remaining homesites in parcel 17B have sold, except four, at an average price of $170,000. In addition, the six remaining lots in an adjacent parcel (referred to as "Parcel 14") closed in 1997 for sales prices totaling $2.0 million.

     Kai Ala Place. In 1995, the Company subdivided an oceanfront parcel commonly known as Kai Ala Place into six single family homesites of approximately one acre each. Two of the lots were sold in 1995 generating sales proceeds of approximately $4.1 million. The remaining four lots were sold in 1997 as a package to a local developer at a discounted price of $5.2 million.

      North Beach. The Company is part of a joint venture with Tobishima Pacific Inc. ("Tobishima"), a wholly-owned subsidiary of a Japanese company, the purpose of which is to plan, manage and develop approximately 96 acres of beachfront property at Kaanapali known as "North Beach". The joint venture, in which the Company has a 50% interest, has governmental approvals, subject to receiving a Project SMA permit, for the development of up to 3,200 hotel or condominium units on four separate sites. The North Beach property constitutes nearly all of the remaining developable beachfront acreage at Kaanapali. The development of North Beach continues to be tied to the completion of the Lahaina bypass highway or other traffic mitigation measures satisfactory to the Maui County Planning Commission ("MPC"). Although the joint venture has state urbanization, county zoning and a Master SMA permit, a Project SMA permit is required for each of the four sites as development plans are completed.

      The Company filed for a Project SMA in March 1997 to develop a time-share resort on 14 acres of the North Beach property (the "Site"). A land option/purchase agreement was entered into by the Company with Tobishima in October 1996, giving the Company an option to purchase Tobishima's 50% interest in the Site for $7 million. The Company does not expect to consummate this purchase until all discretionary land use permits are received for development of the time-share resort. In accordance with the land option/purchase agreement, the Company has made nonrefundable deposits of $0.4 million, which may be applied to the purchase price, to keep the option available through March 31, 1998. Additional nonrefundable deposits may be made on a quarterly basis after December 31, 1997 to extend the option through August 31, 2000. The Company must close on the land purchase upon receipt of an acceptable Project SMA permit.

     A  public  hearing was held on the Project SMA  permit  on
July 10, 1997. Although there was a significant amount of testimony both for and against the project, the MPC did not make a final decision at the public hearing. Instead, "intervention status" was granted to several parties who presented their specific objections to the SMA permit in a quasi-judicial process (known as a "contested case" hearing). The hearing officer for the contested case issued his proposed Decision and Order (the "D&O") in December 1997. Although the proposed D&O recommended granting the Project SMA permit, there were a significant number of new conditions with respect to the development. The Company plans to object to many of these conditions and to request that the MPC modify or delete these conditions. Final MPC action on the Company's Project SMA permit application is not anticipated until later in 1998. Although there can be no assurance that the Project SMA permit will be received (and that if such permit is approved, that its terms and conditions will be acceptable to the Company), Company management is hopeful that the Company will receive the necessary approvals to proceed with the time-share development of the Site.

      The Company believes that the potential for a successful time-share development at North Beach will be greatly enhanced by the involvement of a company with past experience in time-share development, and in the marketing and sale of time-share intervals (one week ownership rights). In February 1997, the Company formed a limited partnership with an affiliate of an experienced time-share development and management company. Kaanapali Ownership Resorts L.P., the new limited partnership, is owned 85% by affiliates of the Company and 15% by Kaanapali Partners Limited Partnership, an affiliate of the owners of The Ridge Tahoe resort in Nevada. The partnership is in the process of arranging project financing for the development of the time share resort. In addition, the land option/purchase agreement with Tobishima includes short-term seller financing, which the partnership may decide to utilize.

      In September 1997, the Company and Tobishima entered into an agreement with Maui County providing the County with the option to purchase 33 acres at North Beach (separate from the Site) for $15 million. Maui County cannot exercise its option to purchase unless and until the Company receives the Project SMA permit in a form acceptable to the Company for development of the Site. The acquisition of the 33 acres by Maui County would reduce the overall density of the North Beach development by approximately one-third. The Mayor of Maui County and the County administration have agreed that, assuming the reduction in density were to be effected, the infrastructure upgrades proposed by the Company for the time-share resort would be sufficient for the development of the Site.

       North Beach Mauka. The Company has plans for an additional 18-hole golf course, condominiums, commercial/retail and residential uses. The Company also plans to evaluate adding a significant time-share component to the development plans for this 318-acre parcel. Currently, the Company has Community Plan approvals and R-3 zoning (residential, minimum 10,000 square foot lots) for North Beach Mauka. State urbanization is required, along with final zoning and subdivision.

      Puukolii Village. The Company has regulatory approval to develop a project known as "Puukolii Village", on approximately 249 acres which is also located near Kaanapali Beach Resort. A significant portion of this project will be affordable housing. Development of most of Puukolii Village cannot commence until after completion of the planned Lahaina/Kaanapali bypass highway. The proposed development of Puukolii Village is anticipated to satisfy the Company's affordable housing requirements in connection with its Kaanapali/Honokowai land use entitlements. For the portion of Puukolii Village that is not dependent upon completion of the Lahaina/Kaanapali bypass highway, the Company has unsuccessfully attempted to sell several residential parcels to home builders and multi-family residential developers. Until such time that an acceptable agreement can be reached with a housing developer, limited funds will be expended on infrastructure (including an access road) for Puukolii Village.

      In connection with certain of the Company's land use approvals on Maui, the Company has agreed to provide employee and affordable housing and to participate in the funding of the design and construction of the planned Lahaina/Kaanapali bypass highway. The Company has entered into an agreement with the State of Hawaii Department of Transportation covering the Company's participation in the design and construction of the bypass highway. In conjunction with state urbanization of the Company's Kaanapali Golf Estates project, the Company committed to spend up to $3.5 million, (of which approximately $.8 million has been spent as of December 31, 1997) toward the design of the highway. Due to lengthy delays by the State in the planned start date for the bypass highway, the Company recently funded approximately $.7 million for the engineering and design of the widening (from 2 to 4 lanes) of the existing highway through the Kaanapali Beach Resort. The Company believes this $.7 million can be credited against the $3.5 million commitment discussed above. The Company's remaining commitment of another $6.7 million for the construction of the bypass highway is subject to the Company obtaining future entitlements on Maui and the actual construction of the bypass highway. The development and construction of the bypass highway is expected to be a long-term project that will not be completed until the year 2004 or later.

     (c)  Kauai

     The Company owns approximately 28,000 acres of land on the island of Kauai, the vast majority of which is classified and zoned by the State of Hawaii and the County of Kauai, respectively, as agricultural and conservation lands. There are three large contiguous parcels which comprise the bulk of these Kauai land holdings: Kealia, Kapaa and Lihue/Hanamaulu. Each of the parcels is located along the eastern shore of Kauai. Large portions of the agricultural lands are currently used for sugar cane cultivation, and portions of the conservation lands are utilized by the Company's sugar plantations to collect, store and transmit irrigation water from mountainous areas to the sugar cane fields.

     The Company has state urbanization and county zoning for a 552 acre master-planned community known as the Lihue/Hanamaulu Town Expansion, which includes approximately 1,800 affordable and market rate residential units, commercial and industrial facilities and a number of community and other public uses. The Company does not plan to pursue subdivision and building permits for this project until the real estate market on Kauai improves. Once construction commences the project is expected to span 20 years.

      The Company has decided to sell large portions of its Kauai land holdings which includes all of Kealia and Kapaa. The entire 6,700 Kealia parcel is currently under contract for sale. The contract includes numerous contingencies and, therefore, it is difficult to predict whether the buyer will ultimately close the transaction. Approximately 2,000 acres in Kapaa are currently listed for sale. The Company has certain additional lands also listed for sale; however, many of these are smaller remnant parcels. The Company may consider selling additional portions of these lands based upon market conditions and the cash needs of the Company.

     (d)  Hawaii

      The Company owns approximately 1,400 acres of land on the island of Hawaii of which almost all are classified by the State of Hawaii and zoned by the County of Hawaii as agricultural lands. These lands are located on the eastern (windward) side of the island, primarily in the Keaau and Pahoa districts, south of the town of Hilo.

                       LONG-TERM LEASES.

     Several of the Company's plantation subsidiaries lease agricultural lands from unrelated third parties. Such leases vary in length from month-to-month to eight years and cover parcels of land ranging in acreage from one acre to over 20,000 acres. Certain of such leases provide the Company, as lessee, with licenses for water use. Almost all of the leased land of the Company is used in connection with the cultivation and processing of sugar cane. Most of the leases provide that the Company pay fixed annual minimum rents (ranging from $10 to $131 per usable acre), plus additional rents based upon a percentage of gross receipts above a specified level. During the past three years, the Company has paid only minor amounts of percentage rent on the leases listed below.


     The following summary lists the material land leases of the Company's subsidiaries, as lessees, and certain material terms thereof:

                                                            Annual
                    Expiration    Sugar Cane     Gross     Minimum
      Plantation       Date        Acreage      Acreage      Rent
      ----------     ---------    ---------   -----------   -------
       Kekaha      month to month    7,926       21,474    $251,500
       Lihue         10/30/99        4,054        6,200    $ 56,370
       Lihue         12/15/02            0        3,106    $ 20,630
       Lihue         12/31/99        1,961        4,890    $ 19,610
       Pioneer     month to month      889        1,639    $ 51,000
       Pioneer       12/31/05          770        2,509    $100,917

                        OTHER PROPERTY.

     In addition to the real property discussed above, the Company also owns three sugar mills each with its own power plant. The mills and power plants are located in Lahaina, Maui; Kekaha, Kauai and in Lihue, Kauai. Each of these facilities is involved in the production of raw sugar from sugar cane and the production of electrical and steam power.

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

Item 4.  Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of security holders during 1996 and 1997.
                            PART II

Item  5.  Market for the Company's and AJF's Common Equity  and
Related Security Holder Matters

      The Company is a wholly-owned subsidiary of Northbrook and, hence, there is no public market for the Company's common stock. AJF is a wholly-owned subsidiary of Northbrook Corporation and there is no public market for AJF's common stock.





Item 6.  Selected Financial Data


                    AMFAC/JMB HAWAII, L.L.C.

For the years ended December 31, 1997, 1996, 1995, 1994 and 1993

                     (Dollars in Thousands)
                            1997     1996       1995       1994       1993
                           ------   --------    -------   -------    -------
Total revenues (c)       $  86,383   97,406      101,607   157,963   140,462
                          ========   =======    ========  ========   =======
Net income (loss) (d)    $ (25,572) (34,166)      12,708  (13,033)      (509)
                          ========   =======    ========  ========   =======
Net income (loss) per share (b)

Total  assets            $ 464,245   483,605     521,598  614,547    644,711
                          ========   =======     =======  ========   ========
Amounts due affiliates -
financing                $ 125,290   103,579      76,911   15,097     15,097
                           ========  ========    =======  ========   ========
Certificate of Land Appreciation
  Notes                  $ 220,692   220,692     220,692  384,737    384,737
                          ========   =======     =======  ========   ========

  (a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report on Form 10-K.

  (b)    The Company is a wholly-owned subsidiary of Northbrook
Corporation ; therefore, net loss per share is not presented.

 (c) Total revenues includes interest income of $386 in 1997, $463 in 1996, $1,288 in 1995, $1,977 in 1994, $1,070 in 1993.

  (d) In 1995, the Company recognized an extraordinary gain from the extinguishment of debt of $32,544 (after reduction of income taxes of $20,807), which is reflected in 1995 net income.


Item  7.   Management's  Discussion and Analysis  of  Financial
Condition and Results of Operations

       All references to "Notes" herein are to Notes to Consolidated Financial Statements contained in this report.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL.

     A significant portion of the Company's cash needs result from the nature of the real estate development business, which requires a substantial investment in preparing development plans, seeking land urbanization and other governmental approvals and completing infrastructure improvements prior to sale. The Company's sugar operations incur a large cash deficit during the first half of the year ranging from $10 to $20 million. This seasonal cash need is due to the sugar plantation's operating costs being incurred fairly ratably during the year, while revenues are received typically between April and December concurrent with raw sugar deliveries to C&H. In addition to seasonal cash needs, in many years cash flow from sugar operations has been negative requiring a net cash investment to fund the operating deficits and any capital costs. Cash needs also include principal maturities and the obligation to repurchase Class B COLAS on June 1, 1999.

     The Company believes that additional borrowings from Northbrook Corporation ("Northbrook") will be necessary to meet its short-term and long-term liquidity needs. Northbrook has made such borrowings available to the Company in the past and intends to make such borrowings available, at least in the short-term. However, there is no assurance that Northbrook will have sufficient funds, or that Northbrook will make such funds available to the Company, to meet the Company's long-term liquidity needs.

     In recent years, the Company has funded its cash requirements primarily through the use of long-term financings, borrowings from Northbrook, and revenues generated from the development and sale of its properties. The Company intends to use its cash reserves, land sales proceeds and proceeds from new financings or joint venture arrangements to meet its short-term liquidity requirements. However, there can be no assurance that new financings can be obtained or property sales consummated. The Company's land holdings on Maui and Kauai are its primary sources of future land sale revenues. However, due to current market conditions, the difficulty in obtaining land use approvals and the high development costs of required infrastructure, the Company does not believe that it will be able to generate significant amounts of cash in the short-term from the development of these lands. As a result, the Company is marketing for sale certain unentitled agricultural and conservation parcels. Significant short-term cash requirements relate to the funding of agricultural deficits, interest expenses, costs to process the SMA permit for North Beach, development costs on Oahu and Maui and overhead expenses. At December 31, 1997, the Company had cash and cash equivalents of approximately $9.1 million.

      The Company has placed a relatively large portion of its land holdings (approximately 25%) on the market to generate cash to finance the Company's operations, to meet debt service requirements and to raise cash should the holders exercise their right to sell back to the Company their Class B COLAS on June 1, 1999. The Company has approximately 740 acres of land listed for sale on Maui, approximately 8,700 acres on Kauai and 700 acres on the Big Island of Hawaii. These lands consist primarily of unentitled agricultural and conservation parcels. Significant interest has been expressed in many of these parcels and several are under contract for sale for an aggregate sales price of $20 million. However, these contracts have due diligence investigation periods which have not expired and which allow the purchasers to terminate the agreements. It is difficult to predict how successful the Company will be in selling these lands at acceptable prices. Although the lands currently for sale represent a large portion of the Company's overall land portfolio, these properties were not planned for development during the next 15 to 20 years and, therefore, any possible sales are not expected to result in a material impact on the Company's real estate development operations for at least the next ten years.

      During 1997, the Company generated approximately $21.2 million of land sales, of which $4.8 million came from land related to Kaanapali Golf Estates on Maui, $5.2 million from the four remaining oceanfront residential lots at Kai Ala Place; $7.4 million was from the sale of unentitled agricultural and conservation land parcels on Kauai and the Big Island of Hawaii. During 1996, the Company generated approximately $13.4 million from sales of unentitled agricultural and conservation parcels and an additional $5.5 million from lot sales at the Kaanapali Golf Estates. During 1995, the Company generated approximately $30.8 million in land sales approximately $17 million related to bulk sales of unentitled agricultural and conservation parcels.

      The Company continues to implement certain cost savings measures and to defer certain development costs and capital expenditures for longer-term projects. The Company's Property segment expended approximately $10.1 million and $7.9 million in project costs during 1997 and 1996 and anticipates expending
approximately $13.8  million in project costs during 1998.   As
of December 31, 1997, contractual commitments related to project costs totaled approximately $.9 million.

     The Company has made significant changes in the operations of its sugar plantations in an effort to reduce operating costs and increase productivity. However, additional improvements are needed. The Company is currently negotiating with the union, which represents its plantation workers, to obtain substantial wage and other concessions. The absence of a new labor agreement with significant modifications from the existing agreement would cause the Company to consider the possible shutdown of its sugar operations.

      Company management cannot accurately predict the actual cost of a potential shutdown as there are a significant number of factors that would impact the actual cost including the exact
timing   of   the  shutdown,  potential  environmental   issues
(currently unknown), the market and pricing for the sale of the plantation's field and mill equipment and employee termination costs which are subject to negotiation with the union. Other significant unknowns relate to the costs associated with terminating the power sale agreements with the local utility companies.

      Changes in the price of raw sugar could also impact the level of agricultural deficits, and as a result the annual cash needs of the Company. Although government legislation is currently in place (through 2002) that sets a target price range for raw sugar, it is possible that such legislation could be amended or repealed resulting in a reduction in the price of raw sugar. Such a reduction could also cause the Company to evaluate the shutdown of its sugar plantations.

1997 Compared to 1996

      In 1997, cash increased by $.4 million from 1996. Net cash used in operating activities of $10.3 million and in investing activities of $9.0 million was primarily provided by $16.6 million of long-term financing proceeds from Northbrook and $5.0 million related to refinancing proceeds from the Waikele Golf Club, Inc. ("WGCI") loan (see Note 6), partially offset by principal loan repayments on long-term debt of approximately $2.0 million.

      During 1997, net cash flow used in operating activities was $10.3 million, as compared to net cash used in operating activities of $27.4 million during 1996. The $17.1 million decrease in cash flow used in operating activities was due primarily to: (i) a $15.7 million increase in working capital resulting from a refinancing as long-term debt of operating advances from Northbrook and (ii) a decrease in 1997 of the Company's net loss by $1.4 million (after adjusting for items not requiring or providing cash).

      During 1997, net cash flow used in investing activities was $9.0 million as compared to $9.8 million in 1996. The $.8 million decrease in net cash used in investing activities was principally due to property additions of $2.8 million in 1997 as compared to $4.3 million of property additions in 1996. The property additions consisted primarily of machinery and equipment improvements at the Company's sugar plantations.

       During 1997, net cash flow provided by financing activities decreased to $19.7 million from $34.3 million in 1996. The $14.6 million decrease is due primarily to (i) a decrease in net advances by affiliates totaling $16.6 million in 1997 as compared to $26.7 million in 1996 (see Note 4) and
(ii) $5.0 million of additional long-term financing primarily related to the loan secured by the golf course owned by WGCI in 1997 as compared to an additional $10 million in borrowings in 1996 related to the loan facility which is secured by a mortgage on property under development on the former mill site of Oahu Sugar (see Note 6). These amounts were also partially offset by $2.0 million and $2.4 million of principal loan repayment on long-term debt in 1997 and 1996, respectively.

1996 Compared to 1995

      During 1996, net cash flow used in operating activities was $27.4 million, compared to net cash provided by operating activities of $2.7 million in 1995. The $30.1 million decrease in cash flow related to operating activities from 1995 to 1996 was due to: (i) an increase in 1996 of the net loss (after adjusting for items not requiring or providing cash) of $8.4 million; (ii) the refinancing as long-term debt in 1996 of operating advances made by Northbrook in prior years by affiliates totaling $14.0 million, as compared to $12.8 million of operating advances received by the Company from affiliates in 1995; and (iii) other changes in cash flow netting to a decrease of $4.7 million, which related primarily to working capital components, all of which were partially offset by (iv) a decrease in inventories in 1996 by $9.7 million. The decrease in inventories in 1996 includes $3.6 million related to sales of land classified as inventory, $6.0 million related to agricultural inventory and the remaining $.1 million related to other miscellaneous inventories.

      In 1996, net cash flow provided from investing activities was a negative $9.8 million compared to a positive $24.4 million in 1995. This decrease in cash provided of $34.2 million is principally due to the liquidation of $32.0 million of short-term investments in 1995 to pay for the tender offer for the Class B COLAs and $4.5 million of costs relating to the closure of Oahu Sugar and the sale of the mill and field equipment in 1995 as compared to $.1 million from PP&E sales, dispositions and retirement in 1996.

      In 1996, net cash was provided by financing activities totaling $34.3 million, due to the $26.7 of long-term financing proceeds from Northbrook and the $7.6 million net increase in borrowings from others. In 1995, net cash was used in financings totaling $47.0 million. This was primarily the result of the $105.5 million reduction in outstanding COLA debt. This reduction resulted from the redemption of Class A COLAs and the completion of the tender offer from the Class B COLAs. Approximately $52 million of the Class A redemption cost was financed by a long-term borrowing from Northbrook (see
Note 4). During 1995, the Company borrowed an additional $9.8 million from Northbrook to pay COLA interest and other operating needs.

     COLA Related Obligations. AJF and the Company are parties to the Repurchase Agreement pursuant to which AJF is obligated to repurchase the Class B COLAS tendered by the holders thereof on June 1, 1999. Northbrook agreed pursuant to the Keep-Well Agreement to contribute sufficient capital or make loans to AJF to enable AJF to meet the COLA repurchase obligations, if any, described above. Notwithstanding AJF's repurchase obligations, the Company may elect to redeem any COLAS requested to be repurchased at the specified price.

     Northbrook Corporation, the ultimate parent of the Company, is currently implementing plans intended to generate sufficient funds to meet the maximum potential repurchase obligation. Although there can be no assurances that any or all of these plans will be successfully completed, the Company is optimistic that the funds necessary to meet the repurchase obligations will be raised if these plans are completed. Failure to meet the repurchase obligations could lead to a claim against AJF and, in turn, Northbrook.

     The COLAS were issued in units consisting of one Class A COLA and one Class B COLA. The repurchase of the Class B COLAS on June 1, 1999 may be required of AJF by the holders of such COLAS at a price equal to 125% of the original principal amount of such COLAS ($500) minus all payments of principal and interest allocated to such COLAS. As of December 31, 1997, the Company had approximately 156,000 Class A COLAS units and approximately 286,000 Class B COLAS units outstanding, with a principal balance of approximately $78 million and $143 million, respectively. The Company estimates that assuming only 4% per annum interest payments ("Mandatory Base Interest") is paid that the redemption price for the Class B COLAS at June 1, 1999 would be approximately $410 per unit. Therefore, the maximum potential repurchase obligation would be $117.3 million. At December 31, 1997, the cumulative interest paid per Class A COLA unit and Class B COLA unit was approximately $185 and $185, respectively.

      On January 30, 1998, Amfac Finance Limited Partnership ("Amfac Finance"), an Illinois limited partnership and an affiliate of the Company extended a tender offer to purchase (the "Tender Offer") up to $65.4 million principal amount of separately Certificated Class B COLAs ("Separate Class B COLAs") for cash at a unit price of $375 to be paid by Amfac Finance on each Separate Class B COLA on or about March 24, 1998. The maximum cash to be paid under the Tender Offer is $49.0 million (130,842 Separate Class B COLAs at a unit price of $375 each). Approximately 62,800 Separate Class B COLAs were submitted to Amfac Finance for repurchase pursuant to the Tender Offer requiring an aggregate payment by Amfac Finance of approximately $23.5 million on March 31, 1998. The Tender Offer will not reduce the outstanding indebtedness of the Company. The Separate Class B COLAS to be purchased by Amfac Finance pursuant to the Tender Offer will remain outstanding pursuant to the terms of the Indenture. Except as provided in the last sentence of this paragraph, Amfac Finance will be entitled to the same rights and benefits of any other holder of Class B COLAS, including having the right to have AJF repurchase on June 1, 1999, the separate Class B COLAS that it owns. Amfac Finance has not yet determined whether it will require AJF to repurchase its separate Class B COLAS. Because Amfac Finance is an affiliate of the Company, Amfac Finance will not be able to participate in determining whether the holders of the required principal amount of debt under the Indenture have concurred in any direction, waiver or consent under the terms of the Indenture.

      Pursuant to the terms of the Indenture relating to the COLAS, the Company is required to maintain a Value Maintenance Ratio (defined in the Indenture) of 1.05 to 1.00. Such ratio is equal to the relationship of the Company's Net Asset Value to the sum of: (i) the outstanding principal amount of the COLAS,
(ii) any unpaid Base Interest, and (iii) the outstanding principal balance of any Indebtedness incurred to redeem COLAS (the "COLA Obligation"). Net Asset value represents the excess of the Fair Market Value (as defined in the Indenture) of the gross assets of the Company over the liabilities of the Company other than the COLA obligations and certain other liabilities. The COLA Indenture requires the Company to obtain independent appraisals of the fair market value of the gross assets used to calculate the Value Maintenance Ratio as of December 31 in each even-numbered calendar year.

     The Company has received independent appraisals indicating that the appraised value of substantially all of its gross assets as of December 31, 1996, was approximately $653 million. Based upon the appraisals, the Company was able to meet the Value Maintenance Ratio as of December 31, 1996. As of December 31, 1997, the Fair Market Value of the gross assets of the Company is determined by Company management. To the extent that management believes that the aggregate Fair Market Value of the Company's assets exceeds by more than 5% the Fair Market Value of such assets included in the most recent appraisal, the Company must obtain an updated appraisal supporting such increase. It should be noted that pursuant to the Indenture the concept of Fair Market Value is intended to represent the value that an independent arm's-length purchaser, seeking to utilize such asset for its highest and best use would pay, taking into consideration the risks and benefits associated with such use or development, current restrictions on development (including zoning limitations, permitted densities, environmental restrictions, restrictive covenants, etc.) and the likelihood of changes to such restrictions; provided, however, that with respect to any Fair Market Value determination of all of the assets of the Company, such assets shall not be valued as if sold in bulk to a single purchaser. Although the Company believes the value of certain of its assets as of December 31, 1997, may be lower than their value one year earlier, the Company believes that the values were sufficient to be in compliance with the Value Maintenance Ratio. There can be no assurance that the Company will be able to sell its real estate assets for their aggregate appraised value. Because of the size and diversity of the real estate holdings of the Company and the uncertainty of the Hawaii real estate market, it is likely that it would take a considerable period of time for the Company to sell its assets. In recent years, the Company has sold some of its real estate for less than their appraised value to meet cash needs. In addition, the aggregate value of the Company's assets could be negatively affected by the recent financial difficulties in Southeast Asia and Japan.

     The Company uses the effective interest method and as such interest on the COLAS is accrued at the Mandatory Base Interest rate (4% per annum). The Company has not generated a sufficient level of Net Cash Flow to pay Contingent Base Interest (interest in excess of 4%) on the COLAS (see Note 5) from 1990 through 1997. Contingent Base Interest through 2008 is payable only to the extent of Net Cash Flow. Net Cash Flow for any period is generally an amount equal to 90% of the Company's net cash revenues, proceeds and receipts after payment of cash expenditures, excluding federal and state income taxes and after the establishment by the Company of reserves. At December 31, 2008, Contingent Base Interest may also be payable to the extent of Maturity Market Value. Maturity Market Value generally means 90% of the excess of the Fair Market Value of the Company's assets at maturity over its liabilities (including Qualified Allowance (described in the next paragraph), but only to the extent earned and payable from Net Cash Flow generated through maturity) at maturity. Approximately $99.8 million of the $107.4 million cumulative deficiency of Contingent Base Interest related to the period from August 31, 1989 (Final Issuance Date) through December 31, 1997 has not been accrued in the accompanying consolidated financial statements as the Company believes that it is not probable at this time that a sufficient level of Net Cash Flow will be generated in the future or that there will be sufficient Maturity Market Value as of December 31, 2008 (the COLA maturity date) to pay any such unaccrued Contingent Base Interest. The following table is a summary of Mandatory Base Interest and Contingent Base Interest for the years ended December 31, 1997, 1996 and 1995 (dollars are in millions):

                                     1997      1996      1995
                                     -----     -----     -----
Mandatory Base Interest paid      $    8.8       8.8      12.1
Contingent Base Interest paid           --        --        --
Cumulative deficiency of Contingent
   Base Interest at end of year   $  107.4      94.2      80.9

Net Cash Flow was $0 for 1997, 1996 and 1995.

      With respect to any calendar year, JMB or its affiliates may receive a Qualified Allowance in an amount equal to 1.5% per annum of the Fair Market Value of the gross assets of the Company (other than cash and cash equivalents and certain other types of assets as provided for in the Indenture) for providing certain advisory services to the Company. The aforementioned advisory services, which are provided pursuant to a 30-year Services Agreement entered into between the Company and JMB Realty Corporation ("JMB"), an affiliate of the Company, in November 1988, include making recommendations in the following areas: (i) the construction and development of real property;
(ii) land use and zoning changes; (iii) the timing and pricing of properties to be sold; (iv) the timing, type and amount of financing to be incurred; (v) the agricultural business; and
(vi) the uses (agricultural, residential, recreational or commercial) for the land. However, the Qualified Allowance shall be earned and paid for each year prior to maturity of the COLAS only if the Company generates sufficient Net Cash Flow to pay Mandatory and Contingent Base Interest for such year in an amount equal to 8% . Any portion of the Qualified Allowance not paid for any year shall cumulate without interest and JMB or its affiliates shall be paid such deferred amount in succeeding years, only after the payment of all Contingent Base Interest for such succeeding year and then, only to the extent that Net Cash Flow exceeds levels specified in the Indenture.

     A Qualified Allowance for 1989 of approximately $6.2 million was paid on February 28, 1990. Approximately $64.5 million of Qualified Allowance related to the period from January 1, 1990 through December 31, 1997 has not been earned and paid, and is payable only to the extent that future Net Cash Flow is sufficient. Accordingly, because the Company does not believe it is probable at this time that a sufficient level of Net Cash Flow will be generated in the future to pay the
Qualified Allowance, the Company has not accrued for any Qualified Allowance payments in the accompanying consolidated financial statements. JMB has informed the Company that no incremental costs or expenses have been incurred relating to the provision of these advisory services. The Company believes that using an incremental cost methodology is reasonable. The following table is a summary of the Qualified Allowance for the years ended December 31, 1997, 1996 and 1995 (dollars are in millions):

                                 1997       1996       1995
                                 -----     -----       -----
Qualified Allowance calculated  $ 10.1       9.2       9.9
Qualified Allowance paid            --        --        --
Cumulative deficiency of Qualified
 Allowance at end of year       $ 64.5      54.4      45.2

     After the maturity date of the COLAS, JMB will continue to provide advisory services pursuant to the Services Agreement, the Qualified Allowance for such years will continue to be 1.5% per annum of the Fair Market Value of the gross assets of the Company and its subsidiaries and the Qualified Allowance will continue to be payable from the Company's Net Cash Flow. Upon the termination of the Services Agreement, if there has not been sufficient Net Cash Flow to pay the cumulative deficiency in the Qualified Allowance, if any, such amount would not be due or payable to JMB.

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


RESULTS OF OPERATIONS
GENERAL:

      The Company and its subsidiaries report its taxes as a part of the consolidated tax return for Northbrook. The
Company and its subsidiaries have entered into a tax indemnification agreement with Northbrook, which indemnifies the Company and its subsidiaries for responsibility for all past, present and future federal and state income tax liabilities (other than income taxes which are directly attributable to cancellation of indebtedness income caused by the repurchase or redemption of securities as provided for in or contemplated by the Repurchase Agreement).

      Current  and  deferred taxes have been allocated  to  the
Company  as  if  the  Company  were  a  separate  taxpayer   in
accordance with the provisions of SFAS No. 109 - Accounting for
Income  Taxes.   However, to the extent the tax indemnification
agreement  does not require the Company to actually pay  income taxes, current taxes payable or receivable (excluding income taxes which are directly attributable to cancellation of indebtedness income caused by the repurchase or redemption of securities as provided for in or contemplated by the Repurchase Agreement)
have been reflected as deemed contributions to additional paid-
in   capital or distributions from related earnings (deficit)
in   the  accompanying  consolidated   financial statements.
As such, the deferred income tax liabilities reflected on the Company's consolidated balance sheet are not expected to result in cash payments by the Company.

     The Company is assessing the modifications or replacement of its software that may be necessary for its computer systems to function properly with respect to dates in the year 2000 and thereafter. The Company does not believe that the cost of either modifying existing software or converting to new software will have a material adverse impact on the financial condition of the Company and the Company's management is taking action to insure that that the year 2000 issue will not pose significant operational problems for its computer systems. The Company is initiating discussions with parties with whom it does business to ensure that those parties have appropriate plans to remediate year 2000 issues where their systems impact the Company's operations. There is no assurance that the systems of those parties will function properly and would not have an adverse effect on the Company's operations.

      Long-term debt decreased and the current portion of long-term debt increased as of December 31, 1997 as compared to December 31, 1996, due primarily to the reclassification of the $10 million Mill Town Center loan from long-term to short-term and principal payments made on long-term debt. The decrease in long-term debt is partially offset by approximately $5.0 million of loan proceeds received related to the refinancing of the WGCI loan in 1997.

     Interest expense increased for the year ended December 31, 1997 as compared to the year ended December 31, 1996 due to additional affiliated financing.

      The following table sets forth operating results by industry segment (see Note 13), for the years indicated (in
000's):

                                                 1997      1996      1995
                                                ------    ------   -------
Agriculture Segment:
     Revenues                                 $ 41,949    51,805    47,656
     Cost of  sales                            (40,862)  (54,640)  (53,430)
                                               --------- --------- ---------
                                                 1,087   ( 2,835)  ( 5,774)
     Operating expenses                         (4,460)  ( 4,690)  ( 5,108)
                                                -------  --------  --------
     Operating  income  (loss)                  (3,373)  ( 7,525)  (10,882)
                                                -------  --------  --------

Property Segment:
     Revenues                                   44,048    45,138    52,663
     Cost   of   sales                         (37,457)  (34,627)  (30,853)
                                               --------  --------  --------
                                                 6,591    10,511    21,810
     Operating expenses:
       Reduction to carrying value of
        investments  in  real estate            (2,279)  (18,315)       --
       Other                                    (9,713)  ( 9,779)  (10,688)
                                               -------- ---------  --------

     Operating income (loss):
      Reduction to carrying value of
        investments  in  real estate            (2,279)  (18,315)       --
      Other                                     (3,122)      732    11,122

Unallocated operating expenses
     (primarily overhead)                       (3,225)  ( 3,045)  ( 2,593)
                                                -------  --------  -------
Total  operating  loss                      $  (11,999)  (28,153)  ( 2,353)


     The variances in the above-noted results of operations for the Agriculture segment and the Property segment are discussed in the following two sections, respectively.

AGRICULTURE SEGMENT:

      The Company's Agriculture segment is responsible for activities related to the cultivation, processing and sale of sugar cane and coffee. Agriculture's revenues are primarily derived from the Company's sale of its raw sugar. Reference is made to the "Liquidity and Capital Resources" section of
"Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of potential uncertainties regarding the price of raw sugar and the continuation of the Company's sugar cane operations.

      As part of the Company's agriculture operations, the Company enters into commodities futures contracts and options in raw sugar as deemed appropriate to reduce the risk of future price fluctuations. These futures contracts and options are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in cost of sales as part of the production cost.

1997 Compared to 1996

      During 1997, agriculture revenues were $41.9 million as compared to $51.8 million in 1996. The $9.9 million decrease was due primarily to (i) a decrease of $6.6 million in revenues resulting from a 14% decrease in the tons of sugar sold in 1997 as compared to 1996. During 1997, approximately 109,000 tons of sugar were sold as compared to 127,000 tons of sugar sold in 1996. Approximately 12,000 tons of the raw sugar produced in late 1995 were delivered to C&H and recognized in revenues in 1996; (ii) a $1.6 million decrease in revenues resulting from a 4% decrease in the price of sugar to $359 per ton in 1997 as compared to $374 per ton in 1996; and (iii) a $1.4 million decrease in other agricultural revenues.

      During 1997, cost of sales were $40.8 million as compared to $54.6 million in 1996. The $13.8 million decrease was due primarily to: (i) a $7.2 million decrease in cost of sales resulting from a 14% reduction in the tons of sugar sold in 1997 as compared to 1996 (as discussed above); and (ii) a $6.6 million decrease in cost of sales primarily attributable to cost reduction efforts for certain expenditures related to sugar production.

      Agriculture operating revenues were $4.5 million and $4.7
million   for  1997  and  1996,  respectively,  and   consisted
primarily of depreciation expense.

     The decrease in the operating loss of $7.5 million in 1996 as compared to $3.4 million in 1997 was due primarily to the reductions in revenues and cost of sales (as discussed above).

1996 Compared to 1995

      During 1996, agriculture revenues were $51.8 million as compared to $47.7 million in 1995. The $4.1 million increase was due primarily to: (i) a $7.9 million increase in revenues resulting form a 19% increase in the tons of sugar sold in 1996 as compared to 1995. During 1996, approximately 127,000 tons of sugar were sold as compared to 106,000 tons of sugar sold in 1995 (as discussed above); (ii) offset in part by a $1.6 million decrease in revenues resulting from a 3% decrease in the price of sugar to $374 per ton in 1996 as compared to $386 per ton in 1995; and (iii) a $2 million increase in other agriculture revenues due in part to the closure of Oahu Sugar in 1995.

      During 1996, cost of sales were $54.6 million as compared to $53.4 million in 1995. The $1.2 million increase was due primarily to: (i) a $10.3 million increase in cost of sales resulting from a 19% increase in the tons of sugar sold in 1996, as compared to 1995 (as discussed above) offset in part by (ii) a decrease in costs primarily due to approximately $8.1 million of costs associated with the closure of operations at Oahu Sugar.

      Agriculture operating expenses were $4.7 million and $5.1
million   for  1996  and  1995,  respectively,  and   consisted
primarily of depreciation expense.

      The decrease in the operating loss of $10.8 million in 1995 as compared to $7.5 million in 1996 was due primarily to the reductions in revenues and cost of sales (as discussed above).

PROPERTY SEGMENT:

      The Company's Property segment is responsible for land planning and development activities; obtaining land use, zoning and other governmental approvals; selling or financing developed and undeveloped land parcels; and the management and operation of the Company's golf course facilities.

1997 Compared to 1996

      Revenues decreased slightly to $44.0 million in 1997 from $45.1 million in 1996. Property revenues include revenues from land sales of approximately $21.2 million and $18.9 million for 1997 and 1996, respectively, and revenues from the operations of the three golf courses owned by the Company of approximately $15.6 million for 1997 and $15.2 million for 1996. Land sales included revenues in 1997 from $5.2 million of land sales related to the remaining four oceanfront lots at Kai Ala Place in Kaanapali, approximately $4.8 million of land sales related to Kaanapali Golf Estates and $11.2 million primarily from the sale of unentitled agricultural and conservation land parcels on Kauai and Hawaii. Approximately $5.5 million of 1996 land sales related to the Kaanapali Golf Estates and the remaining $13.4 million was primarily from the sale of unentitled agricultural and conservation land parcels on Maui, Kauai and Hawaii.

      During 1997, property cost of sales were $37.5 million as compared to $34.6 million in 1996. The $2.9 million increase was due primarily to an increase in costs associated with land parcels sold (as discussed above).

      Property  operating expenses were $9.7 million  and  $9.8
million   for  1997  and  1996,  respectively,  and   consisted
primarily   of   employment  costs  and   other   general   and
administrative expenses.

      In accordance with the provisions of the Indenture, appraisals were performed for certain assets of the Company as of December 31, 1996 and 1994, which reflected a decline in value for certain properties. Certain of the assets appraised as of December 31, 1996 are properties that are either being actively marketed by the Company or properties for which the Company has a plan to sell the assets in the near future. Five of the land parcels expected to be disposed of by the Company within the next two years, having a cost basis of approximately $40.3 million were estimated by the Company to have a total fair value, less costs to sell, of approximately $22.0 million as of December 31, 1996. Accordingly, the Company recorded an $18.3 million loss in the fourth quarter of 1996 related to these properties, and the Company reduced its carrying value of one of its land parcels in the fourth quarter of 1997 by $2.3 million to properly reflect the estimated market value of this land parcel.

      Property sales and cost of sales increased for the year ended December 31, 1997 as compared to the year ended December 31, 1996 (as discussed above), however, operating income deteriorated primarily due to lower margins realized on property sold during 1997.

1996 Compared to 1995

      Revenues decreased to $45.1 million in 1996 from $52.6 million in 1995. Property revenues include land sales approximately $18.9 million and $30.8 million for 1996 and 1995, respectively, and revenues from the operations of the Company's three golf courses which accounted for $15.2 million in 1996 and $15.4 million in 1995, respectively. The decrease was due primarily to the decrease of $11.9 million in non-strategic land sales. During 1995, $4.1 million of land sales related to Kai Ala Place, $1.1 million related to the Kaanapali Golf Estates and the remaining $25.6 million was primarily from the sale of agricultural and conservation land parcels on Maui and Hawaii.

     During 1996, property costs of sales were $34.6 million as compared to $30.8 million in 1995. The $3.8 million increase was due primarily to an increase in costs associated with land parcels sold (as discussed above) despite a decrease in revenue from land sales which is primarily attributable to the weak Hawaii economy.

      Property  operating expenses were $9.8 million and  $10.6
million for 1996 and 1995, respectively, and consisted of employment costs and other general and administrative expenses.

      Property operating loss increased for the year  ended
December, 31, 1996 as compared to the year ended December 31, 1995 primarily due to a reduction in carrying value of investments in real estate and to lower margins realized for the parcels sold in 1996.


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


Item 8.  Financial Statements and Supplementary Data


     AMFAC/JMB HAWAII, L.L.C.

     INDEX


Report of Independent Auditors
Consolidated Balance Sheets, December 31, 1997 and 1996
Consolidated  Statements  of Operations  for  the  years  ended
December 31, 1997, 1996 and 1995
Consolidated Statements of Stockholder's Equity (Deficit) for the years ended December 31, 1997, 1996 and 1995
Consolidated  Statements  of Cash Flows  for  the  years  ended
December 31, 1997, 1996 and 1995

Notes to Consolidated Financial Statements

                                                     Schedule

     Valuation and Qualifying Accounts                  II


Schedules not filed:

      All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.


                    AMFAC/JMB FINANCE, INC.

                             INDEX

Report of Independent Auditors
Balance Sheets, December 31, 1997 and 1996
Notes to the Balance Sheets


Schedules not filed:

       All   schedules  have  been  omitted  as  the   required
information is inapplicable or the information is presented in the financial statements or related notes.


                REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholder
AMFAC/JMB HAWAII, L.L.C.

      We have audited the accompanying consolidated balance sheets of Amfac/JMB Hawaii, L.L.C. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholder's equity (deficit), and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amfac/JMB Hawaii, L.L.C. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with
generally  accepted  accounting  principles.   Also,   in   our
opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.










                                        ERNST & YOUNG LLP


Honolulu, Hawaii
March 27 , 1998





                    AMFAC/JMB HAWAII, L.L.C.

                  Consolidated Balance Sheets

                   December 31, 1997 and 1996

                     (Dollars in Thousands)
                          A s s e t s
                                                  1997           1996
                                                 ------        -------
Current assets:
  Cash and cash equivalents                      $9,115          8,736
  Receivables - net                               6,743          4,741
  Inventories                                    61,469         56,808
  Prepaid expenses                                2,648          3,439
                                                 -------       --------
          Total current assets                   79,975         73,724
                                                 -------       --------
Investments                                      46,496         46,187
                                                 -------       --------
Property, plant and equipment:
  Land and land improvements                     262,233       289,294
  Machinery and equipment                         63,497        60,981
  Construction in progress                         1,035         1,365
                                                 -------       --------
                                                 326,765       351,640
 Less accumulated depreciation and amortization   38,726        33,856
                                                 -------      --------
                                                 288,039       317,784
Deferred expenses                                 11,872        12,975
Other assets                                      37,863        32,935
                                                 -------       --------
                                              $  464,245       483,605
                                                ========       ========
                     L i a b i l i t i e s
Current liabilities:
  Accounts payable                            $    6,289        5,719
  Accrued expenses                                 9,213        9,274
  Current portion of long-term debt               11,243        1,471
   Current portion of deferred income taxes        4,325        5,422
  Amounts due to affiliates                       10,719        8,905
                                                 -------      --------
          Total current liabilities               41,789       30,791
                                                 -------      --------
Amounts due to affiliates                        125,290      103,579
Accumulated postretirement benefit obligation     54,375       57,662

                    AMFAC/JMB HAWAII, L.L.C.

            Consolidated Balance Sheets - Continued

                   December 31, 1997 and 1996

                        (Dollars in Thousands)

                                                  1997        1996
                                                --------     -------

Long-term debt                                    94,312     100,606
Other long-term liabilities                       34,525      35,501
Deferred income taxes                             84,151      88,345
Certificate of Land Appreciation Notes           220,692     220,692
                                                --------    --------
          Total liabilities                      655,134     637,176
                                                --------    --------

Commitments and contingencies (notes 3, 4, 5, 6, 7, 8,  9, and 11)

  S t o c k h o l d e r ' s   E q u i t y   ( D e f i c i t )

Common stock, no par value
   Authorized, issued and outstanding 1,000 shares     1          1
Additional paid-in capital                        14,384     14,384
Retained earnings (deficit)                     (205,274)  (167,956)
                                                --------   --------
     Total stockholder's equity (deficit)       (190,889)  (153,571)
                                                 --------  --------
                                                 464,245    483,605
                                                =========  =========












The accompanying notes are an integral part of the consolidated financial statements.


                    AMFAC/JMB HAWAII, L.L.C.
             Consolidated Statements of Operations

          Years ended December 31, 1997, 1996 and 1995
                     (Dollars in Thousands)

                                                  1997     1996     1995
                                                 ------   -----    ------
Revenues:
  Agriculture                                $  41,949    51,805    47,656
  Property                                      44,048    45,138    52,663
                                                -------  -------   -------
                                                85,997    96,943   100,319
                                                -------  -------   -------
Cost of sales:
  Agriculture                                   40,862    54,640    53,430
  Property                                      37,457    34,627    30,853
                                                -------  -------   -------
                                                78,319    89,267    84,283
Operating expenses:
  Selling, general and administrative           11,188    11,160    11,666
  Depreciation and amortization                  6,210     6,354     6,723
  Reduction to carrying value of investments in
  real estate                                    2,279    18,315        --
                                                -------  -------   -------
       Total costs and expenses                 97,996   125,096   102,672
                                                -------  -------   -------
       Operating loss                          (11,999)  (28,153)   (2,353)
                                                -------  -------   -------
Non-operating income (expenses):
  Amortization of deferred costs                (1,347)   (1,222)   (1,557)
   Interest income                                 386       463     1,288
   Interest expense                            (29,649)  (26,297)  (25,233)                                                   --
                                               -------   -------   --------
                                               (30,610)  (27,056)  (25,502)
                                               -------   -------   --------

    Loss before taxes and extraordinary item   (42,609)  (55,209)  (27,855)
      Income tax benefit                       (17,037)  (21,043)   (8,019)
                                               -------   --------   -------
          Loss before extraordinary item       (25,572)  (34,166)  (19,836)
 Extraordinary gain from extinquishment of debt
  (less applicable income taxes of $20,807)         --         --   32,544
                                                -------  --------   ------
          Net   income   (loss)                (25,572)  (34,166)   12,708
                                               ========  =======   ========



The accompanying notes are an integral part of the consolidated financial statements

                    AMFAC/JMB HAWAII, L.L.C.

   Consolidated Statements of Stockholder's Equity (Deficit)

          Years ended December 31, 1997, 1996 and 1995

                     (Dollars in Thousands)

                                                             Total
                                                             Stock-
                                                 Retained  holder's
                                 Common Paid-In  Earnings    Equity
                                 Stock  Capital  (Deficit) (Deficit)

Balance, December 31, 1994      $      1   14,384   (138,392) (124,007)

Net income                             --      --     12,708    12,708
Capital distribution -
current  income taxes (note 12)        --      --     (2,889)   (2,889)
                                   ------- -------   --------  -------
Balance,  December 31, 1995     $      1    14,384  (128,573) (114,188)

Net loss                              --       --    (34,166)  (34,166)
Capital distribution -
current income taxes (note 12)        --       --     (5,217)   (5,217)
                                   -------  -------   -------  --------
Balance,  December 31, 1996     $       1    14,384 (167,956) (153,571)
Net loss                              --       --    (25,572)  (25,572)
Capital distribution -
current  income taxes (note 12)       --       --    (11,746)  (11,746)
                                   -------  -------- -------- ---------
Balance,  December 31, 1997     $       1    14,384 (205,274) (190,889)
                                 ========   ======== ======== =========




The accompanying notes are an integral part of the consolidated financial statements.

                    AMFAC/JMB HAWAII, L.L.C.

             Consolidated Statements of Cash Flows

          Years ended December 31, 1997, 1996 and 1995

                     (Dollars in Thousands)
                                                  1997      1996     1995
                                                --------  -------- -------
Cash flows from operating activities:
  Net income (loss)                           $ (25,572) (34,166)  12,708
  Items not requiring (providing) cash:
    Depreciation and amortization                 6,210    6,354    6,723
    Amortization of deferred costs                1,347    1,222    1,557
    Equity in earnings of investments               111      (14)      69
    Income tax expense (benefit)                (17,037) (21,043)  12,788
   Extraordinary gain from extinguishment of debt    --       --  (53,351)
    Reduction to carrying value of investments
     in real estate                               2,279   18,315       --
    Deferred interest                             1,039    1,441       --
    Interest on advances from affiliates          5,083       --       --
  Changes in:
    Receivables - net                            (2,002)   3,979    6,223
    Inventories                                  19,201   22,052   12,364
    Prepaid expenses                                791     (337)   1,277
    Accounts payable                                570   (2,843)  (1,320)
    Accrued expenses                                (61)  (3,994)  (2,104)
    Amounts due to affiliates                     1,814  (13,957)  12,751
    Other long-term liabilities                  (4,125)  (4,489)  (7,006)
                                                -------  -------  -------
     Net cash provided by (used in)
       operating activities                     (10,352) (27,480)   2,679
                                                -------  -------   ------
Cash flows from investing activities:
  Property additions                             (2,766)  (4,257)  (5,145)
  Property sales, disposals and retirements - net   160       63    4,478
  Investments in joint ventures and partnerships   (420)  (1,093)    (103)
  Short-term investments                             --       --   31,998
  Other assets                                   (4,928)  (4,467)  (1,927)
  Other long-term liabilities                    (1,063)     (53)  (4,945)
                                                 -------  -------   ------
    Net cash provided by (used in)
    investing activities                         (9,017)  (9,807)   24,356
                                                 -------  -------   ------
Cash flows from financing activities:
   Deferred  expenses                              (244)      28        29
Payment to redeem and purchase Certificate of
    Land Appreciation Notes (COLAS)                  --       --  (105,452)
Net amounts due to affiliates                    16,628   26,668    61,814
Net (repayments) proceeds of long-term debt       3,364    7,582    (2,489)
Other costs related to extinguishment of debt       --        --      (894)
                                                 -------  -------  -------
Net cash provided by (used in)
   financing activities                          19,748   34,278   (46,992)
                                                 -------  -------  -------
  Net increase (decrease) in cash and cash
   equivalents                                      379   (3,009)  (19,957)
  Cash and cash equivalents, beginning of year    8,736   11,745    31,702
                                                 -------  -------  -------
   Cash and cash equivalents, end of year    $    9,115    8,736    11,745
                                                 =======  =======  =======
Supplemental disclosure of cash flow information:
  Cash paid for interest
  (net of amount capitalized)                $   24,816   31,111    24,347
                                                 =======  =======  =======
  Schedule of non-cash investing and financing activities:
    Transfer of property actively held for sale to
      real estate inventories and accrued costs
       relating  to  real  estate  sales         23,862   29,219     9,240
                                                =======   =======   =======



                   AMFAC/JMB HAWAII, L.L.C.

       Consolidated Statements of Cash Flows - Continued

          Years ended December 31, 1997, 1996 and 1995

                     (Dollars in Thousands)

                                                 1997      1996      1995
                                               --------  -------    -------

Disposition of debt:
 Gain on extinguishment of debt             $       --       --      53,351
 Face value of debt extinguished                    --       --    (164,045)
 Other costs related to debt extinguishment         --       --         894
 Write-off  of  Contingent Base Interest            --       --      (5,667)
 Write-off  of  deferred  COLA  costs               --       --      10,015
                                                --------  -------   --------
    Cash paid to redeem and purchase COLAS   $      --       --    (105,452)
                                                ========  =======   =======














The accompanying notes are an integral part of the consolidated financial statements.



                   AMFAC/JMB HAWAII, L.L.C.

          Notes to Consolidated Financial Statements

                    (Dollars in Thousands)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BASIS OF ACCOUNTING

      Amfac/JMB Hawaii, L.L.C. (the "Company") is a Hawaii limited liability company. The Company is wholly-owned by Northbrook Corporation. The primary business activities of the Company are land development and sales, golf course management and agriculture. The Company owns approximately 43,000 acres of land located on the islands of Oahu, Maui, Kauai and Hawaii in the State of Hawaii. All of this land is held by the Company's wholly-owned subsidiaries. In addition to its owned lands, the Company leases approximately 55,000 acres of land used primarily in conjunction with its agricultural operations. The Company's operations are subject to significant government regulation.

     The Company is the successor to Amfac/JMB Hawaii, Inc. ("A/J Hawaii"). On March 3, 1998, A/J Hawaii was merged (the "Merger") with and into the Company pursuant to an Agreement and Plan of Merger dated February 27, 1998 (the "Merger Agreement") by and between A/J Hawaii and the Company (which was then named Amfac/JMB Mergerco, L.L.C.). The Merger was consummated to change the Company's form of entity from a corporation to a limited liability company. The Company was a nominally capitalized limited liability company which was formed on December 24, 1997, solely for the purpose of effecting the Merger. The Company succeeded to all the assets and liabilities of A/J Hawaii in accordance with the Hawaii Business Corporation Act and the Hawaii Uniform Limited Liability Company Act. In addition, A/J Hawaii, the Company, The First National Bank of Chicago (the "Trustee") and various guarantors entered into a Second Supplemental Indenture dated as of March 1, 1998, pursuant to which the Company expressly assumed all obligations of A/J Hawaii under the Indenture dated as of March 14, 1989, as amended (the "Indenture") by and among A/J Hawaii, the Trustee and the guarantors named therein and the Certificates of Land Appreciation Notes due 2008 Class A (the "Class A COLAS") and the Certificates of Land Appreciation Notes Class B (the "Class B COLAS" and, collectively, with the Class A COLAS the "COLAS"). The Merger did not require the consent of the holders of the COLAS under the terms of the Indenture. The Company has succeeded to A/J Hawaii's reporting obligations under the Securities Exchange Act of 1934, as amended. Unless otherwise indicated, references to the Company prior to March 3, 1998 shall mean A/J Hawaii and A/J Hawaii's subsidiaries.

      The Company has two primary business segments. The agriculture segment ("Agriculture") is responsible for the Company's activities related to the cultivation and processing of sugar cane and other agricultural products. The real estate segment ("Property") is responsible for land development activities related to the Company's owned land in the State of Hawaii.




                   AMFAC/JMB HAWAII, L.L.C.

    Notes to Consolidated Financial Statements - Continued

                    (Dollars in Thousands)

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts
of   the   Company  and  its  wholly-owned  subsidiaries.   All
significant intercompany balances and transactions have been eliminated in consolidation.

     STATEMENT OF CASH FLOWS

      The Company's policy is to consider all amounts held with original maturities of three months or less in U.S. government obligations, certificates of deposit and money market funds (approximately $5,400 and $4,900 at December 31, 1997 and 1996, respectively) as cash equivalents which approximates market. These amounts include $2,067 and $1,552 at December 31, 1997 and 1996, respectively, which were restricted primarily to fund debt service on long-term debt related to the acquisition of power generation equipment (see note 6).

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Disclosures about Fair Value of Financial Instruments", requires entities to disclose the SFAS No. 107 value of certain on-and off-balance sheet financial instruments for which it is practicable to estimate. Value is defined in SFAS No. 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Company believes the carrying amounts of its financial instruments classified as current assets and liabilities in its balance sheet approximate SFAS No. 107 value due to the relatively short maturity of these instruments. The Company believes the carrying value of its long-term debt (notes 4 and 6)
approximates fair value. SFAS No. 107 states that quoted market prices are the best evidence of the SFAS No. 107 value of financial instruments, even for instruments traded only in thin markets. On March 15, 1995, pursuant to the indenture that governs the terms of the COLAS (the "Indenture"), the Company elected to exercise its right to redeem, and therefore was obligated to purchase, any and all Class A COLAS submitted pursuant to the Redemption Offer at a price of $.365 per Class A COLA (see note 5). In conjunction with the Company's election to repurchase the Class A COLAS submitted for repurchase, the Company made a tender offer (the "Tender Offer") to purchase up to approximately $68,000 principal value of the Class B COLAS at a price of $.220 per Class B COLA from COLA holders electing to have their Class A COLAS repurchased. The Redemption Offer and the Tender Offer expired on June 1, 1995. Since such expiration, the secondary market for COLAS has been extremely thin. Since June 1, 1995, a limited number of COLA units have been sold in transactions arranged by brokers for amounts ranging from approximately $.250 to $.348 per Class B COLA and from approximately $.482 to $.565 per combined Class A and Class B COLA. Based on the range of transactions since June 1, 1995 and the number of COLAS outstanding (with a per unit carrying value of $1.0 and a total carrying value of $220,692 at December 31, 1997 in the accompanying consolidated financial statements), the implied SFAS No. 107 value of the COLAS would range from approximately $108,000 to $133,000. However, due to restrictions on prepayment and redemption as specified in the COLA Indenture, as well as the methodology used to determine such value, the Company does not believe that it would be able to refinance or repurchase all of its outstanding COLA units as of December 31, 1997 at this value. Reference is made to note 5 for results of the Redemption and Tender Offer. In January 1998, an affiliate of the Company extended a Tender Offer to purchase up to approximately $65,421 principal of Separately Certificated Class B COLAs (see Note 5).
                   AMFAC/JMB HAWAII, L.L.C.

    Notes to Consolidated Financial Statements - Continued

                    (Dollars in Thousands)

INVENTORY  CAPITALIZATION AND RECOGNITION OF REVENUE  FROM  THE
SALE OF SUGAR

      The Company capitalizes all of the expenditures incurred in bringing crops to their existing condition and location. Such capitalized expenditures include those costs related to the planting, cultivation and growing of sugar cane grown on the agricultural properties of the Company. Inventory reflected in the accompanying consolidated balance sheets at December 31, 1997 and 1996, which includes $10,800 and $13,800, respectively, related to agricultural operations, is not in excess of its estimated net realizable value. Reductions in the estimated net realizable value of unsold sugar are recognized when anticipated. In determining the net realizable value of unsold sugar, the price the Company uses is based upon the domestic price of sugar. The Company recognizes revenue and related cost of sales upon delivery of its raw sugar to the California and Hawaii Sugar Company ("C&H").

      The price of raw sugar that the Company receives is based upon the price of domestic sugar (less delivery and administrative costs) as currently controlled by U.S. Government price support legislation. On April 4, 1996, President Clinton signed the Federal Agriculture Improvement and Reform Act of 1996 ("the Act"). The Act, which expires in 2002, sets a target price range for raw sugar. The target raw sugar price established by the government, is supported primarily by the setting of quotas to restrict the importation of raw sugar to the U.S. There can be no assurance that, in the future, the government price support will not be reduced or eliminated entirely. Such a reduction or an elimination of price supports could have a material adverse affect on the Company's agriculture operations, and possibly could cause the Company to evaluate the cessation of its remaining sugar cane operations.

      As part of the Company's agriculture operations, the Company enters into commodities futures contracts and options in sugar as deemed appropriate to reduce the risk of future price fluctuations in sugar. The sugar futures contracts obligate the Company to make or receive a payment equal to the net change in value of the contracts at its maturity. The sugar option contracts permit, but do not require, the Company to purchase specified numbers of futures contracts at specified prices until the expiration dates of the contracts. The sugar futures and options contracts are designated as hedges of the Company's firm sales commitments, are short-term in nature to correspond to the commitment period, and are effective in hedging the Company's exposure to changes in sugar prices during that cycle.

     These contracts are marked to market with unrealized gains and losses deferred and recognized in earnings when realized as an adjustment to cost of sales as part of the production cost (the deferral accounting method). The related amounts due to or from the exchange are included in inventory. Unrealized changes in fair value of contracts no longer effective as hedges are recognized in income from the date the contracts become ineffective until their expiration.

     INVESTMENTS

     Investments in certain partnerships and joint ventures, if any, over which the Company exercises significant influence are accounted for by the equity method. To the extent the Company engages in such activities as general partner, the Company is contingently liable for the obligations of its partnership and joint venture investments.


                         AMFAC/JMB HAWAII, L.L.C.

     Notes to Consolidated Financial Statements - Continued

                    (Dollars in Thousands)

LAND DEVELOPMENT

     Project costs associated with the acquisition, development and construction of real estate projects are capitalized and classified as construction in progress. Such capitalized costs are not in excess of the project's estimated fair value as reviewed periodically or as considered necessary. In addition, interest is capitalized to qualifying assets during the period that such assets are undergoing activities necessary to prepare them for their intended use. Such capitalized interest is charged to cost of sales as revenue from the real estate development is recognized. Interest costs of approximately $1,272 and $1,327 have been capitalized for the years ended 1997 and 1996, respectively. No material amounts have been capitalized for the year ended 1995.

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

      In accordance with the provisions of the COLA Indenture, appraisals were performed for certain assets of the Company as of December 31, 1996, which reflected a decline in value for certain properties. Certain of the assets appraised as of December 31, 1996 are properties that are either being actively marketed by the Company or properties for which the Company has a plan to sell the assets in the near future. Five of the land parcels expected to be disposed of by the Company within the next two years, having a cost basis of approximately $40,280 were estimated by the Company to have a total fair market value, less costs to sell, of approximately $21,965 as of December 31, 1996. Accordingly, the Company recorded a $18,315 loss in the fourth quarter of 1996 related to these properties and the Company reduced its carrying value of one of its land parcels in the fourth quarter of 1997 by $2.3 million to properly reflect the estimated market value of this land parcel.

     EFFECTIVE INTEREST

      For financial reporting purposes, the Company uses the effective interest rate method and accrued interest on the COLAS at 4% per annum ("Mandatory Base Interest") for the years ended December 31, 1997, 1996 and 1995.

     INTEREST RATE SWAPS AND CAPS

      Net interest received (paid) on contracts that qualify as hedges is recognized over the life of the contract as an adjustment to interest income (expense) of the hedged financial instrument.

                      AMFAC/JMB HAWAII, L.L.C.

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

      Current and deferred taxes have been allocated to the Company as if the Company were a separate taxpayer in accordance with the provisions of SFAS No. 109-Accounting for Income Taxes. However, to the extent the tax indemnification agreement does not require the Company to actually pay income taxes, current taxes payable or receivable have been reflected as deemed contributions to additional paid-in capital or distributions to retained earnings (deficit) in the accompanying consolidated financial statements.

      USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     RECLASSIFICATIONS

      Certain  amounts  in  the  December  31,  1995  and  1996
financial statements have been reclassified to conform to the December 31, 1997 presentation.




                   AMFAC/JMB HAWAII, L.L.C..

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

(2)  ASSETS AND LIABILITIES INFORMATION
                                                       1997      1996
                                                      -------   --------
    Receivables - net:
       Trade accounts and notes (net of allowance) $   1,529     2,161
       Sugar and molasses                              4,055     1,663
       Other                                           1,159       917
                                                      -------   -------
                                                   $   6,743     4,741
                                                      =======   =======
    Accrued expenses:
       Payroll and benefits                        $   2,537     2,540
       Interest                                        4,454     4,470
       Other                                           2,222     2,264
                                                      -------   -------
                                                   $   9,213     9,274
                                                      =======   =======

(3)  INVESTMENTS

      The  Company's investments at December 31, 1997 and  1996
consist of the following:
                                                       Carrying Value
                                                       ---------------

                                        Ownership
 Description                            Percentage     1997      1996
 -----------                           -----------    ------    ------
     Sugar Cooperatives                    26.0%    $    41         41
     North Beach Joint Venture             50.0%     46,455     46,146
                                                     -------   -------
                                                    $46,496     46,187
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










                   AMFAC/JMB HAWAII, L.L.C.

    Notes to Consolidated Financial Statements - Continued

                    (Dollars in Thousands)

       The  following  is  the  condensed,  combined  financial
statement  information (unaudited) of HSTC and the North  Beach joint venture:
                                     1997                   1996
                            ----------------------   -------------------
                              North Beach             North Beach
                             Joint Venture   HSTC    Joint Venture   HSTC
                            --------------  -----    -------------  -----

Current assets              $     319       21,260        255       13,313

Noncurrent assets              40,100           16     40,100        1,907
Current  liabilities             (274)     (21,167)      (202)     (13,711)
Noncurrent    liabilities          --           --         --       (1,400)
                              -------       -------    -------      -------
Equity                      $  40,145          109     40,153          109
                              =======      ========   ========      =======


                                        1997         1996        1995
                                       ------       ------      ------
      Revenue                        $135,993       203,406     202,954
      Cost and expenses                16,332        19,755      20,493
                                      --------     --------     --------
      Net income                     $119,661       183,651     182,461
                                     =========     =========    ========

(4)  AMOUNTS DUE AFFILIATES - FINANCING

     The approximately $15,097 of remaining acquisition-related financing owed to affiliates had a maturity date of June 1, 1998 and bore interest at a rate per annum based upon the prime interest rate (8.5% at December 31, 1997), plus one percent.

In addition to the $52,000 borrowed from Northbrook in 1995 to redeem Class A COLAS pursuant to the Redemption Offer (see Note
5), the Company had also borrowed approximately $18,746 and $9,814 during 1996 and 1995, respectively, to fund COLA Base Interest payments and other operational needs. These loans from Northbrook were payable interest only, matured on June 1, 1998 and carried an interest rate per annum equal to the prime interest rate plus two percent. Pursuant to the Indenture relating to the COLAS, the amounts borrowed from Northbrook are considered "Senior Indebtedness" to the COLAS.

      In February 1997 the above noted affiliate loans, along with certain other amounts due Northbrook, were converted into a new $104,759 ten year note payable. The new note is payable interest only, which accrues at the prime interest rate plus 2%. The Company borrowed an additional $16,628 during 1997 to fund COLA Mandatory Base Interest and operational needs from a subsidiary of Northbrook under a separate note which is payable interest only and accrues at the prime rate plus 2%.


                   AMFAC/JMB HAWAII, L.L.C.

     Notes to Consolidated Financial Statements - Continued

                     (Dollars in Thousands)

(5)  CERTIFICATE OF LAND APPRECIATION NOTES

      The COLAS are unsecured debt obligations of the Company. Interest on the COLAS is payable semi-annually on February 28 and August 31 of each year. The COLAS mature on December 31, 2008, and bear interest after the Final Issuance Date (August
31, 1989) at a rate of 10% per annum ("Base Interest") of the outstanding principal balance of the COLAS on a cumulative, non-
compounded   basis,  of  which  6%  per  annum  is   contingent
("Contingent Base Interest") and payable only to the extent  of
Net Cash Flow (Net Cash Flow for any period is generally an amount equal to 90% of the Company's net cash revenues, proceeds and receipts after payment of cash expenditures, including the Qualified Allowance (as defined) other than federal and state income taxes and after the establishment by the  Company of reserves) or Maturity Market Value (as  defined
below).   The Company has not generated a sufficient  level  of
Net Cash Flow to pay Contingent Base Interest on the COLAS from 1990 through 1997. Approximately $99,787 of the $107,411 cumulative deficiency of Contingent Base Interest related to the period from August 31, 1989 (Final Issuance Date) through December 31, 1997 has not been accrued in the accompanying consolidated financial statements as the Company believes that it is not probable at this time that a sufficient level of Net Cash Flow will be generated in the future or that there will be sufficient Maturity Market Value (as defined below) as of December 31, 2008 (the COLA maturity date) to pay such unaccrued Contingent Base Interest. The following table is a summary of Mandatory Base Interest and Contingent Base Interest
for the years ended December 31, 1997, 1996 and 1995:
                                      1997        1996       1995
                                      -----       -----      -----
Mandatory  Base Interest paid       $  8,828       8,828     12,109
Contingent  Base Interest paid            --           --        --
Cumulative deficiency of Contingent
  Base Interest at end of year      $107,411      94,169     80,927

Net Cash Flow was $0 for 1997, 1996 and 1995.

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

      On March 14, 1989, Amfac/JMB Finance ("AJF"), a wholly-owned subsidiary of Northbrook, and the Company entered into an agreement (the "Repurchase Agreement") concerning AJF's obligations to repurchase, on June 1, 1995 and 1999, the COLAS upon request of the holders thereof. The COLAS were issued in two units consisting of one Class A and one Class B COLA. As specified in the Repurchase Agreement, the repurchase of the Class A COLAS may have been requested by the holders of such COLAS on June 1, 1995 at a price equal to the original principal amount of such COLAS ($.5) minus all payments of principal and interest allocated to such COLAS. The cumulative

                   AMFAC/JMB HAWAII, L.L.C.

    Notes to Consolidated Financial Statements - Continued

                    (Dollars in Thousands)

interest paid per Class A COLA through June 1, 1995 was $.135. The repurchase of the Class B COLAS may be requested of AJF by the holders of such COLAS on June 1, 1999 at a price equal to 125% of the original principal amount of such COLAS ($.5) minus all payments of principal and interest allocated to such COLAS. Northbrook Corporation, the ultimate parent of the Company, is currently implementing plans intended to generate sufficient funds to meet the maximum potential repurchase obligations. Although there can be no assurances that any or all of these plans will be successfully completed, the Company is optimistic that the funds necessary to meet the repurchase obligations will be raised if these plans are completed. Failure to meet the repurchase obligations could lead to a claim against Finance and, in turn, Northbrook. As of December 31, 1997, the cumulative interest paid per Class A and Class B COLA was approximately $.185 and $.185, respectively.

      On March 14, 1989, Northbrook entered into a keep-well agreement with AJF, whereby it agreed to contribute sufficient capital or make loans to AJF to enable AJF to meet its COLA repurchase obligations described above. Notwithstanding AJF's repurchase obligations, the Company may elect to redeem any COLAS requested to be repurchased at the specified price.

      On March 15, 1995, pursuant to the indenture that governs the terms of the COLAS (the "Indenture"), the Company elected to offer to redeem (the "Redemption Offer") all Class A COLAS from the registered holders, thereby eliminating Finance's obligation to satisfy the Class A COLA repurchase options requested by such holders as of June 1, 1995. Pursuant to the Redemption Offer, and in accordance with the terms of the Indenture, the Company was therefore obligated to purchase any and all Class A COLAS submitted pursuant to the Redemption Offer at a price of $.365 per Class A COLA. In conjunction with the Company's Redemption Offer, the Company made a tender offer (the "Tender Offer") to purchase up to approximately $68,000 principal value of the Class B COLAS at a price of $.220 per Class B COLA from COLA holders electing to have their Class A COLAS repurchased. Approximately 229,000 Class A COLAS were submitted for repurchase pursuant to the Redemption Offer and approximately 99,000 Class B COLAS were submitted for repurchase pursuant to the Tender Offer, requiring an aggregate payment by the Company of approximately $105,450 on June 1, 1995. The Company used its available cash to purchase Class B COLAS pursuant to the Tender Offer and borrowed $52,000 from Northbrook to purchase Class A COLAS pursuant to the Redemption Offer. As of December 31, 1997, the Company had approximately 156,000 Class A COLAS units and approximately 286,000 Class B COLAS units outstanding, with a principal balance of approximately $78,000 and $143,000, respectively.

       As a result of repurchases, the Company retired approximately $164,045 in face value of COLA debt and recognized a financial statement extraordinary gain of approximately $32,544 (net of income taxes of $20,807, the write-off of deferred financing costs of $10,015, the write-off of accrued Contingent Base Interest of $5,667 and expenses of $894). Such gain was treated as cancellation of indebtedness income for tax purposes and, accordingly, the income taxes related to the Class A Redemption Offer (approximately $9,106) were not indemnified by the tax agreement with Northbrook (see note 1).



                   AMFAC/JMB HAWAII, L.L.C.

    Notes to Consolidated Financial Statements - Continued

                    (Dollars in Thousands)

    On January 30, 1998, Amfac Finance Limited Partnership ("Amfac Finance"), an Illinois limited partnership and an affiliate of the Company extended a Tender Offer to Purchase (the "Tender Offer") up to approximately $65,421 Principal amount of Separately Certificated Class B COLAS ("Separate Class B COLAS") for cash at a unit price of $.375 to be paid by Amfac Finance on each Separate Class B COLA on or about March 24, 1998. The maximum cash to be paid under the Tender Offer is approximately $49,066 (130,842 Separate Class B COLAS at a unit price of $.375 for each separate Class B COLA). Approximately 62,800 Separate Class B COLAs were submitted to Amfac Finance for repurchase pursuant to the Tender Offer requiring an aggregate payment by Amfac Finance of approximately $23,542 on March 31, 1998. The Tender Offer will not reduce the outstanding indebtedness of the Company. The Separate Class B COLAS to be purchased by Amfac Finance pursuant to Tender Offer will remain outstanding pursuant to the terms of the Indenture that governs the terms of the COLAS (the "Indenture"). Except as provided in the last sentence of this paragraph, Amfac Finance will be entitled to the same rights and benefits of any other holder of Separate Class B COLAS, including having the ability to have AJF to repurchase on June 1, 1999, the Separate Class B COLAS that it owns. Amfac Finance has not yet determined whether it will require AJF to so repurchase the Separate Class B COLAS which it will own on such date. Since Amfac Finance is an affiliate of the Company, Amfac Finance will not be able to participate in determining whether the holders of the required principal amount of debt under the Indenture have concurred in any direction, waiver or consent under the terms of the Indenture.

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

                   AMFAC/JMB HAWAII, L.L.C.

    Notes to Consolidated Financial Statements - Continued

                    (Dollars in Thousands)

1997 to June 30, 1998 and 8.5% thereafter ("Minimum Interest"). The Company made payments in 1997 totaling $4,989, which represents the Minimum Interest due through October 1, 1996. Accrued Minimum Interest as of December 31, 1997 was $1,289. The scheduled minimum payments are paid quarterly on the principal balance of the $66,000 loan. The difference between the accrued interest expense and the Minimum Interest payment accrues interest and is payable on an annual basis from excess cash flow, if any, generated from the Kaanapali Golf Courses. The total accrued interest payable from excess cash flow was approximately $4,189 as of December 31, 1997. Although the outstanding loan balance remains nonrecourse, certain payments and obligations, such as the Minimum Interest payments and the ERS's share of appreciation, if any, are recourse to the Company. However, the Company's obligations to make future Minimum Interest payments and to pay the ERS a share of appreciation would be terminated if the Company tendered an executed deed to the golf course property to the ERS in accordance with the terms of the amendment.

       In January 1993, The Lihue Plantation Company, Limited ("Lihue") obtained a ten-year $13,250 loan used to fund the acquisition of Lihue's power generation equipment. The $13,250 loan, constituting "Senior Indebtedness" under the COLAS' Indenture, consists of two ten year amortizing term loans of $10,000 and $3,250, respectively, payable in forty consecutive installments commencing July 1, 1993 in the principal amount of $250 and $81, respectively (plus interest). The $10,000 and $3,250 loans have outstanding balances of $4,765 and $0, respectively, as of December 31, 1997 and bear interest at a rate equal to prime rate (8.5% at December 31, 1997) plus three and one half percent and prime rate plus four and one-half percent, respectively. Lihue has purchased an interest rate agreement which protects against fluctuations in interest rates and effectively caps the prime rate for the first seven years of the loan agreement at eight percent. The loan is secured by the Lihue power generation equipment, sugar inventories and receivables, certain other assets and real property of the Company and has limited recourse to the Company and certain other subsidiaries.

     In October 1993, Waikele Golf Club, Inc. ("WGCI"), a wholly-owned subsidiary of the Company that owns and operates the Waikele Golf Course, obtained a five year $20,000 loan facility from two lenders. The loan consisted of two $10,000 amortizing loans. Each loan bore interest only for the first two years and interest and principal payments based upon an assumed 20 year amortization period for the remaining three years. The loans bore interest at prime plus 1/2% and LIBOR (5.8125% at December 31, 1997) plus 3%, respectively. In February 1997, WGCI entered into an amended and restated loan agreement with the Bank of Hawaii, whereby the outstanding principal amount of the loan has been increased to $25,000, the maturity date has been extended to February 2007, the interest rate has been changed to LIBOR plus 2% until the fifth anniversary and LIBOR plus 2.5% thereafter and principal is to be repaid based on a 30-year amortization schedule. The loan is secured by WGCI's assets (the golf course and related improvements and equipment), is guaranteed by the Company, and is considered "Senior Indebtedness" (as defined in the Indenture relating to the COLAS). As of December 31, 1997, the outstanding balance was $24,790, with scheduled annual principal maturities of $243 in 1998, $248 in 1999 through 2006 and the balance of $22,563 in 2007.




                   AMFAC/JMB HAWAII, L.L.C.

    Notes to Consolidated Financial Statements - Continued

                    (Dollars in Thousands)

     In December 1996, Amfac Property Development Corporation, a wholly-owned subsidiary of the Company, obtained a $10,000 loan facility from a Hawaii bank. The loan is secured by a mortgage on property under development at the mill-site of Oahu Sugar, and is considered "Senior Indebtedness" (as defined in the Indenture relating to the COLAS). The loan bears interest at the bank's base rate (8.5% at December 31, 1997) plus .5% and matures on December 1, 1998.

(7)  RENTAL ARRANGEMENTS

     As Lessee

     The Company rents, as lessee, various land, facilities and equipment under operating leases. Most land leases provide for renewal options and minimum rentals plus contingent payments based on revenues or profits. Included in rent expense are minimum rentals and contingent payments for operating leases in the following amounts:
                                         1997       1996      1995
                                        ------     ------    ------
   Minimum and fixed rents              $2,280      2,357     2,789
   Contingent payments                   1,340      1,181     1,261
   Property taxes, insurance and other
   charges                               1,008      1,241       445
                                        -------    ------    ------
                                       $ 4,628      4,779     4,495
                                       ========   ========   =======

Future minimum lease payments under noncancelable operating leases aggregate approximately $12,466 and are due as follows:
1998,  $2,130; 1999, $2,000; 2000, $1,892; 2001, $1,631;  2002,
$1,251; 2003 and thereafter $3,562.

8)  EMPLOYEE BENEFIT PLANS

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

      Charges  for  pension  and Core  Retirement  Award  costs
allocated  to the Company aggregated approximately  $545,  $628 and $961 for the years ended December 31, 1997, 1996 and 1995, respectively.


                   AMFAC/JMB HAWAII, L.L.C.

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

       For measuring the expected postretirement benefit obligation, an 11% annual rate of increase in the per capita claims cost was assumed for 1997 through 2003. This rate was assumed to decrease to 6% in 2003 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported. An increase in the assumed healthcare trend rate by 1% in each year would increase the medical plans' accumulated postretirement benefit obligation as of December 31, 1997 by 6% and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by 7%.

Net periodic postretirement benefit cost (credit) for 1997, 1996 and 1995 includes the following components:

                   December 31,       December  31,        December 31,
                        1997               1996                1995
                ------------------   -----------------   ----------------
                       Life                  Life                Life
             Medical Insurance      Medical Insurance    Medical Insurance
              Plans    Plans  Total  Plans   Plans  Total  Plans   Plan Total
             ------  -------- ------ -----  -----  -----  ------ ------ -----
Service cost $  291     12     303    394     23     417    378   15     393
Interest cost 1,585    282   1,867  1,681    289   1,970  1,991  296   2,287
Amortization of
net(gain)loss(3,195)    35  (3,160)(3,396)    30  (3,366)(3,310)  24  (3,286)
              ----    ----   -----  ------  -----  -----  -----  ----- -----

Net periodic
 postretirement
 benefit cost
  (credit)   $(1,319)  329    (990) (1,321)  342   (979)  (941)  335   (606)
             ======  ======  ======  ====== ====== =====  ====== ===== =====


                   AMFAC/JMB HAWAII, L.L.C.

    Notes to Consolidated Financial Statements - Continued

                    (Dollars in Thousands)

The  following  table  sets forth the  plans'  combined  funded status reconciled
with   the  amounts  included  in  the  Company's  consolidated
financial statements
at December 31, 1997 and 1996:

                                   December 31,             December  31,
                                       1997                       1996
                               -------------------        ------------------
                                        Life                    Life
                              Medical Insurance       Medical Insurance
                               Plans    Plan   Total   Plans    Plan    Total
                             -------   -----   -----    -----  -----   ------
Accumulated postretirement
 benefit obligation:
   Retirees                 $15,821    3,753  19,574   17,385  3,827   21,212
  Fully eligible active plan
   members                      173       22     195      195     16      211
  Other active plan members   5,446      169   5,615    4,514    164    4,678
                             ------    ------  ------  ------  ------  ------
                             21,440    3,944  25,384   22,094  4,007   26,101
Unrecognized net gain (loss) 29,437     (446) 28,991   31,912   (351)  31,561
                             ------    ------ ------  ------   ------   -----
Accumulated postretirement
 benefit cost                50,877    3,498  54,375   54,006  3,656   57,662
                             ======    ====== ======  ======   ======  ======

     The Company currently amortizes unrecognized gains over the shorter of 10 years or the average remaining service period of active plan participants. However, due to the significant amount of unrecognized gain at December 31, 1997, which is included in the financial statements as a liability, and the disproportionate relationship between the unrecognized gain and accumulated postretirement benefit obligation at December 31, 1997, the Company may, in the future, change its amortization policy to accelerate the recognition of the unrecognized gain. In considering such change, the Company would need to determine whether significant changes in the accumulated postretirement benefit obligation and unrecognized gain may occur in the future as a result of changes in actuarial assumptions, experience and other factors. Any future change to accelerate the amortization of the unrecognized gain would have no effect on the Company's cash flows, but could have a significant effect on its statement of operations.

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% as of December 31, 1997 and 1996.

(9)  TRANSACTIONS WITH AFFILIATES

      The Company incurred interest expense of approximately $12,083, $8,935, and $5,360 for the years ended December 31, 1997, 1996 and 1995, respectively, in connection with the financing obtained from an affiliate (see note 4), of which $1,666 was unpaid as of December 31, 1997.



                      AMFAC/JMB HAWAII, L.L.C.

    Notes to Consolidated Financial Statements - Continued

                    (Dollars in Thousands)

     With respect to any calendar year, JMB Realty Corporation ("JMB"), an affiliate of the Company, or its affiliates may receive a Qualified Allowance in an amount equal to: (i) approximately $6,200 during each of the calendar years 1989 through 1993; and (ii) thereafter, 1-1/2% per annum of the Fair Market Value (as defined) of the gross assets of the Company and its subsidiaries (other than cash and cash equivalents and Excluded Assets (as defined)) for providing certain advisory services for the Company. The aforementioned advisory services, which are provided pursuant to a 30-year Services Agreement entered into between the Company, certain of its subsidiaries and JMB in November 1988, include making recommendations in the following areas: (i) the construction and development of real property; (ii) land use and zoning changes; (iii) the timing and pricing of properties to be sold; (iv) the timing, type and amount of financing to be incurred; (v) the agricultural business; and, (vi) the uses (agricultural, residential, recreational or commercial) for the land. However, the Qualified Allowance shall be earned and paid for each year prior to maturity of the COLAS only if the Company generates sufficient Net Cash Flow to pay Base Interest to the holders of the COLAS for such year of an amount equal to 8% of the balance of the COLAS for such year; any portion of the Qualified Allowance not paid for any year shall cumulate without interest and JMB or its affiliates shall be paid such amount with respect to any succeeding year, after the payment of all Contingent Base Interest for such year, to the extent of 100% of remaining Net Cash Flow until an amount equal to 20% of the Base Interest with respect to such year has been paid, and thereafter, to the extent of the product of (a) remaining Net Cash Flow, multiplied by (b) a fraction, the numerator of which is the cumulative deficiency as of the end of such year in the Qualified Allowance and the denominator of which is the sum of the cumulative deficiencies as of the end of such year in the Qualified Allowance and Base Interest. A Qualified Allowance for 1989 of approximately $6,200 was paid on February 28, 1990. Approximately $64,489 of Qualified Allowance related to the period from January 1, 1990 through December 31, 1997 has not been earned and paid and is payable only from future Net Cash Flow. Accordingly, because the Company does not believe it is probable at this time that a sufficient level of Net Cash Flow will be generated in the future to pay Qualified Allowance, the Company has not accrued for any Qualified Allowance in the accompanying consolidated financial statements. JMB has informed the Company that no incremental costs or expenses have been incurred relating to the provision of these advisory services. The Company believes that using an incremental cost methodology is reasonable. The following table is a summary of the Qualified Allowance for the years ended December 31, 1997, 1996 and 1995.

                                          1997      1996      1995
                                         -----    ------    ------
Qualified Allowance calculated         $ 10,082    9,240     9,901
Qualified Allowance paid               $     --       --        --
Cumulative deficiency of Qualified
 Allowance at end of year              $ 64,489   54,407    45,167

Net Cash Flow was $0 for 1997, 1996 and 1995.

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


                   AMFAC/JMB HAWAII, L.L.C.

    Notes to Consolidated Financial Statements - Continued

                    (Dollars in Thousands)

      The Company, its subsidiaries and their joint ventures reimburse Northbrook, JMB and their affiliates for direct expenses incurred on their behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's or its subsidiaries' and the joint ventures' operations. The total of such costs for the years ended December 31, 1997, 1996 and 1995 was approximately $658, $653 and $587, respectively, of which $658 was unpaid as of December 31, 1997. In addition, as of December 31, 1997, the current portion of amounts due to affiliates includes $9,106 of income tax payable related to the Class A COLA Redemption Offer (see note 5). Also, the Company pays a non-accountable reimbursement of approximately $30 per month to JMB or its affiliates in respect of general overhead expense, all of which was paid as of December 31, 1997.

      JMB Insurance Agency, Inc. earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those available to the Company in similar dealings with unaffiliated third parties. The total of such commissions for the years ended December 31, 1997, 1996 and 1995 was approximately $742, $774 and $653, respectively, all of which was paid as of December 31, 1997.

      Northbrook and its affiliates allocated certain charges for services to the Company based upon the estimated level of services for the years ended December 31, 1997, 1996 and 1995 of approximately $780, $1,460 and $7,868, respectively, of which $1,005 was unpaid as of December 31, 1997. These services and costs are intended to reflect the Company's separate costs of doing business and are principally related to the inclusion of the Company's employees in the Northbrook pension plan, payment of severance and termination benefits and reimbursement for insurance claims paid on behalf of the Company. All amounts described above, deferred or currently payable, do not bear interest and are expected to be paid in future periods.

       As  discussed  in  note  4,  in  February  1997  certain
intercompany payables to Northbrook totaling $7,922 were converted into a new ten year note payable. The Company borrowed an additional $16,628 during 1997 to fund COLA Mandatory Base Interest and operational needs from a subsidiary of Northbrook under a separate note, which is payable interest only and accrues at the prime interest rate plus 2%.


(10) SIGNIFICANT CUSTOMER

      As a result of the Company's interest in HSTC, C&H is contractually bound to purchase all of the sugar the Company produces. If, for any reason, C&H were to cease its operations, the Company would seek other purchasers for its sugar.

                   AMFAC/JMB HAWAII, L.L.C.

    Notes to Consolidated Financial Statements - Continued

                    (Dollars in Thousands)


(11) COMMITMENTS AND CONTINGENCIES

      The Company is involved in various matters of litigation and other claims. Management, after consultation with legal counsel, is of the opinion that the Company's liability (if any) when ultimately determined will not have a material adverse effect on the Company's financial position.

     The Company's property segment had contractual commitments (related to project costs) of approximately $877 as of December 31, 1997. Additional development expenditures are dependent upon the ability to obtain financing and the timing and extent of property development and sales.

     As of December 31, 1997, certain portions of the Company's
land   not  currently  under  development  or  used  in   sugar
operations are mortgaged as security for $7,300 of performance bonds related to property development.


                   AMFAC/JMB HAWAII, L.L.C.

    Notes to Consolidated Financial Statements - Continued

                    (Dollars in Thousands)

(12)  INCOME TAXES

      Total  income tax expense (benefit) for the  years  ended
December 31, 1997, 1996 and 1995 was allocated as follows:

                                         1997     1996    1995
                                        ------   ------   ------
Loss  before extraordinary gain       $(17,037) (21,043)  (8,019)
Extraordinary gain                          --       --    20,807
                                       -------   ------    ------
                                      $(17,037) (21,043)   12,788
                                       =======  =======   =======

    Income  tax  expense (benefit) attributable to loss  before extraordinary gain for the years ended December 31, 1997,  1996 and 1995 consists of:

                                       Current   Deferred    Total
                                       -------  ---------  -------
Year ended December 31, 1997:
   U.S. federal                      $ (9,939)   (4,477)  (14,416)
  State                                (1,807)     (814)   (2,621)
                                       -------  --------  --------
                                     $(11,746)   (5,291)  (17,037)
                                       ========  =======  ========
Year ended December 31, 1996:
  U.S. federal                       $ (4,414)  (13,391)  (17,805)
  State                                  (803)   (2,435)   (3,238)
                                      --------  --------  --------
                                     $ (5,217)  (15,826)  (21,043)
                                      =======   =======   ========
Year ended December 31, 1995:
  U.S. federal                       $(10,475)    3,689    (6,786)
  State                                (1,904)      671    (1,233)
                                      -------    ------    ------

                                     $(12,379)    4,360    (8,019)
                                      =======   =======    =======


                      AMFAC/JMB HAWAII, L.L.C.

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

       Income   tax   benefit  attributable  to   loss   before
extraordinary  gain  differs  from  the  amounts  computed   by
applying the U.S. federal income tax rate of 35 percent to pretax loss before extraordinary gain as a result of the following:
                                              1997     1996    1995
                                             ------   ------  ------

Computed "expected" tax benefit            $(14,914) (19,323) (9,749)
Increase (reduction) in income taxes
 resulting from:
  Pension and Core Retirement Award expense     226      321   2,478
  State income taxes, net of federal income
  tax benefit                                (1,747)  (2,158)   (823)
Other, net                                       42      117      75
Charitable deduction of appreciated property   (644)     --       --
                                             -------  -------  -------
      Total                                $(17,037) (21,043) (8,019)
                                            ========  =======  =======

                   AMFAC/JMB HAWAII, L.L.C.

    Notes to Consolidated Financial Statements - Continued

                    (Dollars in Thousands)

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 and 1996 are as follows:

                                                     1997       1996
                                                   ---------  --------
Deferred tax (assets):
  Postretirement benefits                     $    (21,206)  (22,488)
  Interest accruals                                 (3,021)   (2,975)
  Other accruals                                    (3,274)   (3,549)
                                                   --------  --------
     Total deferred tax assets                     (27,501)  (29,012)
                                                   --------  --------

 Deferred tax liabilities:
  Accounts receivable related to profit on sales
  of sugar                                           3,960     3,065
 Inventories, principally due to sugar production
 costs, capitalized costs, capitalized interest
 and purchase accounting adjustments                (1,422)      258
 Plant and equipment, principally due to
 depreciation and purchase accounting adjustments 8,759 8,129 Land and land improvements, principally due to
 purchase accounting adjustments                    84,004    89,537
 Deferred gains due to installment sales for
 income tax purposes                                 7,456     7,429
Investments in unconsolidated entities,
 principally due to purchase
 accounting adjustments.                            13,220    14,361
                                                   -------   -------
 Total deferred tax liabilities                    115,977   122,779
                                                   -------   -------
     Net deferred tax liability                  $  88,476    93,767
                                                 =========  ========
(13) SEGMENT INFORMATION

      Agriculture and Property comprise the separate industry segments of the Company. Operating income (loss)-Other consists primarily of unallocated overhead expenses and Total assets-
Other consists primarily of cash and deferred expenses.

                   AMFAC/JMB HAWAII, L.L.C.

    Notes to Consolidated Financial Statements - Continued

                    (Dollars in Thousands)


      Total revenues, operating income (loss), assets, capital expenditures, and depreciation and amortization by industry segment for 1997, 1996 and 1995 are set forth below:
                                 1997       1996      1995
                                 -----    ------     ------
     Revenues:
       Agriculture              $41,949   51,805     47,656
       Property                  44,048   45,138     52,663
                                -------- --------   --------
                                $85,997   96,943    100,319
                               ========  ========   ========
     Operating income (loss):
       Property:
         Reduction to carrying value
         of investments in real
          estate                $(2,279) (18,315)        --
         Other                   (3,122)     732     11,122
        Agriculture              (3,373)  (7,525)   (10,882)
        Other                    (3,225)  (3,045)    (2,593)
                               --------  --------   --------
                               $(11,999) (28,153)    (2,353)
                               ========  ========   ========
     Total assets:
       Property                $222,745  225,372    199,999
       Agriculture              222,693  239,222    304,170
       Other                     18,807   19,011     23,429
                               -------- --------   --------
                              $ 464,245  483,605    527,598
                               ======== ========   ========
     Capital expenditures:
       Property               $     621      845      1,529
       Agriculture                2,132    3,160      3,616
       Other                         13      252         --
                                -------   --------  --------
                              $  2,766      4,257     5,145
                                =======   ========  ========
     Depreciation and amortization:
       Property               $   2,275    2,179      1,991
       Agriculture                3,890    4,120      4,538
       Other                         45       55        194
                                -------   -------   --------
                              $  6,210     6,354      6,723
                               =======    =======   ========


(14)  Subsequent Events

     COLA Interest Payment

     On  March  2,  1998, an interest payment of  approximately
$4,414 was paid to the holders of COLAS. The Company borrowed approximately $4,414 from an affiliate to make the interest payment.

     Sugar Growers Union Vote

     The sugar industry in Hawaii has experienced significant difficulties for a number of years. Growers in Hawaii have long struggled with the high costs of production, which have led to the closure of many plantations, including Oahu Sugar Company. Labor costs are high and transportation costs of raw sugar to the C&H refinery are significant. During 1996 and 1997, the Company has conducted a series of meetings and discussions aimed at developing a plan to return its sugar operations on Kauai to profitability. Participants in this process included rank-and-file workers, supervisors, union officials and Company management. The plan developed by this group was named "Imua," which is the Hawaiian word meaning "to move forward." Imua included significant changes in how the Company's plantations would be operated and how employees would be compensated. Imua was the subject of formal negotiations with the union in late 1997 and early 1998. These negotiations were recently completed and the union leadership supported the Imua plan. However, in February 1998, Imua failed by a large margin in a ratification vote by the union membership at the Kauai plantations. As a result, some of the workers have been placed on furlough and the Company is evaluating its alternative courses of action. As an initial step, the Company has sent to the union a new proposal, which is different from Imua but still contains substantial wage and other concessions which are critical to the survival of the Company's sugar plantations. The contract covering employees at the Kauai plantations expired on January 31, 1998 and was extended on a day-to-day basis. The extension agreement which covers 88% of the Kauai plantation workers, has a provision which allows either party to cancel the extension within three days notice. A contract covering the employees at Pioneer Mill also expired on January 31, 1998, was extended to March 31, 1998 and has been further extended on a day-to-day basis. The covered employees represent 70% of Pioneer Mill's employees. The absence of a new labor agreements with significant modifications from the existing agreements would cause the Company to consider the possible shutdown of its sugar operations. There can be no assurance that necessary modifications to existing labor agreements will be obtained.

     Schedule II
                   AMFAC/JMB HAWAII, L.L.C.

               Valuation and Qualifying Accounts

         Years ended December 31, 1997, 1996 and 1995

                    (Dollars in Thousands)

                               Additions   Additions
                    Balance at Charges to  Charges to            Balance at
                    Beginning  Cost and     Other                    End
Description        of Period   Expenses    Accounts   Deductions  of Period
                    --------   --------    --------    --------    -------

Year ended December 31,
 1997:
 Allowance for doubtful
  accounts:
  Trade accounts      $ 318       394          --          87         625
  Claims and other       --        --          --          --          --
                      ------    ------     ------       -------   -------
                      $ 318       394          --          87         625
                      ======    ======     ======      =======    =======

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
                      =======   ======     ======       ======     ======

Year ended December 31,
 1995:
  Allowance for doubtful
   accounts:
  Trade ccounts     $   285       102         --           26         361
  Claims and other    1,144        --         --        1,144          --
                     ------     ------      ------     ------       ------
                    $ 1,429       102         --        1,170         361
                     ======     ======      ======     ======      =======








                REPORT OF INDEPENDENT AUDITORS



The Board of Directors and Stockholder
AMFAC/JMB FINANCE, INC.

      We have audited the accompanying balance sheets of Amfac/JMB Finance, Inc. as of December 31, 1997 and 1996. These balance sheets are the responsibility of the Company's management. Our responsibility is to express an opinion on these balance sheets based on our audits.

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

      In  our  opinion,  the balance sheets referred  to  above
present   fairly,  in  all  material  respects,  the  financial
position of Amfac/JMB Finance, Inc. at December 31, 1997 and 1996, in conformity with generally accepted accounting principles.








                                             ERNST & YOUNG LLP

Honolulu, Hawaii
March 27 , 1998


                    AMFAC/JMB FINANCE, INC.

                         Balance Sheets

                   December 31, 1997 and 1996

      (Dollars in thousands, except per share information)



                          A S S E T S


                                                   1997     1996
                                                   -----    -----

Current assets:
Cash                                             $    1        1
                                                  =======  ======

L I A B I L I T Y   A N D   S T O C K H O L D E R ' S   E Q U I T Y

Repurchase obligation (note 3)
Common stock, $1 par value;
   authorized, issued and outstanding
   - 1,000 shares                                $    1        1
                                                 =======   ======











    The accompanying notes are an integral part of these balance sheets.


                     AMFAC/JMB FINANCE, INC.

                  Notes to the Balance Sheets

                  December 31, 1997 and 1996

                    (Dollars in Thousands)

(1)  ORGANIZATION AND ACCOUNTING POLICY

      Amfac/JMB Finance, Inc. ("AJF") was incorporated November
7, 1988 in the State of Illinois. AJF has had no financial operations. All of the outstanding shares of AJF are owned by Northbrook Corporation ("Northbrook").

(2)  KEEP-WELL AGREEMENT

      On March 14, 1989, Northbrook entered into a keep-well agreement with AJF, whereby it agreed to contribute sufficient capital or make loans to AJF to enable AJF to meet the COLA repurchase obligations described below in note 3.

      On March 15, 1995, pursuant to the indenture that governs the terms of the COLAS (the "Indenture"), Amfac/JMB Hawaii, L.L.C. elected to exercise its right to redeem, and therefore was obligated to purchase, any and all Class A COLAS submitted pursuant to the June 1, 1995 Redemption Offer at a price of $.365 per Class A COLA. Pursuant to Amfac/JMB Hawaii, L.L.C.'s election to redeem the Class A COLAS for repurchase, Amfac/JMB Hawaii, L.L.C. assumed AJF's maximum amount of its liability from the June 1, 1995 COLA repurchase obligation of $140,425.

(3)  REPURCHASE OBLIGATION

      On  March  14,  1989, AJF and a subsidiary of  Northbrook
(Amfac/JMB  Hawaii,  L.L.C.)  entered  into  an  agreement   (the
"Repurchase Agreement") concerning AJF's obligation (on June 1, 1995 and 1999) to repurchase, upon request of the holders thereof, the Certificate of Land Appreciation Notes due 2008
("COLAS"),  to  be  issued  by  Amfac/JMB  Hawaii,  L.L.C.   in
conjunction with the acquisition of Amfac/JMB Hawaii, L.L.C. A total aggregate principal amount of $384,737 of COLAS were issued  during  the offering, which terminated  on  August  31,
1989.   The  COLAS were issued in two units consisting  of  one
Class A and one Class B COLA. As specified in the Repurchase Agreement, the repurchase of the Class A COLAS may have been requested of AJF by the holders of such COLAS on June 1, 1995 at a price equal to the original principal amount of such COLAS ($.500) minus all payments of principal and interest allocated to such COLAS. The cumulative interest paid per Class A COLA through June 1, 1995 was $.135. The repurchase of the Class B COLAS may be requested of AJF by the holders of such COLAS on June 1, 1999 at a price equal to 125% of the original principal amount of such COLAS ($.500) minus all payments of principal and interest allocated to such COLAS. Northbrook Corporation, the ultimate parent of the Company, is currently implementing plans intended to generate sufficient funds to meet the maximum potential repurchase obligation. Although there can be no assurances that any or all of these plans will be successfully completed, the Company is optimistic that the funds necessary to meet the repurchase obligations will be raised if these plans are completed. Failure to meet the repurchase obligation could lead to a claim against Finance and, in turn, Northbrook. To date, the cumulative interest paid per Class A and Class B COLA is approximately $.185 and $.185, respectively.

Item  9.    Changes  in and Disagreements with  Accountants  on
Accounting and Financial Disclosure

      There were no changes in or disagreements with the accountants during the fiscal years 1997 and 1996.

                           PART III

Item 10.  Directors and Executive Officers of the Registrant

     As of December 31, 1997, the directors, executive officers and certain other officers of the Company were as follows:

                                            Position
                                            Held with
         Name                               the Company
       ----------                          ------------

      Judd D. Malkin                       Chairman
      Neil G. Bluhm                        Vice Chairman
      H. Rigel Barber                      Director
      Gary  Grottke                        President and Director
      Peggy H. Sugimoto                    Senior Vice President,
                                           Chief Financial Officer
                                           and Director
      Tamara G. Edwards                    Vice President
      Chris J. Kanazawa                    Senior Vice President*
      Timothy E.  Johns                    Vice President*
      Teney K. Takahashi                   Vice President*

* resigned as of February 1998

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

      The foregoing directors have been elected to serve one-year terms until the next annual meeting to be held on the second Tuesday of August 1998 or until his successor is elected and qualified.

      There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was selected as such.

      The business experience during the past five years of the directors and such officers of the Company includes the following:

      Judd D. Malkin (age 60) is Chairman of the Company since 1988, Mr. Malkin is also Chairman of the Board of JMB, an officer and/or director of various JMB affiliates and an individual general partner of several publicly offered real estate limited partnerships affiliated with JMB. Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

      Neil G. Bluhm (age 60) is Vice Chairman of the Company since 1994. Mr. Bluhm held various other officer positions with the Company from 1988 through 1993 and served as a Director from November 1989 to January 1994. Mr. Bluhm is also President and director of JMB, an officer and/or director of various JMB affiliates and an individual general partner of several publicly offered real estate limited partnerships affiliated with JMB. Mr. Bluhm has been associated with JMB since August 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

      H. Rigel Barber (age 49) is Director of the Company since April 1997. Mr. Barber is an Executive Vice President and Chief Executive Officer of JMB Realty Corporation. He has a Bachelors degree from Yale University and a law degree from Northwestern University. Prior to joining JMB, Mr. Barber was a partner in the law firm of Mayer Brown & Platt.

     Gary R. Grottke (age 42) is President since April 1997 and has served as a Director since August 1996. He was an officer of JMB from May 1989 to December 1993. Prior to joining JMB in 1989, Mr. Grottke was a Senior Manager at Peat, Marwick, Mitchell & Co. He holds a Masters degree in Business Administration from the Krannert School of Management at Purdue University and is a Certified Public Accountant.

      Edward G. Karl (age 42) served as President, Chief Executive Officer and Director from January 1994 until April 1997, when he resigned from the Company. He was previously an officer of JMB and various partnerships related to JMB. Prior to joining JMB in 1984. Mr. Karl was a Manager at Peat, Marwick, Mitchell & Co. He is a Certified Public Accountant.

      Peggy  H. Sugimoto (age 47) is Senior Vice President  and
Chief  Financial Officer since 1994 and has been Director since
August 1996. Ms. Sugimoto has been associated with the Company since 1976. She is a Certified Public Accountant.

      Tamara G. Edwards (age 43) is Vice President since August 1996 and President and Director of one of the subsidiaries, Amfac Land Company, Limited, since March 1997. Ms. Edwards served as Senior Counsel for the Company from 1995 through
1997.   She  is  a  member of the California  and  Florida  Bar
Associations.

     Chris Kanazawa (age 45) served as Senior Vice President of the Company from April 1993 until February 1998 and a Director from January 1994 until April 1997. In February 1998, Mr. Kanazawa resigned from the Company. He had been associated with the Registrant since September 1981.

      Timothy E. Johns (age 41) served as Vice President of Amfac/JMB Hawaii - Properties Division from January 1994 until February 1998, when he resigned from the Company. Mr. Johns served as Senior legal Counsel for the Company from 1990 through 1993.

      Teney K. Takahashi (age 59) served as Vice President of Amfac/JMB Hawaii - Properties since rejoining the Company in April 1995 until February 1998, when he resigned from the Company. Prior to April 1995, Mr. Takahashi previously worked for Amfac from 1973 to 1988.


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

                   Annual Compensation (1)(3)
             -------------------------------------
                                                      Other
                                                      Annual
                                                    Compensa-
  Name       Principal             Salary   Bonus     tion
   (2)       Position      Year    ($) (4)   ($)       ($)
 --------   ------------  -------  -------  ------- --------
    Gary      President     1997   350,000   N/A      N/A
  Grottke    and Director   1996   199,500   N/A      N/A
                            1995   190,000   N/A      N/A

   Peggy  Senior Vice Pres. 1997   140,000  30,000    N/A
  Sugimoto Chief Financial  1996   132,000  23,000    N/A
         Officer and Director1995  125,000  20,000    N/A

  Chris J.   Senior Vice    1997   275,000  75,000    N/A
  Kanazawa    President     1996   275,000 200,000    N/A
                            1995   250,000 175,000    N/A

 Teney K.  Vice President   1997   191,000  40,000    N/A
 Takahashi                  1996   191,000 100,000    N/A
                            1995   128,076   N/A      N/A

 Timothy E. Vice President  1997   121,000  18,000    N/A
   Johns                    1996   121,000  10,350    N/A
                            1995   115,000  15,000    N/A
 ------------

(1)Compensation for Edward G. Karl, former President and CEO and Director, was allocated and charged to the Company by Northbrook. Allocated salary for 1997, 1996 and 1995 was $0, $75,000 and $72,000, respectively. No bonus or other compensation for Mr. Karl was allocated and charged to the Company by Northbrook for 1997, 1996 and 1995.

(2) The Company does not have a compensation committee.  During
   1997  and                1996,  Mr. Malkin and  Mr.  Grottke
   participated   in   the   deliberations           concerning
   executive officer compensation.

(3) Includes CEO and 4 most highly compensated executives whose salary and bonus exceed $100,000.

(4) Salary for Mr. Grottke represents the portion of his total compensation allocated and charged to the Company by Northbrook.

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

      The Company incurred interest expense of approximately $12.8 million, $8.9 million and $5.4 million for the years ended 1997, 1996 and 1995, respectively, in connection with the acquisition and additional financing obtained from an affiliate, of which $1.6 million was unpaid as of December 31, 1997.

      With respect to any calendar year, JMB or its affiliates may receive a Qualified Allowance in an amount equal to 1-1/2% per annum of the Fair Market Value (as defined) of the gross assets of the Company and its subsidiaries (other than cash and cash equivalents and Excluded Assets (as defined)) for providing certain advisory services for the Company. The aforementioned advisory services, which are provided pursuant to a 30-year Services Agreement entered into between the Company, certain of its subsidiaries and JMB in November 1988, include making recommendations in the following areas: (i) the construction and development of real property; (ii) land use and zoning changes; (iii) the timing and pricing of properties to be sold; (iv) the timing, type and amount of financing to be incurred; (v) the agricultural business; and, (vi) the uses (agricultural, residential, recreational or commercial) for the land. However, the Qualified Allowance shall be earned and paid for each year prior to maturity of the COLAS only if the Company generates sufficient Net Cash Flow to pay Base Interest to the holders of the COLAS for such year of an amount equal to 8% of the average outstanding principal balance of the COLAS for such year; any portion of the Qualified Allowance not paid for any year shall cumulate without interest and JMB or its affiliates  shall  be  paid such amount  with  respect  to  any succeeding year, after the payment of all Contingent Base Interest for such year, to the extent of 100% of remaining Net Cash Flow until an amount equal to 20% of the Base Interest with respect to such year has been paid, and thereafter, to the extent of the product of (a) remaining Net Cash Flow, multiplied by (b) a fraction, the numerator of which is the cumulative deficiency as of the end of such year in the Qualified Allowance and the denominator of which is the sum of the cumulative deficiencies as of the end of such year in the Qualified Allowance and Base Interest. A Qualified Allowance for 1989 of approximately $6.2 million was paid on February 28, 1990. Approximately $64.5 million of Qualified Allowance related to the period from January 1, 1990 through December 31, 1997 has not been earned and paid and is payable only from future Net Cash Flow. Accordingly, because the Company does not believe it is probable at this time that a sufficient level of Net Cash Flow will be generated in the future to pay Qualified Allowance, the Company has not accrued for any Qualified Allowance in the accompanying consolidated financial statements. JMB has informed the Company that no incremental costs or expenses have been incurred relating to the provision of these advisory services. The Company believes that using an incremental cost methodology is reasonable. The following table is a summary of the Qualified Allowance for the years ended December 31, 1997, 1996 and 1995 (dollars are in millions):

                                       1997      1996      1995
                                       -----    ------   -------

Qualified Allowance calculated     $   10.1       9.2      9.9
Qualified Allowance paid                --        --        --
Cumulative deficiency of Qualified
  Allowance  at  end  of  year     $   64.5      54.4     45.2

Net Cash Flow was $0 for 1997, 1996 and 1995.

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

      The Company, its subsidiaries and their joint ventures, reimburse Northbrook, JMB and their affiliates for direct expenses incurred on their behalf, including salaries and salary related expenses incurred in connection with the management of the Company's or its subsidiaries and the joint ventures' operations. The total of such costs through December 31, 1997, 1996 and 1995 was $.7 million, $.7 million and $.6 million, respectively, of which $.7 million was unpaid as of December 31, 1997. In addition, as of December 31, 1997, the current portion of amounts due affiliates includes approximately $9.1 million of income tax payable related to the Class A Redemption Offer. Also, the Company pays a non-accountable reimbursement of approximately $.03 million per month to JMB or its affiliates in respect of general overhead expense, all of which was paid as of December 31, 1997.

      JMB Insurance Agency, Inc. earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those available to the Company in similar dealings with unaffiliated third parties. The total of such commissions for the years ended December 31, 1997, 1996 and 1995 was approximately $.7 million, $.8 million and $.7 million, all of which was paid as of December 31, 1997.

      Northbrook and its affiliates allocated certain charges for services to the Company based upon the estimated level of services for the years ended December 31, 1997, 1996 and 1995 of approximately $.8 million, $1.5 million and $7.9 million, respectively, of which $1.0 million was unpaid as of December 31, 1997. These services and costs are intended to reflect the Company's separate costs of doing business and are principally related to the inclusion of the Company's employees in the Northbrook pension plan, payment of severance and termination benefits and reimbursement for insurance claims paid on behalf of the Company. All amounts described above, deferred or currently payable, do not bear interest and are expected to be paid in future periods.

       In February 1997, certain intercompany payables to Northbrook totaling $7.9 million were converted into a new ten year note payable. The Company borrowed an additional $16.6 million during 1997 to fund COLA Mandatory Base Interest and operational needs from a subsidiary of Northbrook under a separate note which is payable interest only and accrues at the prime rate plus 2%.

      On January 30, 1998, Amfac Finance Limited Partnership ("Amfac Finance"), an Illinois limited partnership and an affiliate of the Company, extended a Tender Offer to Purchase (the "Tender Offer") up to $65,421,000 Principal amount of Separately Certificated Class B COLAS ("Separate Class B COLAS") for cash at a unit price of $375 to be paid by Amfac Finance on each Separate Class B COLA on or about March 24, 1998. The maximum cash to be paid under the Tender Offer is $49,065,750 (130,842 Separate Class B COLAS at a unit price of $375 for each separate Class B COLA). Approximately 62,800 Separate Class B COLAS were submitted for repurchase pursuant to the Tender Offer requiring an aggregate payment by Amfac Finance of approximately $23,542,000 on March 31, 1998. The Tender Offer will not reduce the outstanding indebtedness of the Company. The Separate Class B COLAS to be purchased by Amfac Finance pursuant to Tender Offer will remain outstanding pursuant to the terms of the Indenture that governs the terms of the COLAS (the "Indenture"). Except as provided in the last sentence of this paragraph, Amfac Finance will be entitled to the same rights and benefits of any other holder of Separate Class B COLAS, including having the ability to have AJF to repurchase on June 1, 1999, the Separate Class B COLAS that it owns. Amfac Finance has not yet determined whether it will require AJF to so repurchase the Separate Class B COLAS which it will own on such date. Since Amfac Finance is an affiliate of the Company, Amfac Finance will not be able to participate in determining whether the holders of the required principal amount of debt under the Indenture have concurred in any direction, waiver or consent under the terms of the Indenture.
                            PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

    (a)   The following documents are filed as part of this report:

          (1)  Financial Statements
               See    Index   to   Financial   Statements   and
               Supplementary Data filed with this report.

          (2)  Exhibits
               See Index to Exhibits, which is incorporated herein by reference.

     (b)  Reports on Form 8-K: The following reports on Form 8-
          K were filed during the last quarter of the period covered by this report

          None.

     (c)  Exhibits:

      The Exhibits required by Item 601 of Regulation S-K are listed in the Index to Exhibits, which is incorporated herein by reference.

      All other schedules have been omitted since the required information is presented in the financial statements and the related notes or is not applicable.
                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMFAC/JMB HAWAII, L.L.C.



                              By:  Edward J. Kroll
                                   Vice President
                              Date:March 31, 1998

      Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                              By:  Gary R. Grottke
                                   President, Chief Executive
                                   Officer and    Director
                              Date:March 31, 1998

                              By:  Peggy Sugimoto
                                   Senior Vice President,
                                   Chief Financial Officer and
                                   Director
                              Date:March 31, 1998


                              By:  Edward J. Kroll
                                   Vice President and
                                   Principal Accounting Officer
                              Date:March 31, 1998

                          SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              AMFAC/JMB FINANCE, INC.

                              By:  Edward J. Kroll
                                   Vice President
                              Date:March 31, 1998

      Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:  Gary R. Grottke
                                   President and
                                   Chief Executive Officer
                              Date: March 31, 1998


                              By:  Gary Nickele
                                   Director
                              Date: March 31, 1998



                              By:  Edward J. Kroll
                                   Vice President Finance,
                                   Principal Accounting Officer
                             Date: March 31, 1998



                          SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMFAC LAND COMPANY, LTD.



                              By:  Edward J. Kroll
                                   Vice President
                              Date: March 31, 1998

      Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                              By:  Tamara G. Edwards
                                   President and Director
                              Date: March 31, 1998


                              By:  Gary R. Grottke
                                   Vice President and Director
                              Date: March 31, 1998



                              By:  Peggy Sugimoto
                                   Vice President and Director
                              Date: March 31, 1998


                              By:  Edward J. Kroll
                                   Vice President and
                                   Principal Accounting Officer
                              Date: March 31, 1998


                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMFAC PROPERTY DEVELOPMENT CORP.


                              By:  Edward J. Kroll
                                   Vice President
                              Date: March 31, 1998

      Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:  Gary R. Grottke
                                   President and Director
                              Date:  March 31, 1998



                              By:  Peggy Sugimoto
                                   Senior  Vice  President - Finance
                                   and Director
                              Date: March 31, 1998



                              By:  Edward J. Kroll
                                   Vice President and
                                   Principal Accounting Officer
                              Date: March 31, 1998





                          SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMFAC PROPERTY INVESTMENT CORP.



                              By:  Edward J. Kroll
                                   Vice President
                              Date: March 31, 1998

      Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:  Gary R. Grottke
                                   President and Director
                              Date: March 31, 1998



                              By:  Peggy Sugimoto
                                   Vice President and Director
                              Date: March 31, 1998



                              By:  Edward J. Kroll
                                   Vice President and
                                   Principal Accounting Officer
                              Date: March 31, 1998












                          SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              H. HACKFELD & CO., LTD.


                              By:  Edward J. Kroll
                                   Vice President
                              Date: March 31, 1998

      Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:  Gary R. Grottke
                                   President and Director
                              Date: March 31, 1998


                              By:  Tamara G. Edwards
                                   Vice President and Director
                              Date: March 31, 1998


                              By:  Peggy Sugimoto
                                   Vice President and Director
                              Date: March 31, 1998


                              By:  Edward J. Kroll
                                   Vice President and
                                   Principal Accounting Officer
                              Date: March 31, 1998




                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              KAANAPALI ESTATE COFFEE, INC.



                              By:  Edward J. Kroll
                                   Vice President
                              Date: March 31, 1998

      Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:  Gary R. Grottke
                                   President and Director
                              Date: March 31, 1998



                              By:  Peggy Sugimoto
                                   Vice President and Director
                              Date: March 31, 1998



                              By:  Edward J. Kroll
                                   Vice President and
                                   Principal Accounting Officer
                              Date: March 31, 1998




                          SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              KAANAPALI WATER CORPORATION


                              By:  Edward J. Kroll
                                   Vice President
                             Date:  March 31, 1998

      Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                              By:  Gary R. Grottke
                                   President and Director
                              Date: March 31, 1998



                              By:  Peggy Sugimoto
                                   Senior Vice President - Finance
                                   and Director
                              Date: March 31, 1998



                              By:  Edward J. Kroll
                                   Vice President and
                                   Principal Accounting Officer
                              Date: March 31, 1998













                          SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              KEKAHA SUGAR COMPANY, LIMITED



                              By:  Edward J. Kroll
                                   Vice President
                              Date: March 31, 1998

      Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                              By:  Gary R. Grottke
                                   President and Director
                              Date:March 31, 1998


                              By:  Tamara G. Edwards
                                   Director and Vice President
                              Date: March 31, 1998



                              By:  Peggy Sugimoto
                                   Vice President and Director
                              Date: March 31, 1998



                              By:  Edward J. Kroll
                                   Vice President and
                                   Principal Accounting Officer
                              Date: March 31, 1998








                          SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            THE LIHUE PLANTATION COMPANY, LIMITED


                              By:  Edward J. Kroll
                                   Vice President
                              Date: March 31, 1998

      Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:  Gary R. Grottke
                                   President and Director
                              Date: March 31, 1998



                              By:  Tamara G. Edwards
                                   Vice President & Director
                              Date: March 31, 1998


                              By:  Peggy Sugimoto
                                   Vice President and Director
                              Date: March 31, 1998



                              By:  Edward J. Kroll
                                   Vice President and
                                   Principal Accounting Officer
                              Date: March 31, 1998











                          SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              OAHU SUGAR COMPANY, LIMITED


                              By:  Edward J. Kroll
                                   Vice President
                              Date: March 31, 1998

      Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:  Gary R. Grottke
                                   President and Director
                              Date: March 31, 1998



                              By:  Tamara G. Edwards
                                   Vice President & Director
                              Date: March 31, 1998



                              By:  Peggy Sugimoto
                                   Vice President and Director
                              Date:March 31, 1998



                              By:  Edward J. Kroll
                                   Vice President and
                                   Principal Accounting Officer
                              Date: March 31, 1998














                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PIONEER MILL COMPANY, LIMITED



                              By:  Edward J. Kroll
                                   Vice President
                              Date: March 31, 1998

      Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:  Gary R. Grottke
                                   President and Director
                              Date: March 31, 1998


                              By:  Tamara G. Edwards
                                   Vice President & Director
                              Date: March 31, 1998


                              By:  Peggy Sugimoto
                                   Vice President and Director
                              Date: March 31, 1998



                              By:  Edward J. Kroll
                                   Vice President and
                                   Principal Accounting Officer
                              Date:March 31, 1998












                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PUNA SUGAR COMPANY, LIMITED


                              By:  Edward J. Kroll
                                   Vice President
                              Date: March 31, 1998

      Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                              By:  Gary Grottke
                                   President and Director
                              Date: March 31, 1998



                              By:  Tamara G. Edwards
                                   Vice President & Director
                              Date: March 31, 1998



                              By:  Peggy Sugimoto
                                   Vice President and Director
                              Date: March 31, 1998


                              By:  Edward J. Kroll
                                   Vice President and
                                   Principal Accounting Officer
                              Date: March 31, 1998


















                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              WAIAHOLE IRRIGATION COMPANY, LIMITED



                              By:  Edward J. Kroll
                                   Vice President
                              Date: March 31, 1998

      Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                              By:  Gary R. Grottke
                                   President and Director
                              Date: March 31, 1998


                              By:  Peggy Sugimoto
                                   Senior Vice President
                                   and Director
                              Date: March 31, 1998



                              By:  Edward J. Kroll
                                   Vice President and
                                   Principal Accounting Officer
                              Date: March 31, 1998




                          SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              WAIKELE GOLF CLUB, INC.



                              By:  Edward J. Kroll
                                   Vice President
                              Date: March 31, 1998

      Pursuant  to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                              By:  David H. Gleason
                                   President and Director
                              Date: March 31, 1998



                              By:  Gary R. Grottke
                                   Vice President and Director
                              Date:March 31, 1998



                              By:  Peggy Sugimoto
                                   Vice President - Finance
                              Date: March 31, 1998


                              By:  Edward J. Kroll
                                   Vice President and
                                   Principal Accounting Officer
                              Date: March 31, 1998



                              100

                         EXHIBIT INDEX

Exhibit No.    Exhibit

2.1    Agreement  and  Plan of Merger by and between  Amfac/JMB
       Hawaii,  Inc. and Amfac/JMB Hawaii, L.L.C. dated  as  of
       February 27, 1998. (13)
3.1    Articles of Incorporation of Amfac/JMB Hawaii, Inc. (1)
3.2    Amended and Restated By-Laws of Amfac/JMB Hawaii,  Inc. (1)
3.3    Articles of Incorporation of Amfac/JMB Finance, Inc. (1)
3.4    Amended and Restated By-Laws of Amfac/JMB Finance, Inc. (1)
3.7    Articles of Incorporation of Amfac Property Development Corp.
3.8    Amended   and   Restated  By-Laws  of   Amfac   Property
       Developments Corp.      (1)
3.9    Articles of Incorporation of Amfac Property Investment Corp. (1)
3.10   Amended   and   Restated  By-Laws  of   Amfac   Property
       Investment Corp. (1)
3.11   Articles   of   Incorporation   of   Amfac   Sugar   and
       Agribusiness, Inc. (1)
3.12   Amended  and  Restated  By-Laws  of  Kaanapali   Water
       Corporation (1)
3.13    Articles   of   Incorporation   of   Kaanapali   Water
       Corporation. (1)
3.14   Amended and Restated By-Laws of Amfac Agribusiness, Inc. (1)
3.15   Articles  of Incorporation of Amfac Agribusiness,  Inc.  (1)
3.16   Amended  and Restated By-Laws of Kekaha Sugar  Company, Limited. (1)
3.17   Articles  of  Association of Kekaha Sugar Company,  Limited. (1)
3.18   Amended  and  Restated By-Laws of The  Lihue  Plantation
       Company, Limited. (1)
3.19   Articles of Association of The Lihue Plantation Company,
       Limited (1)
3.20   Amended  and  Restated By-Laws of Oahu Sugar Company, Limited. (1)
3.21   Articles of Association of Oahu Sugar Company, Limited.(1)
3.22   Amended  and Restated By-Laws of Pioneer Mill  Company, Limited (1)
3.23   Articles  of Association  of Pioneer  Mill  Company, Limited. (1)
3.24   Amended  and  Restated By-Laws of Puna Sugar Company, Limited. (1)
3.25   Articles of Association of Puna Sugar Company, Limited.  (1)
3.26   Amended and Restated By-Laws of H. Hackfeld & Co., Ltd.
3.27   Articles of Association of H. Hackfeld & Co., Ltd. (1)
3.28   Amended  and  Restated  By-Laws of  Waiahole  Irrigation
       Company, Limited.
3.29   Articles   of   Incorporation  of  Waiahole   Irrigation
       Company, Limited. (1)
4.1    Indenture, including the form of COLAS, among  Amfac/JMB
       Hawaii,   Inc.,  its  subsidiaries  as  Guarantors   and
       Continental Bank National Association, as Trustee (dated
       as of March 14, 1989). (2)
4.2    Amendment  dated as of January 17, 1990 to the Indenture
       relating to the COLAS. (2)
4.3    $28,097,832   Promissory  Note  from  Amfac,   Inc.   to
       Amfac/JMB  Hawaii, Inc. Extended and Reissued  Effective
       December 31, 1993. (3)
4.4    The  five  year  $66,000,000 loan  with  the  Employees'
       Retirement  System of the State of Hawaii  to  Amfac/JMB
       Hawaii, Inc. as of June 25, 1991. (4)
4.5    $15,000,000 Credit Agreement dated March 31, 1993  among
       AMFAC/JMB Hawaii, Inc. and Continental Bank N.A (5).
4.6    $10,000,000  loan agreement between Waikele  Golf  Club,
       Inc.   and  ORIX  USA  Corporation.   $10,000,000   loan
       agreement  between Waikele Golf Club, Inc. and  Bank  of
       Hawaii. (6)
4.7    $52,000,000  Promissory  Note to Northbrook  Corporation
       from  Amfac/JMB Hawaii, Inc., effective May 31, 1995  is
       filed herewith. (7)
4.8    Agreement  for  delivery and sale of raw  sugar  between
       Hawaii Sugar Transportation Corporation, as seller,  and
       C&H, as Buyer, dated June 4, 1993. (8)
4.9    Standard  Sugar  Marketing  Contracts  between  Hawaiian
       Sugar  Transportation Company and Hawaii  Sugar  Growers
       dated June 4, 1993. (9)
4.10   Amendment  to  the $66,000,000 loan with the  Employees'
       Retirement  System of the State of Hawaii  to  Amfac/JMB
       Hawaii, Inc. as of April 18, 1996. (9)
4.11   Amended  and  Restated $52,000,000  Promissory  Note  to
       Northbrook  Corporation  from  Amfac/JMB  Hawaii,   Inc.
       extended and reissued effective June 1, 1996. (10)
4.12   Amended  and Restated $28,087,832 Promissory  Note  from
       Amfac,  Inc.  to  Amfac/JMB Hawaii,  Inc.  extended  and
       reissued effective June 1, 1996. (10)
4.13   $10,000,000   loan  agreement  between  Amfac   Property
       Development  Corp. and City Bank at December  18,  1996.
       (11)
4.14   Amended and Restated $25,000,000 loan agreement with the
       Bank of Hawaii dated February 4, 1997. (12)
4.15   Limited  Partnership  Agreement for Kaanapali  Ownership
       Resorts, L.P. dated February 1, 1997 for development  of
       time-share resort on Kaanapali. (11)
4.16   Second Supplement to the Indenture dated as of March  1,
       1998. (13)
4.17   $104,759,324   promissory   Note   between    Northbrook
       Corporation  and Amfac Land Company, Ltd. dated  January
       1, 1998. (13)
4.18   Revolving Credit Note between Fred Harvey Transportation
       Company,  Inc.  and  Amfac  Land  Company,  Ltd.,  dated
       January 1, 1998. (13)
10.1   Escrow Deposit Agreement. (1)
10.2   General  Lease  S-4222, dated January 1,  1969,  by  and
       between  the  State of Hawaii and Kekaha Sugar  Company,
       Limited. (1)
10.3   Grove  Farm Haiku Lease, dated January 25, 1974  by  and
       between  Grove Farm Company, Incorporated and The  Lihue
       Plantation Company, Limited. (1)
10.4   General  Lease S-4412, dated October 31,  1974,  by  and
       between  the  State of Hawaii and the  Lihue  Plantation
       Company, Limited. (1)
10.5   General  Lease  S-4576, dated March  15,  1978,  by  and
       between  the  State of Hawaii and The  Lihue  Plantation
       Company, Limited. (1)
10.6   General Lease S-3821, dated July 8, 1964, by and between
       the  State of Hawaii and East Kauai Water Company,  Ltd.
       (1)
10.7   Amended and Restated Power Purchase Agreement, dated  as
       of  June  15, 1992, by and between The Lihue  Plantation
       Company, Limited and Citizens Utilities Company. (1)
10.8   U.S. Navy Waipio Peninsula Agricultural Lease, dated May
       26,  1964,  between  The United States  of  America  (as
       represented  by  the U.S. Navy) and Oahu Sugar  Company,
       Ltd. (1)
10.9   Amendment to the Robinson Estate Hoaeae Lease, dated May
       15,  1967,  by and between various Robinsons,  heirs  of
       Robinsons,  Trustees and Executors, etc. and Oahu  Sugar
       Company,  Limited  amending and restating  the  previous
       lease. (1)
10.10  Amendment to the Campbell Estate Lease, dated April  16,
       1970,  between Trustees under the Will and of the Estate
       of  James  Campbell, Deceased, and Oahu  Sugar  Company,
       Limited amending and restating the previous lease. (1)
10.11  Bishop Estate Lease No. 24,878, dated June 17, 1977,  by and between the Trustees of the Estate of Bernice Pauahi
       Bishop and Pioneer Mill Company, Limited. (1)
10.12  General  Lease S-4229, dated February 25, 1969,  by  and between  the State of Hawaii, by its Board of  Land  and
       Natural Resources and Pioneer Mill Company, Limited. (1)
10.13  Honokohau  Water  License,  dated  December  22,   1980,
       between  Maui  Pineapple Company Ltd. and  Pioneer  Mill
       Company, Limited. (1)
10.14  Water Licensing Agreement, dated September 22, 1980,  by and  between  Maui  Land & Pineapple Company,  Inc.  and
       Amfac, Inc. (1)
10.15  Joint Venture Agreement, dated as of March 19, 1986,  by
       and   between  Amfac  Property  Development  Corp.   and
       Tobishima Properties of Hawaii, Inc. (1)
10.16  Development  Agreement, dated March  19,  1986,  by  and between  Kaanapali North Beach Joint Venture  and  Amfac
       Property  Investment Corp. and Tobishima  Pacific,  Inc.
       (1)
10.19  Keep-Well  Agreement between Northbrook Corporation  and
       Amfac/JMB Finance, Inc. (2)
10.20  Repurchase  Agreement,  dated March  14,  1989,  by  and between  Amfac/JMB  Hawaii, Inc. and Amfac/JMB  Finance,
       Inc. (2)
10.21  Amfac  Hawaii  Tax  Agreement, dated November  21,  1988 between  Amfac/JMB  Hawaii,  Inc.,  and  Amfac  Property
       Development  Corp.;  Amfac  Property  Investment  Corp.;
       Amfac  Sugar  and  Agribusiness, Inc.;  Kaanapali  Water
       Corporation;  Amfac  Agribusiness,  Inc.;  Kekaha  Sugar
       Company, Limited; The Lihue Plantation Company, Limited;
       Oahu  Sugar  Company,  Limited;  Pioneer  Mill  Company,
       Limited; Puna Sugar Company, Limited; H. Hackfeld & Co.,
       Ltd.; and Waiahole Irrigation Company, Limited. (2)
10.22  Amfac-Amfac  Hawaii  Tax Agreement, dated  February  21,
       1989 between Amfac, Inc. and Amfac/JMB Hawaii, Inc. (2)
10.23  Services  Agreement, dated November  18,  1988,  between
       Amfac/JMB  Hawaii, Inc., and Amfac Property  Development
       Corp.; Amfac Property Investment Corp.; Amfac Sugar and Agribusiness, Inc.; Kaanapali Water Corporation; Amfac Agribusiness, Inc.; Kekaha Sugar Company, Limited; The
       Lihue  Plantation Company, Limited; Oahu Sugar  Company,
       Limited;  Pioneer  Mill  Company,  Limited;  Puna  Sugar
       Company,  Limited; H. Hackfeld & Co., Ltd.; and Waiahole
       Irrigation  Company, Limited and JMB Realty Corporation.
       (2)
19.0   $35,700,000 agreement for sale of C&H and certain  other
       C&H assets, to A&B Hawaii, Inc. in June 1993. (7)
22.1   Subsidiaries of Amfac/JMB Hawaii, Inc. (1)
99.1 A copy of pages 19, 41-45 and 51 of the Prospectus of the Company dated December 5, 1988 (relating to SEC Registration Statement on Form S-1 (as amended) File No.
       33-24180) and hereby incorporated by reference. (2)

       Pursuant to Item 6.01 (b)(4) of Regulation SK, the registrant hereby undertakes to provide the Commission upon its request a copy of any agreement with respect to long-term indebtedness of the registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

(1)      Previously   filed  as  exhibits  to   the   Company's
Registration  Statement  of Form S-1  (as  amended)  under  the
Securities   Act  of  1933  (File  No.  33-24180)  and   hereby
incorporated by reference.

(2) Previously filed as exhibits to the Company's Form 10-K report under the Securities Act of 1934 (File No. 33-24180) filed on March 27, 1989 and hereby incorporated by reference.

(3) Previously filed as exhibits to the Company's Form 10-K report under the Securities Act of 1934 (File No. 33-24180) filed on March 27, 1991 and hereby incorporated by reference.

(4) Previously filed as exhibits to the Company's Form 10-Q report under the Securities Act of 1934 (File No. 33-24180) filed on August 13, 1991 and hereby incorporated by reference.

(5) Previously filed as exhibit to the Company's Form 10-Q report under the Securities Act of 1934 (File No. 33-24180) filed on May 14, 1993 and hereby incorporated by reference.

(6)     Previously filed as exhibit to the Company's Form  10-Q
report  under  the Securities Act of 1934 (File  No.  33-24180)
filed   on  November  11,  1993  and  hereby  incorporated   by
reference.

(7) Previously filed as exhibits to the Company's Form 10-K report under the Securities Act of 1934 (File No. 33-24180) filed on March 27, 1994 and hereby incorporated by reference.
(8) Previously filed as an exhibit to the Company's Form 10-Q report under the Securities Act of 1934 (File No. 33-24180) filed May 12, 1995 and hereby incorporated by reference.

(9)    Previously filed as an exhibit to the Company's Form 10-
Q report under the Securities Act of 1934 (File No. 33-24180) filed May 13, 1996 and hereby incorporated by reference.

(10) Previously filed as exhibit to the Company's Form 10-Q report under the Securities Act of 1934 (File No. 33-24180) filed on August 13, 1996 and hereby incorporated by reference.

(11) Previously filed as exhibit to the Company's Form 10-K report under the Securities Act of 1934 (File No. 33-24180) filed March 21, 1997 and hereby incorporated by reference.

(12) Previously filed as exhibit to the Company's Form 10-Q report under the Securities Act of 1934 (File No. 33-24180) filed May 15, 1996 and hereby incorporated by reference.

(13)    Previously filed as exhibit to the Company's  Form  8-K
report  under  the  Securities  Act  of  1934  (File  No.   33-
24180)filed March 3, 1998 and hereby incorporated by reference.

No annual report or proxy material for 1997 was sent to the COLA holders of the Company. An annual report will be sent to the COLA holders subsequent to this filing.