Form 10-Q
period 1998-03-31
AMFAC JMB HAWAII INC
filed 1998-05-13
CIK 839437

1


               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549


                           FORM 10-Q


        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934


For the quarter ended March 31, 1998  Commission File Number 33-24180


                    AMFAC/JMB HAWAII, L.L.C.
     (Exact name of registrant as specified in its charter)


                Hawaii                   36-3109397
   (State  of organization)   (I.R.S. Employer Identification No.)


For the quarter ended March 31, 1998   Commission File Number 33-24180-01

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

As of May 12, 1998, all of Amfac/JMB Hawaii L.L.C.'s membership interest is solely owned by Northbrook Corporation, an Illinois corporation, and not traded on a public market.

As  of May 12, 1998, Amfac/JMB Finance, Inc. had 1,000 shares  of
Common Stock outstanding. All such Common Stock is owned by its respective parent and not traded on a public market.


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

Amfac Land         Hawaii           99-0185633       900 North Michigan Avenue
 Company, Limited.                                   Chicago, Illinois 60611
                                                     312/440-4800

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



                       TABLE OF CONTENTS




PART I   FINANCIAL INFORMATION


Item 1.  Financial Statements                                       4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       24






PART I.  FINANCIAL INFORMATION
     ITEM 1.  Financial Statements
                         AMFAC/JMB HAWAII, L.L.C.

                       Consolidated Balance Sheets

                  March 31, 1998 and December 31, 1997
                         (Dollars in Thousands)
                              (Unaudited)

                              A S S E T S
                                           March 31,      December 31,
                                             1998                1997
                                         --------------   --------------
A S S E T S
Current assets:
 Cash and cash equivalents                 $11,341             9,115
 Receivables-net                             5,333             6,743
 Inventories                                69,206            61,469
 Prepaid expenses                            2,736             2,648
                                          --------           --------
     Total current assets                   88,616            79,975
                                          --------           --------
Investments                                 46,721            46,496
                                          --------           --------
Property, plant and equipment:
 Land and land improvements                262,094           262,233
 Machinery and equipment                    63,594            63,497
 Construction in progress                    1,370             1,035
                                          --------           --------
                                           327,058           326,765
 Less accumulated depreciation
 and amortization                           40,256            38,726
                                          --------           --------
                                           286,802            288,039
                                          --------           --------
Deferred expenses, net                      11,564             11,872
Other assets                                37,866             37,863
                                          --------           --------
                                        $  471,569            464,245
                                         ==========         ==========
L I A B I L I T I E S
Current liabilities:
 Accounts payable                       $    6,567             6,289
 Accrued expenses                            7,395             9,213
 Current portion of
 long-term debt                             11,246            11,243



                            AMFAC/JMB HAWAII, L.L.C.

                    Consolidated Balance Sheets - Continued

                      March 31, 1998 and December 31, 1997
                             (Dollars in Thousands)
                                  (Unaudited)

                                          March 31,        December 31,
                                            1998               1997
                                       -------------      -------------
 Current portion of
 deferred income taxes                       6,824             4,325
 Amounts due to affiliates                  11,019            10,719
                                          --------           --------
 Total current liabilities                  43,051            41,789
                                          --------           --------
Amounts due to affiliates                  143,566           125,290
Accumulated postretirement
benefit obligation                          53,495            54,375
Long-term debt                              93,846            94,312
Other long-term liabilities                 34,863            34,525
Deferred income taxes                       81,148            84,151
Certificate of Land
Appreciation Notes                         220,692           220,692
                                          --------           --------
 Total liabilities                         670,661           655,134
                                          --------           --------
Commitments and contingencies
(notes 2, 3, 4, 6, 7 and 8)


S T O C K H O L D E R `S  E Q U I T Y  (D E F I C I T )

Common stock, no par value;
 authorized, issued and
 outstanding 1,000 shares                        1                  1
Additional paid-in capital                  (8,307)            14,384
Retained earnings (deficit)               (190,786)          (205,274)
                                         ---------           ---------

 Total stockholder's equity
 (deficit)                                (199,092)          (190,889)
                                         ---------           ---------
                                        $  471,569            464,245
                                         ============       ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                    AMFAC/JMB HAWAII, L.L.C.
             Consolidated Statements of Operations
           Three Months Ended March 31, 1998 and 1997
                     (Dollars in Thousands)
                          (Unaudited)
                                 1998     1997
                               -------  -------
Revenue:
 Agriculture                  $   917      675
 Property                       8,309    8,808
                              -------   -------
                                9,226    9,483
                              -------   -------
Cost of sales:
 Agriculture                    1,559      769
 Property                       4,352    5,738
                               -------  -------
                                5,911    6,507
Operating expenses:
 Selling, general
 and administrative             2,264    3,066
 Depreciation and
 amortization                   1,659    1,515
                               -------  -------
Total costs and expenses        9,834   11,088

Operating income(loss)           (608)  (1,605)
                               -------  -------
Non-operating income
(expenses):
 Amortization of
  deferred costs                 (308)    (419)
 Interest expense              (7,882)  (6,676)
 Interest income                   91       41
                               -------  -------
                               (8,099)  (7,054)
                               -------  -------
 Loss before taxes             (8,707)  (8,659)
                               -------  -------
 Income tax benefit            (3,343)  (3,314)
                               -------  -------
 Net loss                     $(5,364)  (5,345)
                              ======== ========

 The accompanying notes are an integral part of the consolidated financial statements.


                    AMFAC/JMB HAWAII, L.L.C.

             Consolidated Statements of Cash Flows

           Three Months Ended March 31, 1998 and 1997

                     (Dollars in Thousands)
                          (Unaudited)
                                                   1998            1997
                                                 --------        --------
Cash flows from operating activities:
 Net loss                                        $(5,364)        (5,345)
 Items not requiring (providing) cash:
   Depreciation and amortization                   1,659          1,515
   Amortization of deferred costs                    308            419
   Equity in earnings of investments                  14             10
   Income tax benefit                             (3,343)        (3,314)
   Deferred interest                                 250            268
   Interest on advances from affiliates            3,362          2,469

Changes in:
   Receivables - net                               1,410            772
   Inventories                                    (7,409)        (4,073)
   Prepaid expenses                                  (88)          (400)
   Accounts payable                                  278            618
   Accrued expenses                               (1,818)        (1,339)
   Amounts due to affiliates                         300            677
   Other long-term liabilities                      (880)        (1,427)
                                                  --------       --------
   Net cash used in
    operating  activities                        (11,321)        (9,150)
                                                  --------       --------
Cash flows from investing activities:
 Property additions                                 (759)          (116)
 Property sales, disposals and
   retirements - net                                   9             --
 Investments in joint ventures
 and partnerships                                   (239)          (110)
 Other assets                                         (3)        (3,432)
 Other long-term liabilities                          88           (505)
                                                  --------       --------


                    AMFAC/JMB HAWAII, L.L.C.

          Consolidated Statement of Cash Flows - Continued

             Three Months Ended March 31, 1998 and 1997
                    (Dollars in Thousands)
                         (Unaudited)

                                                      1998        1997
                                                     -------     -------
   Net cash  used in investing activities             (904)      (4,163)
                                                    --------     --------
Cash flows from financing activities:
 Deferred expenses                                      --         (216)
 Net (repayments)proceeds of
 long-term debt                                       (463)       4,987
 Net amounts due to affiliates                      14,914        7,714
                                                   ---------     --------
 Net cash provided by financing activities          14,451       12,485
                                                   ---------     --------
 Net decrease in cash and cash
 equivalents                                         2,226         (828)
 Cash and cash equivalents,
 beginning of year                                   9,115        8,736
                                                   ---------     --------
 Cash and cash equivalents,
 end of period                                     $11,341        7,908
                                                   =========     ========
Supplemental disclosure of cash flow
information:
 Cash paid for interest
 (net of amount capitalized)                       $ 7,773        6,543
                                                  =========      ========
 Schedule of non-cash investing and
 financing activities:
 Transfer of property actively held
 for sale to real estate inventories
 and accrued costs relating to real
 estate sales                                     $   328         2,873
                                                  =========     ========

The accompanying notes are an integral part of the consolidated financial statements.

                     AMFAC/JMB HAWAII, L.L.C.

           Notes to Consolidated Financial Statements

                    March 31, 1998 and 1997

                        (Dollars in Thousands)

Readers of this quarterly report should refer to the Company's audited financial statements for the fiscal year ended December
31, 1997, which are included in the Company's 1997 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

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



                      AMFAC/JMB HAWAII, L.L.C.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

       The Company's policy is to consider all amounts held with original maturities of three months or less in U.S. Government obligations, certificates of deposit and money market funds (approximately $8,963 and $5,400 at March 31, 1998 and December
31, 1997, respectively) as cash equivalents, which approximates market. These amounts include $1,476 and $2,067 at March 31,
1998    and   December   31,   1997,   respectively,   which   were   restricted
primarily to fund debt service on long-term debt related to the acquisition of power generation equipment (see note 4).

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

        Interest is capitalized to qualifying assets (principally real estate under development) during the period that such assets are undergoing activities necessary to prepare them for their intended use. Such capitalized interest is charged to cost of sales as revenue from the real estate development is recognized.
Interest cots of $152 and $358 have been capitalized for the three months ended March 31, 1998 and 1997, respectively.

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

        Current and deferred taxes have been allocated to the Company as if the Company were a separate taxpayer in accordance with the provisions of SFAS No. 109-Accounting for Income Taxes. However, to the extent the tax indemnification agreement does not require the Company to actually pay income taxes, current taxes payable or receivable have been reflected as deemed contributions or distributions, respectively, to additional paid-in capital or distributions to retained earnings (deficit) in the accompanying consolidated financial statements.

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

       Certain   amounts   in   the   1997  financial   statements   have   been
reclassified to conform to the 1998 presentation.

(2)  AMOUNTS DUE TO AFFILIATES - FINANCING

        The approximately $15,097 of remaining acquisition-related financing owed to affiliates had a maturity date of June 1, 1998 and bore interest at a rate per annum based upon the prime interest rate (8.5% at March 31, 1998), plus 1%.

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

       In February 1997 the above noted affiliate loans, along with certain other amounts due Northbrook, were converted into a new $104,759 ten-year note payable. The new note is payable interest only and accrues interest at the prime rate plus 2%. The Company borrowed an additional $16,628 during 1997 and $14,914 during the three months ended March 31, 1998 to fund COLA Mandatory Base Interest payments and other operational needs from a subsidiary of Northbrook under a separate note which is payable interest only and accrues at the prime rate plus 2%. The total amount due Northbrook and its subsidiary as of March 31, 1998 was $143,566, which includes accrued interest of $1,702. Pursuant to the Indenture relating to the COLAS, the amounts borrowed from Northbrook are considered "Senior Indebtedness" to the COLAS.


                         AMFAC/JMB HAWAII, L.L.C.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

(3)  CERTIFICATE OF LAND APPRECIATION NOTES

        The   COLAS   are   unsecured   debt   obligations   of   the   Company.
Interest on the COLAS is payable semi-annually on February 28 and August 31 of each year. The COLAS mature on December 31, 2008,
and   bear   interest   after  the  Final  Issuance  Date  (August   31,   1989)
at a rate of 10% per annum ("Base Interest") of the outstanding principal balance of the COLAS on a cumulative, non-compounded
basis,    of   which   6%   per   annum   is   contingent   ("Contingent    Base
Interest")   and   payable  only  to  the  extent  of   Net   Cash   Flow   (Net
Cash Flow for any period is generally an amount equal to 90% of the Company's net cash revenues, proceeds and receipts after payment of cash expenditures, including the Qualified Allowance
(as defined) other than federal and state income taxes and after the establishment by the Company of reserves) or Maturity Market Value (as defined below). The Company has not generated a
sufficient   level   of   Net  Cash  Flow  to  pay  Contingent   Base   Interest
on   the   COLAS   from   1990   through   the   current   date.   Approximately
$103,097   of   the   $110,721   cumulative  deficiency   of   Contingent   Base
Interest related to the period from August 31, 1989 (Final Issuance Date) through March 31, 1998 has not been accrued in the accompanying consolidated financial statements as the Company believes that it is not probable at this time that a sufficient level of Net Cash Flow will be generated in the future or that there will be sufficient Maturity Market Value (as defined below) as of December 31, 2008 (the COLA maturity date) to pay such unaccrued Contingent Base Interest. The following table is a summary of Mandatory Base Interest and Contingent Base Interest for the three months ended March 31, 1998 and the year ended December 31, 1997:

                                          1998      1997
                                          -----    ------
Mandatory Base Interest paid         $    4,414     8,828
Contingent Base Interest paid                --        --
Cumulative deficiency of Contingent
  Base Interest at end of period     $  110,721   107,411

Net Cash Flow was $0 for 1997 and is expected to be $0 for 1998.

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


                         AMFAC/JMB HAWAII, L.L.C.

     Notes to Consolidated Financial Statements - Continued

                        (Dollars in Thousands)

       On March 14, 1989, Amfac/JMB Finance, Inc. ("AJF"), a wholly-owned subsidiary of Northbrook, and the Company entered into an agreement (the "Repurchase Agreement") concerning AJF's obligations to repurchase, on June 1, 1995 and 1999, the COLAS
upon   request   of   the   holders  thereof.   The   COLAS   were   issued   in
two   units   consisting   of  one  Class  A  and  one   Class   B   COLA.    As
specified in the Repurchase Agreement, the repurchase of the Class A COLAS may have been requested by the holders of such
COLAS on June 1, 1995 at a price equal to the original principal amount of such COLAS ($.5) minus all payments of principal and interest allocated to such COLAS. The cumulative interest paid per Class A COLA through June 1, 1995 was $.135. The repurchase of the Class B COLAS may be requested of AJF by the holders of such COLAS on June 1, 1999 at a price equal to 125% of the original principal amount of such COLAS ($.5) minus all payments of principal and interest allocated to such COLAS. Although there can be no assurances that any or all of these plans will be successfully completed, the Company is optimistic that the funds necessary to meet the repurchase obligations will be raised if these plans are completed. Failure to meet the repurchase obligations could lead to a claim against AJF and, in turn, Northbrook. As of March 31, 1998, the cumulative interest paid per Class A and Class B COLA was approximately $.195 and $.195, respectively.

        On March 14, 1989, Northbrook entered into a keep-well agreement with AJF, whereby it agreed to contribute sufficient capital or make loans to AJF to enable AJF to meet its COLA
repurchase     obligations    described    above.      Notwithstanding     AJF's
repurchase obligations, the Company may elect to redeem any COLAS requested to be repurchased at the specified price.

       On March 15, 1995, pursuant to the indenture that governs the terms of the COLAS (the "Indenture"), the Company elected to offer to redeem (the "Redemption Offer") all Class A COLAS from the registered holders at the same price as would be required of Finance under the Repurchase Agreement, thereby eliminating Finance's obligation to satisfy the Class A COLA repurchase
options   requested   by   such  holders  as  of   June   1,   1995.    Pursuant
to   the   Redemption  Offer,  and  in  accordance  with  the   terms   of   the
Indenture, the Company was therefore obligated to purchase any and all Class A COLAS submitted pursuant to the Redemption Offer at a price of $.365 per Class A COLA. In conjunction with the Company's Redemption Offer, the Company made a tender offer (the "Tender Offer") to purchase up to approximately $68,000 principal value of the Class B COLAS at a price of $.220 per Class B COLA from COLA holders electing to have their Class A COLAS repurchased. Approximately 229,000 Class A COLAS were submitted for repurchase pursuant to the Redemption Offer and approximately 99,000 Class B COLAS were submitted for repurchase pursuant to the Tender Offer, requiring an aggregate payment by the Company of approximately $105,450 on June 1, 1995. The
Company    used    its   available   cash   to   purchase    Class    B    COLAS
pursuant to the Tender Offer and borrowed $52,000 from Northbrook to purchase Class A COLAS pursuant to the Redemption Offer. As of March 31, 1998, the Company had approximately 156,000 Class A COLAS and approximately 286,000 Class B COLAS outstanding, with a principal balance of approximately $78,000 and $143,000, respectively.

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

    On January 30, 1998, Amfac Finance Limited Partnership ("Amfac Finance"), an Illinois limited partnership and an affiliate of the Company extended a Tender Offer to Purchase (the "Tender Offer") up to approximately $65,421 Principal amount of Separately Certificated Class B COLAS ("Separate Class B COLAS")
for cash at a unit price of $.375 to be paid by Amfac Finance on each Separate Class B COLA on or about March 24, 1998. The maximum cash to be paid under the Tender Offer was approximately $49,066 (130,842 Separate Class B COLAS at a unit price of $.375 for each separate Class B COLA). Approximately 62,800 Separate Class B COLAs were submitted to Amfac Finance for repurchase pursuant to the Tender Offer requiring an aggregate payment by
Amfac   Finance   of   approximately   $23,542   on   March   31,   1998.    The
Tender Offer did not reduce the outstanding indebtedness of the Company. The Separate Class B COLAS purchased by Amfac Finance pursuant to Tender Offer remain outstanding pursuant to the terms
of    the    Indenture   that   governs   the   terms   of   the   COLAS    (the
"Indenture"). Except as provided in the last sentence of this paragraph, Amfac Finance will be entitled to the same rights and benefits of any other holder of Separate Class B COLAS, including having the ability to have AJF to repurchase on June 1, 1999, the
Separate   Class   B   COLAS  that  it  owns.   Amfac  Finance   has   not   yet
determined whether it will require AJF to so repurchase the Separate Class B COLAS which it will own on such date. Since
Amfac   Finance   is   an  affiliate  of  the  Company,   Amfac   Finance   will
not be able to participate in determining whether the holders of the required principal amount of debt under the Indenture have
concurred   in   any   direction,  waiver  or  consent  under   the   terms   of
the Indenture.

    As    a    result   of   the   Tender   Offer,   the   Company    recognized
$7,850 of taxable gain in accordance with income tax regulations for certain transactions with affiliates. Such gain is treated as cancellation of indebtedness income for income tax purposes only, and accordingly, the income taxes related to the Tender Offer (approximately $3,062) will be indemnified by Northbrook through the tax agreement (note 1).

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

     In April 1996, the Company reached an agreement to amend the loan with the ERS, extending the maturity date for five years. In exchange for the loan extension, the ERS received the right to
participate    in    the    "Net    Disposition    Proceeds"    (as     defined)
related to the sale or refinancing of the golf courses or at the maturity of the loan. The ERS share of the Net Disposition Proceeds increases from 30% through June 30, 1997, to 40% for the period from July 1, 1997 to June 30, 1999 and to 50% thereafter. The loan amendment effectively adjusted the interest rate as of January 1, 1995 to 9.5% until June 30, 1996. After June 30, 1996,
the   loan   bears  interest  at  a  rate  per  annum  equal  to   8.73%.    The
loan amendment requires the Company to pay interest at the rate of 7% for the period from January 1, 1995 to June 30, 1996, 7.5%
from   July   1,  1996  to  June  30,  1997,  7.75%  from  July   1,   1997   to
June 30, 1998 and 8.5% thereafter ("Minimum Interest"). The Company made payments through March 31, 1998 and 1997 totaling
$1,289 and $1,244, respectively, which represents the Minimum Interest due. Accrued Minimum Interest as of March 31, 1998 was $1,261. The scheduled Minimum Interest payments are paid quarterly on the principal balance of the $66,000 loan. The difference between the accrued interest expense and the Minimum Interest payment accrues interest and is payable on an annual basis from excess cash flow, if any, generated from the Kaanapali Golf Courses. The accrued interest payable from excess cash flow was $4,439 as of March 31, 1998. Although the outstanding loan balance remains nonrecourse, certain payments and obligations, such as the Minimum Interest payments and the ERS's share of appreciation, if any, are recourse to the Company. However, the Company's obligations to make future Minimum Interest payments and to pay the ERS a share of appreciation would be terminated if the Company tendered an executed deed to the golf course property to the ERS in accordance with the terms of the amendment.

     In January 1993, The Lihue Plantation Company, Limited ("Lihue") obtained a ten-year $13,250 loan used to fund the acquisition of Lihue's power generation equipment. The $13,250 loan, constituting "Senior Indebtedness" under the COLAS' Indenture, consists of two ten-year amortizing term loans of $10,000 and $3,250, respectively, payable in forty consecutive installments commencing July 1, 1993 in the principal amount of $250 and $81, respectively (plus interest). The remaining balance of the $3,250 loan was fully repaid in January 1997. The
$10,000 loan has an outstanding balance of $4,362 as of March 31, 1998 and bears interest at a rate equal to prime rate (8.5% at
March 31, 1998) plus three and one half percent. Lihue has purchased an interest rate agreement which protects against fluctuations in interest rates and effectively caps the prime rate at eight percent for the first seven years of the loan agreement. The loan is secured by the Lihue power generation equipment, sugar inventories and receivables, certain other assets and real property of the Company and has limited recourse to the Company and certain other subsidiaries.


                    AMFAC/JMB HAWAII, L.L.C.

     Notes to Consolidated Financial Statements - Continued

                     (Dollars in Thousands)

     In October 1993, Waikele Golf Club, Inc. ("WGCI"), a wholly-owned subsidiary of the Company that owns and operates the Waikele Golf Course, obtained a five year $20,000 loan facility from two lenders. The loan consisted of two $10,000 amortizing loans. Each loan bore interest only for the first two years and
interest   and   principal   payments   based   upon   an   assumed   20    year
amortization period for the remaining three years. The loans bore interest at prime plus 1/2% and LIBOR (5.625% at March 31, 1998) plus 3%, respectively. In February 1997, WGCI entered into an amended and restated loan agreement with the Bank of Hawaii, whereby the outstanding principal amount of the loan was increased to $25,000, the maturity date was extended to February
2007, the interest rate was changed to LIBOR plus 2% until the fifth anniversary and LIBOR plus 2.5% thereafter and principal is to be repaid based on a 30-year amortization schedule. The loan is secured by WGCI's assets (the golf course and related improvements and equipment), is guaranteed by the Company, and is considered "Senior Indebtedness" (as defined in the Indenture relating to the COLAS). As of March 31, 1998, the outstanding principal balance was $24,730, with scheduled remaining annual principal maturities of $183 in 1998, $248 in 1999 through 2006 and the balance of $22,563 in 2007.

       In December 1996, Amfac Property Development Corp., a wholly-owned subsidiary of the Company, obtained a $10,000 loan facility from a Hawaii bank. The loan is secured by a mortgage on property under development at the mill-site of Oahu Sugar (the sugar plantation was closed in 1995), and is considered "Senior
Indebtedness"    (as    defined    in   the   Indenture    relating    to    the
COLAS). The loan bears interest at the bank's base rate (8.5% at March 31, 1998) plus .5% and matures on December 1, 1998.

                    AMFAC/JMB HAWAII, L.L.C.

     Notes to Consolidated Financial Statements - Continued

                     (Dollars in Thousands)

(5)  SEGMENT INFORMATION

        Agriculture and Property comprise separate industry segments of the Company. Operating Income-Other consists primarily of unallocated overhead expenses and Total Assets-Other consists primarily of cash and deferred expenses. Total assets at the balance sheet dates and capital expenditures, operating income
(loss) and depreciation and amortization during the three months ended March 31, 1998 and 1997 are set forth below by each industry segment:

                                        March 31,   December 31,
                                          1998          1997
                                       ---------     ---------
Total Assets:
 Agriculture                            $226,164      222,693
 Property                                224,114      222,745
 Other                                    21,291       18,807
                                        ---------    ---------
                                        $471,569      464,245
                                        =========    =========

                                      Three Months  Three Months
                                         Ended          Ended
                                       March 31,     March  31,
                                         1998           1997
                                      -----------    -----------
Capital Expenditures:
 Agriculture                            $  417           23
 Property                                  342           93
                                        ---------   ---------
                                        $  759          116
                                        =========   =========

Operating income (loss):
 Agriculture                            $(1,924)     (1,216)
 Property                                 1,739          33
 Other                                     (423)       (422)
                                        ---------   ---------
                                        $  (608)     (1,605)
                                        ==========  =========
Depreciation and amortization:
 Agriculture                            $ 1,131         971
 Property                                   524         533
 Other                                        4          11
                                        ---------   ---------
                                        $ 1,659       1,515
                                        =========   =========

                    AMFAC/JMB HAWAII, L.L.C.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

(6)  TRANSACTIONS WITH AFFILIATES

       With respect to any calendar year, JMB Realty Corporation ("JMB"), an affiliate of the Company, or its affiliates may receive a Qualified Allowance in an amount equal to: (i) approximately $6,200 during each of the calendar years 1989 through 1993, and (ii) thereafter, 1-1/2% per annum of the Fair Market Value (as defined) of the gross assets of the Company and its subsidiaries (other than cash and cash equivalents and Excluded Assets (as defined)) for providing certain advisory services for the Company. The aforementioned advisory services, which are provided pursuant to a 30-year Services Agreement entered into between the Company, certain of its subsidiaries and JMB in November 1988, include making recommendations in the following areas: (i) the construction and development of real property; (ii) land use and zoning changes; (iii) the timing and pricing of properties to be sold; (iv) the timing, type and amount of financing to be incurred; (v) the agricultural business; and, (vi) the uses (agricultural, residential, recreational or commercial) for the land. However, the Qualified Allowance shall be earned and paid for each year prior to maturity of the COLAS only if the Company generates sufficient Net Cash Flow to pay Base Interest to the holders of the COLAS for such year of an amount equal to 8% of the average outstanding principal balance of the COLAS for such year; any portion of the
Qualified Allowance not paid for any year shall cumulate without interest and JMB or its affiliates shall be paid such amount with respect to any succeeding year, after the payment of all Contingent Base Interest for such year, to the extent of 100% of remaining Net Cash Flow until an amount equal to 20% of the Base Interest with respect to such year has been paid, and thereafter, to the extent of the product of (a) remaining Net Cash Flow, multiplied by (b) a fraction, the numerator of which is the
cumulative   deficiency  as  of  the  end  of  such  year   in   the   Qualified
Allowance    and   the   denominator   of   which   is   the    sum    of    the
cumulative deficiencies as of the end of such year in the Qualified Allowance and Base Interest. A Qualified Allowance for 1989 of approximately $6,200 was paid on February 28, 1990. Approximately $64,489 of Qualified Allowance related to the
period   from   January   1,   1991  through   December   31,   1997   has   not
been earned and paid, and is payable only from future Net Cash Flow. Accordingly, because the Company does not believe it is probable at this time that a sufficient level of Net Cash Flow
will   be   generated   in   the   future  to  pay  Qualified   Allowance,   the
Company has not accrued for any Qualified Allowance in the accompanying consolidated financial statements. JMB has informed the Company that no incremental costs or expenses have been incurred relating to the provision of these advisory services. The Company believes that using an incremental cost methodology is reasonable. The following table is a summary of the Qualified Allowance for the year ended December 31, 1997:

                                          1997
                                         ------
Qualified Allowance calculated          $10,082
Qualified Allowance paid                     --
Cumulative deficiency of Qualified
 Allowance at end of year               $64,489



                    AMFAC/JMB HAWAII, L.L.C.

     Notes to Consolidated Financial Statements - Continued

                     (Dollars in Thousands)

The   Qualified   Allowance   for   1998,   which   will   not   be   calculated
until   the  year  is  completed,  is  not  expected  to  be  paid.   Net   Cash
Flow was $0 for 1997 and is expected to be $0 for 1998.

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

        The Company, its subsidiaries, and their joint ventures reimburse Northbrook, JMB and their affiliates for direct expenses incurred on their behalf, including salaries and salary-
related expenses incurred in connection with the management of the Company's or its subsidiaries' and the joint ventures' operations. The total of such costs was approximately $165 for
the   three   months   ended   March  31,  1998  and  approximately   $163   for
the three months ended March 31, 1997; approximately $165 of such costs were unpaid as of March 31, 1998. In addition, as of March
31,    1998,    the    current   portion   of   amounts   due   to    affiliates
includes   $9,106  of  income  tax  payable  related  to  the   Class   A   COLA
Redemption Offer (see note 3). Also, the Company pays a non-accountable reimbursement of approximately $30 per month to JMB or its affiliates in respect of general overhead expense, all of which was paid as of March 31, 1998.

         JMB Insurance Agency, Inc. earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those available to the Company in similar dealings with unaffiliated third parties. The total of such commissions for the three months ended March 31, 1997 was approximately $250 and approximately $255 for the three months ended March 31, 1998, all of which was paid as of March 31, 1998.

     Northbrook and its affiliates allocate certain charges for services to the Company based upon the estimated level of services. Such charges totaled $140 and $254 for the three months ended March 31, 1998 and March 31, 1997, respectively. The affiliated charges for the first quarter of 1998 were offset by $115 of charges for services provided by the Company for
Northbrook. As of March 31, 1998, on a net basis, the amount due Northbrook totaled approximately $135 related to these services. These services and costs are intended to reflect the Company's separate costs of doing business and are principally related to the inclusion of the Company's employees in the Northbrook pension plan, payment of severance and termination benefits and reimbursement for insurance claims paid on behalf of the Company. All amounts described above, deferred or currently payable, do not bear interest and are expected to be paid in future periods.


                    AMFAC/JMB HAWAII, L.L.C.

     Notes to Consolidated Financial Statements - Continued

                         (Dollars in Thousands)

     In February 1997 the affiliate loans (see Note 2), along with certain other amounts due Northbrook, were converted into a new $104,759 ten-year note payable. The new note is payable interest only and accrues interest at the prime rate plus 2%. The
Company borrowed an additional $16,628 during 1997 and $14,914 during the three months ended March 31, 1998 to fund COLA
Mandatory   Base   Interest   payments  and   other   operational   needs   from
a subsidiary of Northbrook under a separate note which is payable interest only and accrues at the prime rate plus 2%. In connection with such affiliated loans, the Company incurred interest expense of approximately $2,469 for the three months ended March 31, 1997 and approximately $3,362 for the three months ended March 31, 1998. The total amount due Northbrook and its subsidiary as of March 31, 1998 was $143,566, which includes accrued interest of $1,702. Pursuant to the Indenture relating to the COLAS, the amounts borrowed from Northbrook are considered "Senior Indebtedness" to the COLAS.

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

        The Company's Property segment had contractual commitments (related to project costs) of approximately $3,300 as of March 31, 1998. Additional development expenditures are dependent upon the Company's ability to obtain financing for such costs and on the timing and extent of property development and sales.

       As of March 31, 1998, certain portions of the Company's land not currently under development or used in sugar operations are mortgaged as security for approximately $7,300 of performance bonds related to property development.

                    AMFAC/JMB HAWAII, L.L.C.

     Notes to Consolidated Financial Statements - Concluded

                     (Dollars in Thousands)

(9)  INCOME TAXES

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 are as follows:


    Deferred tax (assets):
      Postretirement benefits                                  $(21,206)
      Interest accruals                                          (3,021)
      Other accruals                                             (3,274)
                                                                ---------
         Total gross deferred tax assets                        (27,501)
                                                                ---------
    Deferred tax liabilities:
     Accounts receivable, related to profit on sales of sugar     3,960
      Inventories, principally due to sugar production
       costs, capitalized costs, capitalized interest and
        purchase accounting adjustments                          (1,422)
      Plant and equipment, principally due to depreciation
        and purchase accounting adjustments                       8,759
      Land and land improvements, principally due
       to purchase accounting adjustments                        84,004
      Deferred gains, due to installment sales for income
        tax purposes                                              7,456
      Investments in unconsolidated entities, principally
        due to purchase accounting adjustments                   13,220
                                                                --------
         Total deferred tax liabilities                         115,977
                                                                --------
         Net deferred tax liability                             $88,476
                                                               =========


(10) ADJUSTMENTS

     In the opinion of the Company, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1998 and for the three months ended March 31, 1998 and 1996.

                    AMFAC/JMB FINANCE, INC.

                         Balance Sheets

              March 31, 1998 and December 31, 1997

      (Dollars in thousands, except per share information)

                          (Unaudited)

                          A s s e t s

                                         March 31,     December 31,
                                           1998            1997
                                        -----------    -----------
Cash                                    $       1               1
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

(3)  REPURCHASE OBLIGATION

      On March 14, 1989, AJF and a subsidiary of Northbrook (Amfac/JMB Hawaii, L.L.C.) entered into an agreement (the "Repurchase Agreement") concerning AJF's obligation (on June 1, 1995 and 1999) to repurchase, upon request of the holders thereof, the Certificate of Land Appreciation Notes due 2008 ("COLAS"), to be issued by Amfac/JMB Hawaii, L.L.C. in conjunction with the acquisition of Amfac/JMB Hawaii, L.L.C. A total aggregate principal amount of $384,737 of COLAS were issued during the offering, which terminated on August 31,
1989. The COLAS were issued in two units consisting of one Class A and one Class B COLA. As specified in the Repurchase Agreement, the repurchase of the Class A COLAS may have been requested of AJF by the holders of such COLAS on June 1, 1995 at a price equal to the original principal amount of such
COLAS ($.500) minus all payments of principal and interest allocated to such COLAS. The cumulative interest paid per Class A COLA through June 1, 1995 was $.135. The repurchase of the Class B COLAS may be requested of AJF by the holders of such COLAS on June 1, 1999 at a price equal to 125% of the original principal amount of such COLAS ($.500) minus all payments of principal and interest allocated to such COLAS. Northbrook Corporation, the ultimate parent of the Company, is currently implementing plans intended to generate sufficient funds to meet the maximum potential repurchase obligation. Although there can be no assurances that any or all of these plans will be successfully completed, the Company is optimistic that the funds necessary to meet the repurchase obligations will be raised if these plans are completed. Failure to meet the repurchase obligation could lead to a claim against Finance and, in turn, Northbrook. To date, the cumulative interest paid per Class A and Class B COLA is approximately $.195 and $.195, respectively.


PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     A significant portion of the Company's cash needs result from the nature of the real estate development business, which requires a substantial investment in preparing development plans, seeking land urbanization and other governmental approvals and completing infrastructure improvements prior to sale. Additionally, the Company's sugar operations incur a large cash deficit during the first half of the year ranging from $10 to $20 million. This seasonal cash need is due to the sugar plantation's operating costs being incurred fairly ratably during the year, while most of the revenues are received between May and December concurrent with raw sugar deliveries to C&H. In addition to seasonal cash needs, in many years cash flow from sugar operations has been negative requiring a net cash investment to fund the operating deficits and any capital costs. Other significant cash needs include overhead expenses, debt service and the obligation to repurchase Class B COLAS on June 1, 1999.

     The Company believes that additional borrowings from Northbrook Corporation ("Northbrook") will be necessary to meet its short-term and long-term liquidity needs. Northbrook has made such borrowings available to the Company in the past and intends to make such borrowings available, at least in the short-term. However, there is no assurance that Northbrook will have sufficient funds, or that Northbrook will continue to make such funds available to the Company.

     In   recent  years,  the  Company  has  funded  its  cash
requirements primarily through the use of long-term financings, borrowings from Northbrook and revenues generated from the development and sale of its properties. Significant short-term cash requirements relate to the funding of agricultural deficits, interest expenses, costs to process the SMA permit for North Beach, development costs on Oahu and Maui and overhead expenses. At March 31, 1998 the Company had cash and cash equivalents of approximately $11.3 million. The Company intends to use its cash reserves, land sales proceeds and proceeds from new financings or joint venture arrangements to meet its short-term liquidity requirements. However, there can be no assurance that new financings can be obtained or property sales consummated. The Company's land holdings on Maui and Kauai are its primary sources of future land sale revenues. However, due to current market conditions, the difficulty in obtaining land use approvals and the high development costs of required infrastructure, the Company does not believe that it will be able to generate significant amounts of cash in the short-term from the development of these lands. As a result, the Company is marketing for sale certain unentitled, agricultural and conservation parcels.

      The Company has placed a relatively large portion of its land holdings (approximately 25%) on the market to generate cash to finance the Company's operations, to meet debt service requirements and to raise cash should the holders exercise their right to sell back to the Company their Class B COLAS on June 1, 1999. The Company has approximately 740 acres of land listed for sale on Maui, approximately 8,700 acres on Kauai and 700 acres on the Big Island of Hawaii. These lands consist primarily of unentitled, agricultural and conservation parcels. Significant interest has been expressed in many of these parcels and several are under contract for sale for aggregate sales prices exceeding $15 million. However, these contracts often have due diligence investigation periods which allow the purchasers to terminate the agreements. It is difficult to predict how successful the Company will be in selling these lands at acceptable prices. Although the lands currently for sale represent a large portion of the Company's overall land portfolio, these properties were not planned for development during the next 15 to 20 years. Therefore, their possible sale is not expected to result in a material impact on the Company's real estate development operations for at least the next ten years.

      During the first three months of 1998, the Company generated approximately $1.7 million of land sales. During all of 1997, the Company generated approximately $21.2 million of land sales, of which $4.8 million came from land related to Kaanapali Golf Estates on Maui, $5.2 million from the four remaining oceanfront residential lots at Kai Ala Place and $7.4 million was from the sale of unentitled, agricultural and conservation land parcels on Kauai and the Big Island of Hawaii.

      The Company continues to implement certain cost savings measures and to defer certain development costs and capital expenditures for longer-term projects. The Company's Property segment expended approximately $10.1 million in project costs during 1997 and anticipates expending approximately $13.8 million in project costs during 1998. As of March 31, 1998, contractual commitments related to project costs totaled approximately $3.3 million.

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

     The sugar industry in Hawaii has experienced significant difficulties for a number of years. Growers in Hawaii have long struggled with high costs of production, which have led to the closure of many plantations, including Oahu Sugar Company. Transportation costs of raw sugar to the C&H refinery
are  also  significant.   During 1996 and  1997,  the  Company
conducted  a  series  of  meetings and  discussions  aimed  at developing a plan to return its sugar operations on Kauai to profitability. Participants in this process included rank-and-
file   workers,  supervisors,  union  officials  and   Company
management.   The  plan  developed by  this  group  was  named
"Imua,"  which is the Hawaiian word meaning "to move forward."
Imua   included  significant  changes  in  how  the  Company's
plantations would be operated and how employees would be compensated. Imua was the subject of formal negotiations with the union in late 1997 and early 1998. These negotiations were recently completed and the union leadership supported the Imua plan. However, in February 1998, Imua failed by a large margin in a ratification vote by the union membership at the Kauai plantations.

     The contract covering employees at the Kauai and Maui plantations expired on January 31, 1998 and was extended on a day-to-day basis. The extension agreements which cover 88% of the Kauai plantation workers and 70% of the Maui plantation employees, has a provision which allowed either party to cancel the extension upon three days' notice.

     In early April 1998, the Company sent the union a new proposal, which was different from Imua but still contained substantial wage and other concessions which were critical to the survival of the Company's sugar plantations. After lengthy negotiations with the union in March and April 1998, the union membership at the Kauai plantation ratified a two year contract which included a 10% reduction in wages as well as other concessions.

     In early May 1998, the Company provided the union a contract proposal for Pioneer Mill on Maui. Negotiations with the union are scheduled to begin in mid-May with the hope to have a new labor agreement before the start of the harvest season in late May. The absence of a new labor agreement with significant modifications from the existing agreement would cause the Company to consider the possible shutdown of its sugar operations at Pioneer Mill. There can be no assurance that necessary modifications to existing labor agreement will be obtained.

      Company management cannot accurately predict the actual cost of a potential shutdown as there are a significant number of factors that would impact the actual cost including the exact timing of the shutdown, potential environmental issues, the market and pricing for the sale of the plantation's field and mill equipment and employee termination costs which are subject to negotiation with the union. Other significant unknowns relate to the costs associated with terminating the power sale agreements with the local utility companies.

      Changes in the price of raw sugar impact the level of agricultural deficits, and as a result the annual cash needs of the Company. Although government legislation is currently in place (through 2002) that sets a target price range for raw sugar, it is possible that such legislation could be amended or repealed resulting in a reduction in the price of raw sugar. Such a reduction could also cause the Company to evaluate the shutdown of its sugar plantations.

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

      During the first three months of 1998, cash increased by $2.2 million from December 31, 1997. Net cash used in operating activities of $11.3 million and in investing activities of $.9 million was primarily provided by $14.9 million of long-term financing proceeds from Northbrook partially offset by principal loan repayments on long-term debt of approximately $.5 million.

     During the first three months of 1998, net cash flow used in operating activities was $11.3 million, as compared to net cash used in operating activities of $9.1 million during the first three months of 1997. The $2.2 million increase in cash flow used in operating activities was due primarily to a $3.0 million increase in working capital resulting from a $3.3 million increase in inventories (resulting in less cash flow), of which $2.4 million related to sales of land classified as inventory and $.9 million related to agricultural inventory.

     During the first three months of 1998, net cash flow used in investing activities was $.9 million as compared to $4.2 million during the first three months of 1997. The $3.3 million decrease in net cash used in investing activities was principally due to an increase of $2.2 million in other assets during the first three months of 1997 primarily due to a note receivable recorded in connection with a land sale.

      During the first three months of 1998, net cash flow provided by financing activities increased to $14.5 million from $12.5 million during the first three months of 1997. The $2.0 million increase is due primarily to (i) an increase in net advances by affiliates totaling $14.9 million during the first three months of 1998 as compared to $7.7 million during the first three months of 1997 (see Note 4) offset in part by
(ii) $5.0 million of additional long-term financing primarily related to the loan secured by the golf course owned by WGCI in the first three months of 1997. These amounts were also partially offset by $.5 million and $.2 million of principal loan repayment on long-term debt in the first three months of 1998 and 1997, respectively.

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

     The COLAS were issued in units consisting of one Class A COLA and one Class B COLA. The repurchase of the Class B COLAS on June 1, 1999 may be required of AJF by the holders of such COLAS at a price equal to 125% of the original principal amount of such COLAS ($500) minus all payments of principal and interest allocated to such COLAS. As of December 31, 1997, the Company had approximately 156,000 Class A COLAS units and approximately 286,000 Class B COLAS units outstanding, with a principal balance of approximately $78 million and $143 million, respectively. The Company estimates that assuming only 4% per annum interest payments ("Mandatory Base Interest") is paid that the redemption price for the Class B COLAS at June 1, 1999 would be approximately $410 per unit. Therefore, the maximum potential repurchase obligation would be $117.3 million. At March 31, 1998, the cumulative interest paid per Class A COLA unit and Class B COLA unit was approximately $195 and $195, respectively.

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

      As a result of the Tender Offer, the Company recognized $7.9 million of taxable gain in accordance with income tax regulations for certain transactions with affiliates. Such gain is treated as cancellation of indebtedness income for income tax purposes only, and accordingly, the income taxes related to the Tender Offer (approximately $3.1 million) will be indemnified by Northbrook through the tax agreement (note
1).

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

      The Company uses the effective interest method and as such interest on the COLAS is accrued at the Mandatory Base Interest rate (4% per annum). The Company has not generated a sufficient level of Net Cash Flow to pay Contingent Base Interest (interest in excess of 4%) on the COLAS (see Note 3) from 1990 through 1997. Contingent Base Interest through 2008 is payable only to the extent of Net Cash Flow. Net Cash Flow for any period is generally an amount equal to 90% of the Company's net cash revenues, proceeds and receipts after payment of cash expenditures, excluding federal and state income taxes and after the establishment by the Company of reserves. At December 31, 2008, Contingent Base Interest may also be payable to the extent of Maturity Market Value. Maturity Market Value generally means 90% of the excess of the Fair Market Value of the Company's assets at maturity over its liabilities (including Qualified Allowance (described in the next paragraph), but only to the extent earned and payable from Net Cash Flow generated through maturity) at maturity. Approximately $103.1 million of the $110.7 million cumulative deficiency of Contingent Base Interest related to the period from August 31, 1989 (Final Issuance Date) through March 31, 1998 has not been accrued in the accompanying consolidated financial statements as the Company believes that it is not probable at this time that a sufficient level of Net Cash Flow will be generated in the future or that there will be sufficient Maturity Market Value as of December 31, 2008 (the COLA maturity date) to pay any such unaccrued Contingent Base Interest. The following table is a summary of Mandatory Base Interest and Contingent Base Interest for the three months ended and the year ended December 31, 1997 (dollars are in millions):

                                           1998           1997
                                           -----          -----
Mandatory Base Interest paid           $    4.4            8.8
Contingent Base Interest paid                --             --
Cumulative deficiency of Contingent
  Base Interest at end of year         $  110.7          107.4

Net Cash Flow was $0 for 1997 is expected to be $0 for 1998.

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

A Qualified Allowance for 1989 of approximately $6.2 million was paid on February 28, 1990. Approximately $64.5 million of Qualified Allowance related to the period from January 1, 1990 through December 31, 1997 has not been earned and paid, and is payable only to the extent that future Net Cash Flow is sufficient. Accordingly, because the Company does not believe it is probable at this time that a sufficient level of Net Cash Flow will be generated in the future to pay the Qualified Allowance, the Company has not accrued for any Qualified Allowance payments in the accompanying consolidated financial statements. JMB has informed the Company that no incremental costs or expenses have been incurred relating to the provision of these advisory services. The Company believes that using an incremental cost methodology is reasonable. The following table is a summary of the Qualified Allowance for the year ended December 31, 1997 (dollars are in millions):

                                                          1997
                                                         -----
Qualified Allowance calculated                          $ 10.1
Qualified Allowance paid                                    --
Cumulative deficiency of Qualified
 Allowance at end of year                               $ 64.5

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

      Current and deferred taxes have been allocated to the Company as if the Company were a separate taxpayer in accordance with the provisions of SFAS No. 109 - Accounting for Income Taxes. However, to the extent the tax indemnification agreement does not require the Company to actually pay income taxes, current taxes payable or receivable (excluding income taxes which are directly attributable to cancellation of indebtedness income caused by the repurchase or redemption of securities as provided for in or contemplated by the Repurchase Agreement) have been reflected as deemed contributions to additional paid-in capital or distributions from retained earnings (deficit) in the accompanying consolidated financial statements. As such, the deferred income tax liabilities reflected on the Company's consolidated balance sheet are not expected to result in cash payments by the Company.

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

     Selling, general and administrative costs deceased for the three months ended March 31, 1998 as compared to the three months ended March 31, 1997 due primarily to payroll savings associated with the Company's restructuring in early 1997.

      Interest  expense increased for the three  months  ended
March 31, 1998 as compared to the three months ended March 31, 1997 due to additional affiliated financing.

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

      During the first three months of 1998, agriculture revenues were $.9 million as compared to $.7 million in the first three months of 1997. During the first three months of 1998 and 1997, the Company did not harvest or sell any of its sugar cane and accordingly such revenues related primarily to proceeds from molasses sales and land rents.

     During the first three months of 1998, cost of sales were $1.6 million as compared to $.8 million in the first three months of 1997. The $.8 million increase was due primarily to an increase in cost of sales primarily from the timing of certain costs attributable to the Company's coffee operations.

      The operating loss of $1.9 million in the first three months of 1998 as compared to $1.2 million in the first three months of 1997 was due primarily to the increase in cost of sales related to coffee operations (as discussed above).

PROPERTY SEGMENT:

      The Company's Property segment is responsible for land planning and development activities; obtaining land use, zoning and other governmental approvals; selling or financing developed and undeveloped land parcels; and the management and operation of the Company's golf course facilities.

      Revenues decreased slightly to $8.3 million during the first three months of 1998 from $8.8 million during the first three months of 1997. Property revenues include revenues from land sales of approximately $1.7 million and $2.9 million for the first three months of 1998 and 1997, respectively, and revenues from the operations of the three golf courses owned by the Company of approximately $4.4 million and $4.5 million for the first three months of 1998 and 1997. Land sales included revenues for the three months ended March 31, 1998 of approximately $.7 million of land sales related to Kaanapali Golf Estates and $1.0 million primarily from the sale of unentitled agricultural and conservation land parcels on Kauai and Hawaii.

      During the first three months of 1998, property cost of sales were $4.4 million as compared to $5.7 million in the first three months of 1997. The $1.3 million decrease was due primarily to a decrease in costs associated with land parcels sold (as discussed above).

      Property sales and cost of sales decreased for the first three months of 1998 as compared to the first three months of 1997 due to lower sales volume, however, operating income improved primarily due to slightly improved margins realized on property sold during 1998.

     (a)  Maui

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

      The Company has determined that the focus of its development efforts should be on its Kaanapali/Honokowai land holdings (approximately 3,200 acres) on Maui. Although additional governmental approvals are required for most of these lands, approximately 900 acres of the Company's Kaanapali/Honokowai land holdings already have some form of entitlements. Due to the strong market appeal of the Kaanapali Beach Resort, the Company believes its development efforts are best concentrated in this area where it has certain development approvals already secured.

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

       Kaanapali Golf Estates. The Company is marketing Kaanapali Golf Estates, a residential community that is part of the Kaanapali Beach Resort on West Maui. During 1997, the Company generated approximately $4.8 million in land sales from Kaanapali Golf Estates. Kaanapali Golf Estates is approved for 340 homesites, of which approximately 90 lots have been sold by the Company. The residential property is divided into numerous parcels. In May 1997, the Company obtained final subdivision approval for a 32 lot subdivision of one such parcel (referred to as "Parcel 17B"). Fifteen of these lots closed in August and September 1997 for sales prices of approximately $150,000 per lot. The Company commenced on-site construction of the subdivision improvements for Parcel 17B in August 1997. Construction of the improvements was completed in March 1998, at a cost of approximately $1.7 million. For the three months ended March 31, 1998, the Company generated .7 million from the sale of 4 lots of parcel 17B. In April 1998, three additional lots were sold for an aggregate of $.5 million. As of the date of this report, six lots remain available at an average price of $170,000. In addition, the six remaining lots in an adjacent parcel (referred to as "Parcel 14") closed in 1997 for sales prices totaling $2.0 million.

     Kai Ala Place. In 1995, the Company subdivided an oceanfront parcel commonly known as Kai Ala Place into six single family homesites of approximately one acre each. Two of the lots were sold in 1995 generating sales proceeds of approximately $4.1 million. The remaining four lots were sold in 1997 as a package to a local developer for a "package" price of $5.2 million.

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

      The Company filed for a Project SMA in March 1997 to develop a time-share resort on 14 acres of the North Beach property (the "Site"). A land option/purchase agreement was entered into by the Company with Tobishima in October 1996, giving the Company an option to purchase Tobishima's 50% interest in the Site for $7 million. The Company does not expect to consummate this purchase until all discretionary land use permits are received for development of the time-share resort. In accordance with the land option/purchase agreement, the Company has made nonrefundable deposits of $0.4 million, which may be applied to the purchase price, to keep the option available through March 31, 1998. However, the Company has decided not to make any additional nonrefundable deposits at this time. The Company is currently re-negotiating the purchase site option/purchase agreement with Tobishima.

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

      In connection with certain of the Company's land use approvals on Maui, the Company has agreed to provide employee and affordable housing and to participate in the funding of the design and construction of the planned Lahaina/Kaanapali bypass highway. The Company has entered into an agreement with the State of Hawaii Department of Transportation covering the Company's participation in the design and construction of the bypass highway. In conjunction with state urbanization of the Company's Kaanapali Golf Estates project, the Company committed to spend up to $3.5 million, (of which approximately $.8 million has been spent as of March 31, 1998) toward the design of the highway. Due to lengthy delays by the State in the planned start date for the bypass highway, the Company recently funded approximately $.9 million for the engineering and design of the widening (from 2 to 4 lanes) of the existing highway through the Kaanapali Beach Resort. The Company believes this $.9 million can be credited against the $3.5 million commitment discussed above. The Company's remaining commitment of another $6.7 million for the construction of the bypass highway is subject to the Company obtaining future entitlements on Maui and the actual construction of the bypass highway. The development and construction of the bypass highway is expected to be a long-term project that will not be completed until the year 2004 or later.

     (b)  Oahu

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

     Marketing of the first twenty-three lots within the light industrial subdivision commenced in August 1997. Although the Company received significant interest from potential buyers, the Company has not received any acceptable firm offers on these lots. The infrastructure for these first twenty-three lots is expected to cost approximately $5.9 million, of which $3.9 million has been spent through March 31, 1998. The Company does not anticipate completing additional infrastructure except in connection with a sufficient number of purchase and sale agreements. If the light industrial lots cannot be sold individually, the Company will pursue a bulk land sale for this development. The Company has begun the process of seeking the necessary government approvals for the re-development of the remainder of the mill-site parcels, including planned commercial, public and quasi-public uses.

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

Exhibit No.   Exhibit

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

(8)    Previously filed as an exhibit to the Company's Form 10-
Q report under the Securities Act of 1934 (File No. 33-24180) filed May 12, 1995 and hereby incorporated by reference.

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


                   AMFAC/JMB HAWAII, INC.




                   By:  Edward J. Kroll
                        Vice President
                   Date:May 12, 1998


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Edward J. Kroll
                        Principal Accounting Officer
                   Date:May 12, 1998

                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   AMFAC/JMB FINANCE, INC.




                   By:  Edward J. Kroll
                        Vice President
                   Date:May 12, 1998


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Edward J. Kroll
                        Principal Accounting Officer
                   Date:May 12, 1998


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   AMFAC LAND COMPANY, LIMITED




                   By:  Edward J. Kroll
                        Vice President
                   Date:May 12, 1998


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Edward J. Kroll
                        Principal Accounting Officer
                   Date:May 12, 1998


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   AMFAC PROPERTY DEVELOPMENT CORP.




                   By:  Edward J. Kroll
                        Vice President
                   Date:May 12, 1998


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Edward J. Kroll
                        Principal Accounting Officer
                   Date:May 12, 1998

                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   AMFAC PROPERTY INVESTMENT CORP.




                   By:  Edward J. Kroll
                        Vice President
                   Date:May 12, 1998


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Edward J. Kroll
                        Principal Accounting Officer
                   Date:May 12, 1998


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   H. HACKFIELD $ CO., LTD.




                   By:  Edward J. Kroll
                        Vice President
                   Date:May 12, 1998


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Edward J. Kroll
                        Principal Accounting Officer
                   Date:May 12, 1998


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   KAANAPALI ESTATES COFFEE, INC.




                   By:  Edward J. Kroll
                        Vice President
                   Date:May 12, 1998


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Edward J. Kroll
                        Principal Accounting Officer
                   Date:May 12, 1998


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   KAANAPALI WATER CORPORATION




                   By:  Edward J. Kroll
                        Vice President
                   Date:May 12, 1998


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Edward J. Kroll
                        Principal Accounting Officer
                   Date:May 12, 1998


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   KEKAHA SUGAR COMPANY, LIMITED




                   By:  Edward J. Kroll
                        Vice President
                   Date:May 12, 1998


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Edward J. Kroll
                        Principal Accounting Officer
                   Date:May 12, 1998



                          SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   THE LIHUE PLANTATION COMPANY, LIMITED




                   By:  Edward J. Kroll
                        Vice President
                   Date:May 12, 1998


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Edward J. Kroll
                        Principal Accounting Officer
                   Date:May 12, 1998


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   OAHU SUGAR COMPANY, LIMITED




                   By:  Edward J. Kroll
                        Vice President
                   Date:May 12, 1998


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Edward J. Kroll
                        Principal Accounting Officer
                   Date:May 12, 1998


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   PIONEER MILL COMPANY, LIMITED




                   By:  Edward J. Kroll
                        Vice President
                   Date:May 12, 1998


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Edward J. Kroll
                        Principal Accounting Officer
                   Date:May 12, 1998


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   PUNA SUGAR COMPANY, LIMITED




                   By:  Edward J. Kroll
                        Vice President
                   Date:May 12, 1998


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Edward J. Kroll
                        Principal Accounting Officer
                   Date:May 12, 1998


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   WAIAHOLE IRRIGATION COMPANY, LIMITED




                   By:  Edward J. Kroll
                        Vice President
                   Date:May 12, 1998


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                        Edward J. Kroll
                        Principal Accounting Officer
                   Date:May 12, 1998


                           SIGNATURES



      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   WAIKELE GOLF CLUB, INC.




                   By:  Edward J. Kroll
                        Vice President
                   Date:May 12, 1998


      Pursuant to the requirements of the Securities  Exchange
Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.




                   Edward J. Kroll
                   Principal Accounting Officer
                   Date:May 12, 1998