Form 10-Q
period 1998-06-30
AMFAC JMB HAWAII INC
filed 1998-08-14
CIK 839437

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Act of 1934


For the quarter ended June 30, 1998        Commission File Number 33-24180



                         AMFAC/JMB HAWAII, L.L.C.
           ----------------------------------------------------
          (Exact name of registrant as specified in its charter)


        Hawaii                                     36-3109397
(State of organization)                 (IRS Employer Identification No.)


For the quarter ended June 30, 1998      Commission File Number 33-24180-01




                          AMFAC/JMB FINANCE, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


        Illinois                                   36-3611183
(State of organization)                 (IRS Employer Identification No.)


  900 N. Michigan Ave., Chicago, IL                              60611
(Address of principal executive office)                        (Zip Code)


Registrant's telephone number, including area code  312-440-4800


See Table of Additional Registrants Below.



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [ X ]  No [   ]

As of August 12, 1998, all of Amfac/JMB Hawaii L.L.C.'s membership interest is solely owned by Northbrook Corporation, an Illinois corporation, and not traded on a public market.

As of August 12, 1998, Amfac/JMB Finance, Inc. had 1,000 shares of Common Stock outstanding. All such Common Stock is owned by its respective parent and not traded on a public market.

                        ADDITIONAL REGISTRANTS (1)

                                                Address, including,
                                                zip code, and
Exact name of  State or other                   telephone number,
registrant as  jurisdiction of  IRS Employer    including area code of
specified in   incorporation    Identification  registrant's principal
its Charter    or organization  Number          executive offices
-------------  ---------------  --------------  --------------------------

Amfac Land        Hawaii        99-0185633      900 North Michigan Avenue
Company,                                        Chicago, Illinois 60611
Limited.                                        312/440-4800

Amfac Property    Hawaii        99-0150751      900 North Michigan Avenue
Development                                     Chicago, Illinois 60611
Corp.                                           312/440-4800

Amfac             Hawaii        99-0202331      900 North Michigan Avenue
Property                                        Chicago, Illinois 60611
Investment                                      312/440-4800
Corp.

H. Hackfeld       Hawaii        99-0037425      900 North Michigan Avenue
& Co., Ltd.                                     Chicago, Illinois 60611
                                                312/440-4800

Kaanapali         Hawaii        99-0176334      900 North Michigan Avenue
Estate                                          Chicago, Illinois 60611
Coffee, Inc.                                    312/440-4800


Kaanapali         Hawaii        99-0185634      900 North Michigan Avenue
Water                                           Chicago, Illinois 60611
Corporation                                     312/440-4800

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

                             TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . . . . . .     4

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . .    24


PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . .    37

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . .    37

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                             AMFAC/JMB HAWAII, L.L.C.

                                            Consolidated Balance Sheets

                                        June 30, 1998 and December 31, 1997
                                              (Dollars in Thousands)
                                                    (Unaudited)

                                                                                     JUNE 30,    DECEMBER 31,
                                                                                      1998          1997
                                                                                   ----------    -----------
A S S E T S
-----------

Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . .           $ 13,407           9,115
  Receivables-net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             19,711           6,743
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             63,744          61,469
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .              2,021           2,648
                                                                                     --------        --------
        Total current assets . . . . . . . . . . . . . . . . . . . . . . .             98,883          79,975
                                                                                     --------        --------

Investments. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             47,417          46,496
                                                                                     --------        --------
Property, plant and equipment:
  Land and land improvements . . . . . . . . . . . . . . . . . . . . . . .            252,066         262,233
  Machinery and equipment. . . . . . . . . . . . . . . . . . . . . . . . .             64,111          63,497
  Construction in progress . . . . . . . . . . . . . . . . . . . . . . . .              1,135           1,035
                                                                                     --------        --------
                                                                                      317,312         326,765
  Less accumulated depreciation and amortization . . . . . . . . . . . . .             41,592          38,726
                                                                                     --------        --------
                                                                                      275,720         288,039
                                                                                     --------        --------
Deferred expenses, net . . . . . . . . . . . . . . . . . . . . . . . . . .             11,251          11,872
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             36,324          37,863
                                                                                     --------        --------
                                                                                     $469,595         464,245
                                                                                     ========        ========




                                             AMFAC/JMB HAWAII, L.L.C.

                                      Consolidated Balance Sheets - Continued

                                        June 30, 1998 and December 31, 1997
                                              (Dollars in Thousands)
                                                    (Unaudited)

                                                                                     JUNE 30,    DECEMBER 31,
                                                                                      1998          1997
                                                                                   ----------    -----------
L I A B I L I T I E S
---------------------

Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $  6,177           6,289
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .             10,280           9,213
  Current portion of long-term debt. . . . . . . . . . . . . . . . . . . .             11,246          11,243
  Current portion of deferred income taxes . . . . . . . . . . . . . . . .              9,467           4,325
  Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . . . .             11,476          10,719
                                                                                     --------        --------
        Total current liabilities. . . . . . . . . . . . . . . . . . . . .             48,646          41,789
                                                                                     --------        --------
Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . .            152,925         125,290
Accumulated postretirement benefit obligation. . . . . . . . . . . . . . .             52,615          54,375
Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             93,535          94,312
Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . .             34,367          34,525
Deferred income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . .             75,021          84,151
Certificate of Land Appreciation Notes . . . . . . . . . . . . . . . . . .            220,692         220,692
                                                                                     --------        --------
        Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . .            677,801         655,134
                                                                                     --------        --------
Commitments and contingencies (notes 2, 3, 4, 6, 7 and 8)


S T O C K H O L D E R 'S   E Q U I T Y   (D E F I C I T )
---------------------------------------------------------

Common stock, no par value; authorized, issued and
  outstanding 1,000 shares . . . . . . . . . . . . . . . . . . . . . . . .                  1               1
Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . .             14,384          14,384
Retained earnings (deficit). . . . . . . . . . . . . . . . . . . . . . . .           (222,591)       (205,274)
                                                                                     --------        --------
        Total stockholder's equity (deficit) . . . . . . . . . . . . . . .           (208,206)       (190,889)
                                                                                     --------        --------
                                                                                     $469,595         464,245
                                                                                     ========        ========

               The accompanying notes are an integral part of the consolidated financial statements.

                                             AMFAC/JMB HAWAII, L.L.C.

                                       Consolidated Statements of Operations

                                 Three and Six Months Ended June 30, 1998 and 1997
                                              (Dollars in Thousands)
                                                    (Unaudited)
                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               JUNE 30                        JUNE 30
                                                      --------------------------    --------------------------
                                                          1998           1997           1998           1997
                                                      -----------     ----------    -----------     ----------
Revenue:
  Agriculture. . . . . . . . . . . . . . . . . . .       $  2,510          7,591          3,427          8,266
  Property . . . . . . . . . . . . . . . . . . . .         24,588         10,774         32,897         19,582
                                                         --------       --------       --------       --------
                                                           27,098         18,365         36,324         27,848
                                                         --------       --------       --------       --------
Cost of sales:
  Agriculture. . . . . . . . . . . . . . . . . . .          1,782          6,649          3,341          7,418
  Property . . . . . . . . . . . . . . . . . . . .         24,741         10,475         29,093         16,213
                                                         --------       --------       --------       --------
                                                           26,523         17,124         32,434         23,631
Operating expenses:
  Selling, general and administrative. . . . . . .          3,009          3,512          5,273          6,578
  Depreciation and amortization. . . . . . . . . .          1,607          1,534          3,266          3,049
                                                         --------       --------       --------       --------
Total costs and expenses . . . . . . . . . . . . .         31,139         22,170         40,973         33,258

Operating loss . . . . . . . . . . . . . . . . . .         (4,041)        (3,805)        (4,649)        (5,410)
                                                         --------       --------       --------       --------
Non-operating income (expenses):
  Amortization of deferred costs . . . . . . . . .           (320)          (302)          (628)          (721)
  Interest expense . . . . . . . . . . . . . . . .         (8,332)        (7,331)       (16,214)       (14,007)
  Interest income. . . . . . . . . . . . . . . . .             95             39            186             80
                                                         --------       --------       --------       --------
                                                           (8,557)        (7,594)       (16,656)       (14,648)
                                                         --------       --------       --------       --------
    Loss before taxes. . . . . . . . . . . . . . .        (12,598)       (11,399)       (21,305)       (20,058)
                                                         --------       --------       --------       --------
  Income tax benefit . . . . . . . . . . . . . . .          5,705          4,377          9,048          7,691
                                                         --------       --------       --------       --------
    Net loss . . . . . . . . . . . . . . . . . . .       $ (6,893)        (7,022)       (12,257)       (12,367)
                                                         ========       ========       ========       ========

               The accompanying notes are an integral part of the consolidated financial statements.

                                             AMFAC/JMB HAWAII, L.L.C.

                                       Consolidated Statements of Cash Flows

                                      Six Months Ended June 30, 1998 and 1997
                                              (Dollars in Thousands)
                                                    (Unaudited)

                                                                                        1998             1997
                                                                                     ---------        ---------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $(12,257)         (12,367)
  Items not requiring (providing) cash:
    Depreciation and amortization. . . . . . . . . . . . . . . . . . . . . . . .         3,266            3,049
    Amortization of deferred costs . . . . . . . . . . . . . . . . . . . . . . .           628              721
    Equity in earnings of investments. . . . . . . . . . . . . . . . . . . . . .            29               10
    Income tax benefit . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (9,048)          (7,691)
    Deferred interest. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           508              545
    Interest on advances from affiliates . . . . . . . . . . . . . . . . . . . .         7,221            5,443

Changes in:
  Receivables - net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (12,968)          (7,750)
  Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         8,075            9,450
  Prepaid expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           627              878
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (112)           1,412
  Accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,067           (1,594)
  Amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . . . .           757            1,162
  Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .        (1,875)          (3,359)
                                                                                      --------         --------
        Net cash used in operating activities. . . . . . . . . . . . . . . . . .       (14,082)         (10,091)
                                                                                      --------         --------
Cash flows from investing activities:
  Property additions . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,321)          (2,405)
  Property sales, disposals and retirements - net. . . . . . . . . . . . . . . .            24            --
  Investments in joint ventures and partnerships . . . . . . . . . . . . . . . .          (950)            (259)
  Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         1,539           (3,620)
  Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .          (551)              82
                                                                                      --------         --------
        Net cash used in investing activities. . . . . . . . . . . . . . . . . .        (1,259)          (6,202)
                                                                                      --------         --------





                                             AMFAC/JMB HAWAII, L.L.C.

                                 Consolidated Statements of Cash Flows - Continued

                                      Six Months Ended June 30, 1998 and 1997
                                              (Dollars in Thousands)
                                                    (Unaudited)


                                                                                        1998             1997
                                                                                     ---------        ---------
Cash flows from financing activities:
  Deferred expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (7)            (244)
  Net (repayments) proceeds of long-term debt. . . . . . . . . . . . . . . . . .          (774)           4,680
  Net amounts due to affiliates. . . . . . . . . . . . . . . . . . . . . . . . .        20,414           12,214
                                                                                      --------         --------
        Net cash provided by financing activities. . . . . . . . . . . . . . . .        19,633           16,650
                                                                                      --------         --------
        Net decrease in cash and cash equivalents. . . . . . . . . . . . . . . .         4,292              357
        Cash and cash equivalents, beginning of year . . . . . . . . . . . . . .         9,115            8,736
                                                                                      --------         --------
        Cash and cash equivalents, end of period . . . . . . . . . . . . . . . .      $ 13,407            9,093
                                                                                      ========         ========

Supplemental disclosure of cash flow information:
  Cash paid for interest (net of amount capitalized) . . . . . . . . . . . . . .      $ 11,369            8,134
                                                                                      ========         ========
  Schedule of non-cash investing and financing activities:
    Transfer of property actively held for sale to real estate
      inventories and accrued costs relating to real estate sales. . . . . . . .      $ 10,350            3,701
                                                                                      ========         ========

















               The accompanying notes are an integral part of the consolidated financial statements.

                         AMFAC/JMB HAWAII, L.L.C.

                Notes to Consolidated Financial Statements

                          June 30, 1998 and 1997

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

(1)  BASIS OF ACCOUNTING

     Amfac/JMB Hawaii, L.L.C. (the "Company") is a Hawaii limited liability company. The Company is wholly-owned by Northbrook Corporation ("Northbrook"). The primary business activities of the Company are land development and sales, golf course management and agriculture. The Company owns approximately 36,000 acres of land located on the islands of Oahu, Maui, Kauai and Hawaii in the State of Hawaii. All of this land is held by the Company's wholly-owned subsidiaries. In addition to its owned lands, the Company leases approximately 55,000 acres of land used primarily in conjunction with its agricultural operations. The Company's operations are subject to significant government regulation.

     The Company is the successor to Amfac/JMB Hawaii, Inc. ("A/J Hawaii").

On March 3, 1998, A/J Hawaii was merged (the "Merger") with and into the Company pursuant to an Agreement and Plan of Merger dated February 27, 1998 by and between A/J Hawaii and the Company (which was then named Amfac/JMB Mergerco, L.L.C.). The Merger was consummated to change the Company's form of entity from a corporation to a limited liability company. The Company was a nominally capitalized limited liability company which was formed on December 24, 1997, solely for the purpose of effecting the Merger. The Company succeeded to all the assets and liabilities of A/J Hawaii in accordance with the Hawaii Business Corporation Act and the Hawaii Uniform Limited Liability Company Act. In addition, A/J Hawaii, the Company, The First National Bank of Chicago (the "Trustee") and various guarantors entered into a Second Supplemental Indenture dated as of March 1, 1998, pursuant to which the Company expressly assumed all obligations of A/J Hawaii under the Indenture dated as of March 14, 1989, as amended (the "Indenture") by and among A/J Hawaii, the Trustee and the guarantors named therein and the Certificates of Land Appreciation Notes due 2008 Class A (the "Class A COLAs") and the Certificates of Land Appreciation Notes Class B (the "Class B COLAs" and, collectively, with the Class A COLAs the "COLAs"). The Merger did not require the consent of the holders of the COLAs under the terms of the Indenture. The Company has succeeded to A/J Hawaii's reporting obligations under the Securities Exchange Act of 1934, as amended. Unless otherwise indicated, references to the Company prior to March 3, 1998 shall mean A/J Hawaii and A/J Hawaii's subsidiaries.

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

                         AMFAC/JMB HAWAII, L.L.C.

                          (Dollars in Thousands)


     The Company's policy is to consider all amounts held with original maturities of three months or less in U.S. Government obligations, certificates of deposit and money market funds (approximately $10,300 and $5,400 at June 30, 1998 and December 31, 1997, respectively) as cash equivalents, which approximates market. These amounts include $1,740 and $2,067 at June 30, 1998 and December 31, 1997, respectively, which were restricted primarily to fund debt service on long-term debt related to the acquisition of power generation equipment (see note 4).

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

     Interest is capitalized to qualifying assets (principally real estate under development) during the period that such assets are undergoing activities necessary to prepare them for their intended use. Such capitalized interest is charged to cost of sales as revenue from the real estate development is recognized. Interest costs of $354 and $729 have been capitalized for the six months ended June 30, 1998 and 1997, respectively.

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


(2)  AMOUNTS DUE TO AFFILIATES - FINANCING

     The approximately $15,097 of remaining acquisition-related financing owed to affiliates had a maturity date of June 1, 1998 and bore interest at a rate per annum based upon the prime interest rate (8.5% at June 30, 1998), plus 1%.

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

     In February 1997 the above noted affiliate loans, along with certain other amounts due Northbrook, were converted into a new $104,759 ten-year note payable. The new note is payable interest only and accrues interest at the prime rate plus 2%. The Company borrowed an additional $16,628 during 1997 and $20,414 during the six months ended June 30, 1998 to fund COLA Mandatory Base Interest payments and other operational needs from a subsidiary of Northbrook under a separate note which is payable interest only and accrues at the prime rate plus 2%. The total amount due Northbrook and its subsidiary as of June 30, 1998 was $152,925, which includes accrued interest of $1,977. Pursuant to the Indenture relating to the COLAs, the amounts borrowed from Northbrook are considered "Senior Indebtedness" to the COLAs.

                         AMFAC/JMB HAWAII, L.L.C.

                          (Dollars in Thousands)


(3)  CERTIFICATE OF LAND APPRECIATION NOTES

     The COLAs are unsecured debt obligations of the Company. Interest on the COLAs is payable semi-annually on February 28 and August 31 of each year. The COLAs mature on December 31, 2008, and bear interest after the Final Issuance Date (August 31, 1989) at a rate of 10% per annum ("Base Interest") of the outstanding principal balance of the COLAs on a cumulative, non-compounded basis, of which 6% per annum is contingent ("Contingent Base Interest") and payable only to the extent of Net Cash Flow (Net Cash Flow for any period is generally an amount equal to 90% of the Company's net cash revenues, proceeds and receipts after payment of cash expenditures, including the Qualified Allowance (as defined) other than federal and state income taxes and after the establishment by the Company of reserves) or Maturity Market Value (as defined below). The Company has not generated a sufficient level of Net Cash Flow to pay Contingent Base Interest on the COLAs from 1990 through the current date. Approximately $106,407 of the $114,031 cumulative deficiency of Contingent Base Interest related to the period from August 31, 1989 (Final Issuance
Date) through June 30, 1998 has not been accrued in the accompanying consolidated financial statements as the Company believes that it is not probable at this time that a sufficient level of Net Cash Flow will be generated in the future or that there will be sufficient Maturity Market Value (as defined below) as of December 31, 2008 (the COLA maturity date) to pay such unaccrued Contingent Base Interest. The following table is a summary of Mandatory Base Interest and Contingent Base Interest for the six months ended June 30, 1998 and the year ended December 31, 1997:

                                              1998          1997
                                            --------      --------
Mandatory Base Interest paid . . . . .      $  4,414         8,828
Contingent Base Interest paid. . . . .         --            --
Cumulative deficiency of Contingent
  Base Interest at end of period . . .      $114,031       107,411

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

                         AMFAC/JMB HAWAII, L.L.C.

                          (Dollars in Thousands)


     On March 14, 1989, Amfac/JMB Finance, Inc. ("AJF"), a wholly-owned subsidiary of Northbrook, and the Company entered into an agreement (the "Repurchase Agreement") concerning AJF's obligations to repurchase, on June 1, 1995 and 1999, the COLAs upon request of the holders thereof. The COLAs were issued in two units consisting of one Class A and one Class B COLA.
As specified in the Repurchase Agreement, the repurchase of the Class A COLAs may have been requested by the holders of such COLAs on June 1, 1995 at a price equal to the original principal amount of such COLAs ($.5) minus all payments of principal and interest allocated to such COLAs. The cumulative interest paid per Class A COLA through June 1, 1995 was $.135. The repurchase of the Class B COLAs may be requested of AJF by the holders of such COLAs on June 1, 1999 at a price equal to 125% of the original principal amount of such COLAs ($.5) minus all payments of principal and interest allocated to such COLAs. Although there can be no assurances that any or all of these plans will be successfully completed, the Company is optimistic that the funds necessary to meet the repurchase obligations will be raised if these plans are completed. Failure to meet the repurchase obligations could lead to a claim against AJF and, in turn, Northbrook. As of June 30, 1998, the cumulative interest paid per Class A and Class B COLA was approximately $.195 and $.195, respectively.

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

The Company used its available cash to purchase Class B COLAs pursuant to the Tender Offer and borrowed $52,000 from Northbrook to purchase Class A COLAs pursuant to the Redemption Offer. As of June 30, 1998, the Company had approximately 156,000 Class A COLAs and approximately 286,000 Class B COLAs outstanding, with a principal balance of approximately $78,000 and $143,000, respectively.

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

     On January 30, 1998, Amfac Finance Limited Partnership ("Amfac Finance"), an Illinois limited partnership and an affiliate of the Company extended a Tender Offer to Purchase (the "Tender Offer") up to approximately $65,421 Principal amount of Separately Certificated Class B COLAs ("Separate Class B COLAs") for cash at a unit price of $.375 to be paid by Amfac Finance on each Separate Class B COLA on or about March 24, 1998. The maximum cash to be paid under the Tender Offer was approximately $49,066 (130,842 Separate Class B COLAs at a unit price of $.375 for each separate Class B COLA). Approximately 62,857 Separate Class B COLAs were submitted to Amfac Finance for repurchase pursuant to the Tender Offer requiring an aggregate payment by Amfac Finance of approximately $23,571 on March 31, 1998. The Tender Offer did not reduce the outstanding indebtedness of the Company. The Separate Class B COLAs purchased by Amfac Finance pursuant to Tender Offer remain outstanding pursuant to the terms of the Indenture that governs the terms of the COLAs (the "Indenture"). Except as provided in the last sentence of this paragraph, Amfac Finance will be entitled to the same rights and benefits of any other holder of Separate Class B COLAs, including having the ability to have AJF to repurchase on June 1, 1999, the Separate Class B COLAs that it owns. Amfac Finance has not yet determined whether it will require AJF to so repurchase the Separate Class B COLAs which it will own on such date. Since Amfac Finance is an affiliate of the Company, Amfac Finance will not be able to participate in determining whether the holders of the required principal amount of debt under the Indenture have concurred in any direction, waiver or consent under the terms of the Indenture.

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

                         AMFAC/JMB HAWAII, L.L.C.

                          (Dollars in Thousands)


(4)  LONG-TERM DEBT

     In June 1991, the Company obtained a five-year $66,000 nonrecourse loan from the Employees' Retirement System of the State of Hawaii ("ERS"). The loan is secured by a first mortgage on the two Kaanapali Golf Courses, and is considered "Senior Indebtedness" (as defined in the Indenture relating to the COLAs). The loan bore interest at a rate per annum equal to the greater of (i) the base interest rate announced by the Bank of Hawaii on the first of July for each year or (ii) ten percent per annum through June 30, 1993 and nine percent per annum thereafter. The annual interest payments were in excess of the cash flow generated by the Kaanapali Golf Courses.

     In April 1996, the Company reached an agreement to amend the loan with the ERS, extending the maturity date for five years. In exchange for the loan extension, the ERS received the right to participate in the "Net Disposition Proceeds" (as defined) related to the sale or refinancing of the golf courses or at the maturity of the loan. The ERS share of the Net Disposition Proceeds increases from 30% through June 30, 1997, to 40% for the period from July 1, 1997 to June 30, 1999 and to 50% thereafter. The loan amendment effectively adjusted the interest rate as of January 1, 1995 to 9.5% until June 30, 1996. After June 30, 1996, the loan bears interest at a rate per annum equal to 8.73%. The loan amendment requires the Company to pay interest at the rate of 7% for the period from January 1, 1995 to June 30, 1996, 7.5% from July 1, 1996 to June 30, 1997, 7.75% from
July 1, 1997 to June 30, 1998 and 8.5% thereafter ("Minimum Interest"). The Company made payments through June 30, 1998 and 1997 totaling $2,536 and $2,465, respectively, which represents the Minimum Interest due. Accrued Minimum Interest as of June 30, 1998 was $1,275. The scheduled Minimum Interest payments are paid quarterly on the principal balance of the $66,000 loan. The difference between the accrued interest expense and the Minimum Interest payment accrues interest and is payable on an annual basis from excess cash flow, if any, generated from the Kaanapali Golf Courses. The accrued interest payable from excess cash flow was $4,697 as of June 30, 1998. Although the outstanding loan balance remains nonrecourse, certain payments and obligations, such as the Minimum Interest payments and the ERS's share of appreciation, if any, are recourse to the Company. However, the Company's obligations to make future Minimum Interest payments and to pay the ERS a share of appreciation would be terminated if the Company tendered an executed deed to the golf course property to the ERS in accordance with the terms of the amendment.

     In January 1993, The Lihue Plantation Company, Limited ("Lihue") obtained a ten-year $13,250 loan used to fund the acquisition of Lihue's power generation equipment. The $13,250 loan, constituting "Senior Indebtedness" under the COLAs' Indenture, consists of two ten-year amortizing term loans of $10,000 and $3,250, respectively, payable in forty consecutive installments commencing July 1, 1993 in the principal amount of $250 and $81, respectively (plus interest). The remaining balance of the $3,250 loan was fully repaid in January 1997. The $10,000 loan has an outstanding balance of $4,112 as of June 30, 1998 and bears interest at a rate equal to prime rate (8.5% at June 30, 1998) plus three and one half percent. Lihue has purchased an interest rate agreement which protects against fluctuations in interest rates and effectively caps the prime rate at eight percent for the first seven years of the loan agreement. The loan is secured by the Lihue power generation equipment, sugar inventories and receivables, certain other assets and real property of the Company and has limited recourse to the Company and certain other subsidiaries.

                         AMFAC/JMB HAWAII, L.L.C.

                          (Dollars in Thousands)


     In October 1993, Waikele Golf Club, Inc. ("WGCI"), a wholly-owned subsidiary of the Company that owns and operates the Waikele Golf Course, obtained a five year $20,000 loan facility from two lenders. The loan consisted of two $10,000 amortizing loans. Each loan bore interest only for the first two years and interest and principal payments based upon an assumed 20 year amortization period for the remaining three years. The loans bore interest at prime plus 1/2% and LIBOR (5.660% at June 30, 1998) plus 3%, respectively. In February 1997, WGCI entered into an amended and restated loan agreement with the Bank of Hawaii, whereby the outstanding principal amount of the loan was increased to $25,000, the maturity date was extended to February 2007, the interest rate was changed to LIBOR plus 2% until the fifth anniversary and LIBOR plus 2.5% thereafter and principal is to be repaid based on a 30-year amortization schedule. The loan is secured by WGCI's assets (the golf course and related improvements and equipment), is guaranteed by the Company, and is considered "Senior Indebtedness" (as defined in the Indenture relating to the COLAs). As of June 30, 1998, the outstanding principal balance was $24,669, with scheduled remaining annual principal maturities of $122 in 1998, $248 in 1999 through 2006 and the balance of $22,563 in 2007.

     In December 1996, Amfac Property Development Corp., a wholly-owned subsidiary of the Company, obtained a $10,000 loan facility from a Hawaii bank. The loan is secured by a mortgage on property under development at the mill-site of Oahu Sugar (the sugar plantation was closed in 1995), and is considered "Senior Indebtedness" (as defined in the Indenture relating to the COLAs). The loan bears interest at the bank's base rate (8.5% at June 30, 1998) plus .5% and matures on December 1, 1998.

                         AMFAC/JMB HAWAII, L.L.C.

                          (Dollars in Thousands)


(5)  SEGMENT INFORMATION

     Agriculture and Property comprise separate industry segments of the Company. Operating Income-Other consists primarily of unallocated overhead expenses and Total Assets-Other consists primarily of cash and deferred expenses. Total assets at the balance sheet dates and capital expenditures, operating income (loss) and depreciation and amortization during the six months ended June 30, 1998 and 1997 are set forth below by each industry segment:


                                                 June 30,   December 31,
                                                  1998          1997
                                                 --------   ------------

Total Assets:
  Agriculture. . . . . . . . . . . . . . .       $219,982        222,693
  Property . . . . . . . . . . . . . . . .        226,682        222,745
  Other. . . . . . . . . . . . . . . . . .         22,931         18,807
                                                 --------       --------

                                                 $469,595        464,245
                                                 ========       ========


                                                    Six Months Ended
                                                        June 30,
                                                ------------------------
                                                   1998           1997
                                                 --------       --------
Capital Expenditures:
  Agriculture. . . . . . . . . . . . . . .       $    943            906
  Property . . . . . . . . . . . . . . . .            378          1,500
                                                 --------       --------
                                                 $  1,321          2,406
                                                 ========       ========

Operating income (loss):
  Agriculture. . . . . . . . . . . . . . .       $ (2,431)        (1,408)
  Property . . . . . . . . . . . . . . . .         (1,040)        (1,829)
  Other. . . . . . . . . . . . . . . . . .         (1,178)        (2,173)
                                                 --------       --------
                                                 $ (4,649)        (5,410)
                                                 ========       ========

Depreciation and amortization:
  Agriculture. . . . . . . . . . . . . . .       $  2,222          1,961
  Property . . . . . . . . . . . . . . . .          1,040          1,066
  Other. . . . . . . . . . . . . . . . . .              4             22
                                                 --------       --------
                                                 $  3,266          3,049
                                                 ========       ========

                         AMFAC/JMB HAWAII, L.L.C.

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

                                                    1997
                                                  --------
    Qualified Allowance calculated . . . . .      $ 10,082
    Qualified Allowance paid . . . . . . . .         --
    Cumulative deficiency of Qualified
     Allowance at end of year. . . . . . . .      $ 64,489

                         AMFAC/JMB HAWAII, L.L.C.

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

     The Company, its subsidiaries, and their joint ventures reimburse Northbrook, JMB and their affiliates for direct expenses incurred on their behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's or its subsidiaries' and the joint ventures' operations. The total of such costs was approximately $330 for the six months ended June 30, 1998 and approximately $326 for the six months ended June 30, 1997. As of June 30, 1998, the amount due Northbrook totaled $988 related to these costs. In addition, as of June 30, 1998, the current portion of amounts due to affiliates includes $9,106 of income tax payable related to the Class A COLA Redemption Offer (see note 3). Also, the Company pays a non-accountable reimbursement of approximately $30 per month to JMB or its affiliates in respect of general overhead expense, all of which was paid as of June 30, 1998.

     JMB Insurance Agency, Inc. earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those available to the Company in similar dealings with unaffiliated third parties. The total of such commissions for the six months ended June 30, 1997 was approximately $599 and approximately $571 for the six months ended June 30, 1998, all of which was paid as of June 30, 1998.

     Northbrook and its affiliates allocate certain charges for services to the Company based upon the estimated level of services. Such charges totaled $433 and $715 for the six months ended June 30, 1998 and June 30, 1997, respectively. The affiliated charges for the six months ended
June 30, 1998 were offset by $4 of charges for services provided by the Company for Northbrook. As of June 30, 1998, on a net basis, the amount due Northbrook totaled approximately $1,382 related to these services. These services and costs are intended to reflect the Company's separate costs of doing business and are principally related to the inclusion of the Company's employees in the Northbrook pension plan, payment of severance and termination benefits and reimbursement for insurance claims paid on behalf of the Company. All amounts described above, deferred or currently payable, do not bear interest and are expected to be paid in future periods.

                         AMFAC/JMB HAWAII, L.L.C.

                          (Dollars in Thousands)


     In February 1997 the affiliate loans (see Note 2), along with certain other amounts due Northbrook, were converted into a new $104,759 ten-year note payable. The new note is payable interest only and accrues interest at the prime rate plus 2%. The Company borrowed an additional $16,628 during 1997 and $20,414 during the six months ended June 30, 1998 to fund COLA Mandatory Base Interest payments and other operational needs from a subsidiary of Northbrook under a separate note which is payable interest only and accrues at the prime rate plus 2%. In connection with such affiliated loans, the Company incurred interest expense of approximately $5,443 for the six months ended June 30, 1997 and approximately $7,221 for the six months ended June 30, 1998. The total amount due Northbrook and its subsidiary as of June 30, 1998 was $152,925, which includes accrued interest of $1,997. Pursuant to the Indenture relating to the COLAs, the amounts borrowed from Northbrook are considered "Senior Indebtedness" to the COLAs.


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

     The Company's Property segment had contractual commitments (related to project costs) of approximately $3,300 as of June 30, 1998. Additional development expenditures are dependent upon the Company's ability to obtain financing for such costs and on the timing and extent of property development and sales.

     As of June 30, 1998, certain portions of the Company's land not currently under development or used in sugar operations are mortgaged as security for approximately $6,235 of performance bonds related to property development.

                         AMFAC/JMB HAWAII, L.L.C.

                          (Dollars in Thousands)


(9)  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 are as follows:


    Deferred tax (assets):
      Postretirement benefits. . . . . . . . . . . . . . .    $ (21,206)
      Interest accruals. . . . . . . . . . . . . . . . . .       (3,021)
      Other accruals . . . . . . . . . . . . . . . . . . .       (3,274)
                                                              ---------

                Total gross deferred tax assets. . . . . .      (27,501)
                                                              ---------

    Deferred tax liabilities:
      Accounts receivable, related to profit on
        sales of sugar . . . . . . . . . . . . . . . . . .        3,960
      Inventories, principally due to sugar production
        costs, capitalized costs, capitalized interest
         and purchase accounting adjustments . . . . . . .       (1,422)
      Plant and equipment, principally due to
        depreciation and purchase accounting
        adjustments. . . . . . . . . . . . . . . . . . . .        8,759
      Land and land improvements, principally
        due to purchase accounting adjustments . . . . . .       84,004
      Deferred gains, due to installment sales
        for income tax purposes. . . . . . . . . . . . . .        7,456
      Investments in unconsolidated entities,
        principally due to purchase accounting
        adjustments. . . . . . . . . . . . . . . . . . . .       13,220
                                                              ---------
                Total deferred tax liabilities . . . . . .      115,977
                                                              ---------

                Net deferred tax liability . . . . . . . .    $  88,476
                                                              =========


(10)  ADJUSTMENTS

     In the opinion of the Company, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of June 30, 1998 and for the six months ended June 30, 1998 and 1997.

                          AMFAC/JMB FINANCE, INC.

                              Balance Sheets

                    June 30, 1998 and December 31, 1997

           (Dollars in thousands, except per share information)

                                (Unaudited)


                                A s s e t s
                                -----------

                                             March 31,      December 31,
                                               1998            1997
                                             ---------      ------------

Cash . . . . . . . . . . . . . . . . .        $      1                 1
                                              ========          ========


    L i a b i l i t y   a n d   S t o c k h o l d e r ' s   E q u i t y
    -------------------------------------------------------------------

Repurchase obligation (note 2)

Common stock, $1 par value;
  authorized, issued and
  outstanding - 1,000 shares . . . . .       $       1                 1
                                             =========          ========





































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

     In recent years, the Company has funded its cash requirements primarily through the use of long-term financings, borrowings from Northbrook and revenues generated from the development and sale of its properties. Significant short-term cash requirements relate to the funding of agricultural deficits, interest expenses, costs to process the SMA permit for North Beach, development costs on Oahu and Maui and overhead expenses. At June 30, 1998, the Company had cash and cash equivalents of approximately $13.4 million. The Company intends to use its cash reserves, land sales proceeds and proceeds from new financings or joint venture arrangements to meet its short-term liquidity requirements. However, there can be no assurance that new financings can be obtained or property sales consummated. The Company's land holdings on Maui and Kauai are its primary sources of future land sale revenues. However, due to current market conditions, the difficulty in obtaining land use approvals and the high development costs of required infrastructure, the Company does not believe that it will be able to generate significant amounts of cash in the short-term from the development of these lands. As a result, the Company is marketing for sale certain unentitled agricultural and conservation parcels.

     The Company has placed a relatively large portion of its land holdings on the market to generate cash to finance the Company's operations, to meet debt service requirements and to raise cash should the holders exercise their right to sell back to the Company their Class B COLAs on June 1, 1999. The Company has approximately 740 acres of land listed for sale on Maui, approximately 2,000 acres on Kauai and 700 acres on the Big Island of Hawaii. These lands consist primarily of unentitled, agricultural and conservation parcels. Significant interest has been expressed in many of these parcels and some are under contract for sale for aggregate sales prices exceeding $19 million. However, these contracts often have due diligence investigation periods which allow the purchasers to terminate the agreements. It is difficult to predict how successful the Company will be in selling these lands at acceptable prices. Although the lands currently for sale represent a large portion of the Company's overall land portfolio, these properties were not planned for development during the next 15 to 20 years. Therefore, their possible sale is not expected to result in a material impact on the Company's real estate development operations for at least the next ten years.

     During the first six months of 1998, the Company generated approximately $21 million of land sales of which $16 million came from the sale of the 6,700 acre Kealia parcel. The Company has received $5.5 million in cash at closing from the sale of the Kealia parcel; the remaining $10.5 million is payable (pursuant to the terms of a first mortgage note) in three equal installments due in late 1998 and early 1999.

During all of 1997, the Company generated approximately $21.2 million of land sales, of which $4.8 million came from land related to Kaanapali Golf Estates on Maui, $5.2 million from the four remaining oceanfront residential lots at Kai Ala Place on Maui and $7.4 million was from the sale of unentitled, agricultural and conservation land parcels on Kauai and the Big Island of Hawaii.

     The Company continues to implement certain cost savings measures and to defer certain development costs and capital expenditures for longer-term projects. The Company's Property segment expended approximately $10.1 million in project costs during 1997 and anticipates expending approximately $11.1 million in project costs during 1998. As of June 30, 1998, contractual commitments related to project costs totaled approximately $3.3 million.

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

     The contract covering employees at the Kauai and Maui plantations expired on January 31, 1998 and was extended on a day-to-day basis. The extension agreements which covered 88% of the Kauai plantation workers and 70% of the Maui plantation employees, had a provision which allowed either party to cancel the extension upon three days' notice.

In early April 1998, the Company sent the union a new proposal, which was different from Imua but still contained substantial wage and other concessions which were critical to the survival of the Company's sugar plantations. After lengthy negotiations with the union, the union membership at the Kauai plantation ratified a two year contract which included a 10% reduction in wages for one year as well as other concessions. The union membership at Pioneer Mill ratified a three year contract which included a 9% reduction in wages for one year as well as other concessions. Although the concessions will have a meaningful, positive impact on current operations, they do not provide the type of structural changes necessary to provide for long-term profitability and a secure future for the Company's sugar operations. Currently, the Company is proceeding with the 1998 harvest campaign. Decisions regarding the future of sugar will be made on a year-to-year basis in light of operating results and forecasts for the upcoming year.

     Changes in the price of raw sugar impact the level of agricultural deficits, and as a result the annual cash needs of the Company. Although government legislation is currently in place (through 2002) that sets a target price range for raw sugar, it is possible that such legislation could be amended or repealed resulting in a reduction in the price of raw sugar. Such a reduction could cause the Company to evaluate the shutdown of its sugar plantations.

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

     After several months of discussions with prospective purchasers, the Company reached an agreement with the State of Hawaii pursuant to which the State will purchase the stock or substantially all of the assets of WIC for $8.5 million (which includes 450 acres of conservation land). The purchase was subject to state legislative approval which was obtained in May 1998. Closing remains conditional upon other factors. If the sale is not consummated, WIC will then decide whether to re-negotiate the fee for delivery of water through the system. Finally, if improvements cannot be made in either the pricing or volume of Waiahole Ditch water, WIC will consider reducing or terminating the operations of the Waiahole Ditch.
Such a closure or limitation of the Waiahole Ditch would not have a material adverse effect on the Company's financial condition or on its results of operations.

     The Company has received a commitment of $1.5 million in federal funding under the Rural Economic Transition Assistance - Hawaii program. The Company has identified various new agricultural crops in which these "matching funds" are to be used by the Company.

     During the first six months of 1998, cash increased by $4.3 million from December 31, 1997. Net cash used in operating activities of $14.0 million and in investing activities of $1.3 million was primarily provided by $20.4 million of long-term financing proceeds from Northbrook partially offset by principal loan repayments on long-term debt of approximately $.8 million.

     During the first six months of 1998, net cash flow used in operating activities was $14.0 million, as compared to net cash used in operating activities of $10.1 during the first six months of 1997. The $3.9 million increase in cash flow used in operating activities during the first six months of 1998 as compared to the first six months of 1997 was due primarily to a $5.2 million increase in receivables related to (i) the sale of land parcels of Kealia of approximately $10.5 million and (ii) the reclassification of $1.7 million outstanding on a note receivable from a prior year land sale from noncurrent to current (discussed below), (iii) offset in part by a $6.6 million decrease in receivables from HS&TC due in part to a later start in the harvest season as compared to the prior year.

     During the first six months of 1998, net cash flow used in investing activities was $1.3 million as compared to $6.2 million during the first six months of 1997. The $4.9 million decrease in net cash used in investing activities was principally due to a decrease of $2.2 million in other assets during the first six months of 1998 primarily due to the reclassification of a note receivable recorded in connection with a prior year land sale from noncurrent to current. The note which is due in 1999, has an outstanding balance of approximately $1.7 million and is classified in current receivables at June 30, 1998. Additionally, during the first six months of 1998 property additions were $1.3 million as compared to $2.4 million during the first six months of 1997.

     During the first six months of 1998, net cash flow provided by financing activities increased to $19.6 million from $16.7 million during the first six months of 1997. The $2.9 million increase is due primarily to (i) an increase in net advances by affiliates totaling $20.4 million during the first six months of 1998 as compared to $12.2 million during the first six months of 1997 (see Note 4) offset in part by (ii) $5.0 million of additional long-term financing primarily related to the loan secured by the golf course owned by WGCI in the first six months of 1997. These amounts were also partially offset by $.8 million and $.9 million of principal loan repayment on long-term debt in the first six months of 1998 and 1997, respectively.

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

     Northbrook, the ultimate parent of the Company, is currently implementing plans intended to generate sufficient funds to meet the maximum potential repurchase obligation. Although there can be no assurances that any or all of these plans will be successfully completed, the Company is optimistic that the funds necessary to meet the repurchase obligations will be raised if these plans are completed. Failure to meet the repurchase obligations could lead to a claim against AJF and, in turn, Northbrook.

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

     On January 30, 1998, Amfac Finance Limited Partnership ("Amfac Finance"), an Illinois limited partnership and an affiliate of the Company extended a tender offer to purchase (the "Tender Offer") up to $65.4 million principal amount of separately Certificated Class B COLAs ("Separate Class B COLAs") for cash at a unit price of $375 to be paid by Amfac Finance on each Separate Class B COLA on or about March 24, 1998.
The maximum cash to be paid under the Tender Offer is $49.0 million (130,842 Separate Class B COLAs at a unit price of $375 each). Approximately 62,857 Separate Class B COLAs were submitted to Amfac Finance for repurchase pursuant to the Tender Offer requiring an aggregate payment by Amfac Finance of approximately $23.6 million on March 31, 1998. The Tender Offer will not reduce the outstanding indebtedness of the Company. The Separate Class B COLAs to be purchased by Amfac Finance pursuant to the Tender Offer will remain outstanding pursuant to the terms of the Indenture. Except as provided in the last sentence of this paragraph, Amfac Finance will be entitled to the same rights and benefits of any other holder of Class B COLAs, including having the right to have AJF repurchase on June 1, 1999, the separate Class B COLAs that it owns. Amfac Finance has not yet determined whether it will require AJF to repurchase its separate Class B COLAs. Because Amfac Finance is an affiliate of the Company, Amfac Finance will not be able to participate in determining whether the holders of the required principal amount of debt under the Indenture have concurred in any direction, waiver or consent under the terms of the Indenture.

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

     The Company uses the effective interest method and as such interest on the COLAs is accrued at the Mandatory Base Interest rate (4% per annum). The Company has not generated a sufficient level of Net Cash Flow to pay Contingent Base Interest (interest in excess of 4%) on the COLAs (see
Note 3) from 1990 through 1997. Contingent Base Interest through 2008 is payable only to the extent of Net Cash Flow. Net Cash Flow for any period is generally an amount equal to 90% of the Company's net cash revenues, proceeds and receipts after payment of cash expenditures, excluding federal and state income taxes and after the establishment by the Company of reserves. At December 31, 2008, Contingent Base Interest may also be payable to the extent of Maturity Market Value. Maturity Market Value generally means 90% of the excess of the Fair Market Value of the Company's assets at maturity over its liabilities (including Qualified Allowance (described in the next paragraph), but only to the extent earned and payable from Net Cash Flow generated through maturity) at maturity. Approximately $106.4 million of the $114.0 million cumulative deficiency of Contingent Base Interest related to the period from August 31, 1989 (Final Issuance Date) through June 30, 1998 has not been accrued in the accompanying consolidated financial statements as the Company believes that it is not probable at this time that a sufficient level of Net Cash

Flow will be generated in the future or that there will be sufficient Maturity Market Value as of December 31, 2008 (the COLA maturity date) to pay any such unaccrued Contingent Base Interest. The following table is a summary of Mandatory Base Interest and Contingent Base Interest for the six months ended and the year ended December 31, 1997 (dollars are in millions):

                                                    1998      1997
                                                  --------  --------

Mandatory Base Interest paid . . . . . . . . .    $    4.4       8.8
Contingent Base Interest paid. . . . . . . . .       --        --
Cumulative deficiency of Contingent
  Base Interest at end of year . . . . . . . .    $  114.0     107.4

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

                                                           1997
                                                         --------

      Qualified Allowance calculated . . . . . . . . .   $   10.1
      Qualified Allowance paid . . . . . . . . . . . .      --
      Cumulative deficiency of Qualified
        Allowance at end of year . . . . . . . . . . .   $   64.5

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

     The Company is assessing the modifications or replacement of its software that may be necessary for its computer systems to function properly with respect to dates in the year 2000 and thereafter. The Company does not believe that the cost of either modifying existing software or converting to new software will have a material adverse impact on the financial condition of the Company and the Company's management is taking action to ensure that that the year 2000 issue will not pose significant operational problems for its computer systems. The Company is initiating discussions with parties with whom it does business to ensure that those parties have appropriate plans to remediate year 2000 issues where their systems impact the Company's operations. There is no assurance that the systems of those parties will function properly and would not have an adverse effect on the Company's operations.

     Selling, general and administrative costs deceased for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 due primarily to payroll savings associated with the Company's restructuring in early 1997.

     Interest expense increased for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 due to additional affiliated financing.

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

     During the first six months of 1998, agriculture revenues were $3.4 million as compared to $8.3 million in the first six months of 1997.

     Agricultural revenues and cost of sales decreased for the three and six months ended June 30, 1998 as compared to the three and six months
June 30, 1997 due to the decrease in tons produced and to the timing of sugar production and related sales as a result of the delay of the sugar harvest season attributable to the timing of the sugar union negotiations and contract ratification. For the three and six months ended June 30, 1998, the Company sold approximately 7,853 tons of sugar, a 155% decrease over the same period in 1997. The average price of sugar sold for the six months ended June 30, 1998 of approximately $353 represents a 1% decrease over the average price for the six months ended June 30, 1997. The Company harvested approximately 1,664 and 3,777 acres for the six months ended
June 30, 1998 and 1997, respectively.

     The operating loss of $2.4 million in the first six months of 1998 as compared to the $1.4 million in the first six months of 1997 was due primarily to higher cost of sales related to coffee operations and the lower return per ton on sugar sold as discussed above.

     PROPERTY SEGMENT:

     The Company's Property segment is responsible for land planning and development activities; obtaining land use, zoning and other governmental approvals; selling or financing developed and undeveloped land parcels; and the management and operation of the Company's golf course facilities.

     Revenues increased to $32.9 million during the first six months of 1998 from $19.6 million during the first six months of 1997. Property revenues include revenues from land sales of approximately $21 million and $9.4 million for the first six months of 1998 and 1997, respectively, and revenues from the operations of the three golf courses owned by the Company of approximately $7.9 million and $8.1 million for the first six months of 1998 and 1997. Land sales included revenues for the six months ended
June 30, 1998 of approximately $16 million from the sale of the 6,700 area Kealia parcel on Kauai, $3.6 million of land sales related to Kaanapali Golf Estates and $1.4 million primarily from the sale of unentitled agricultural and conservation land parcels on Kauai and Hawaii. The Company has received $5.5 million of the $16 million Kealia parcel sales proceeds and the remaining $10.5 million is payable (pursuant to the terms of a first mortgage note) in three equal installments due in late 1998 and early 1999.

     During the first six months of 1998, property cost of sales were $29.9 million as compared to $16.2 million in the first six months of 1997. The $13.7 million increase in costs was due primarily to an increase in sales volume associated with land parcels sold (as discussed above).

     Property sales and cost of sales increased for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997 due to higher sales volume. Operating income improved primarily due to slightly improved margins realized on property sold during 1998 and lower general and administrative expenses.

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

     KAANAPALI GOLF ESTATES. The Company is marketing Kaanapali Golf Estates ("KGE"), a residential community that is part of the Kaanapali Beach Resort on West Maui. KGE is divided into several parcels and is approved for 340 homesites of which the Company through individual and bulk sales has sold approximately 90 homesites. In May 1997, the Company obtained final subdivision approval for a 32-lot subdivision of one such parcel, referred to as "Parcel 17B". The Company commenced on-site construction of the subdivision improvements for Parcel 17B in August 1997 and completed these improvements in March 1998 at a cost of approximately $1.7 million. During 1997, the Company generated approximately $2.8 million from the sale of 18 lots at Parcel 17B and approximately $2.0 million from the sale of the remaining 6 lots in a nearby parcel referred to as Parcel 14. For the six months ended June 30, 1998, the Company generated $1.8 from the sale of eleven lots at Parcel 17B. One additional lot was sold in July 1998 and there are currently two lots available at an average price of approximately $170,000. In May 1998, the Company sold Parcel 18, an 18-lot subdivision in KGE, in bulk for $1.8 million.

     KAI ALA PLACE. In 1995, the Company subdivided an oceanfront parcel commonly known as Kai Ala Place into six single family homesites of approximately one acre each. Two of the lots were sold in 1995 generating sales proceeds of approximately $4.1 million. The remaining four lots were sold in 1997 as a package to a local developer for a "package" price of $5.2 million.

     NORTH BEACH. The Company is currently part of a joint venture with Tobishima Pacific Inc. ("Tobishima"), a wholly-owned subsidiary of a Japanese company, the purpose of which is to plan, manage and develop approximately 96 acres of beachfront property at Kaanapali known as "North Beach". The joint venture, in which the Company has a 50% interest, has governmental approvals, subject to receiving a Project SMA permit, for the development of up to 3,200 hotel or condominium units on four separate sites. The North Beach property constitutes nearly all of the remaining developable beachfront acreage at Kaanapali. The development of North Beach continues to be tied to the completion of the Lahaina bypass highway or other traffic mitigation measures satisfactory to the Maui County Planning Commission ("MPC"). Although the joint venture has state urbanization, county zoning and a Master SMA permit, a Project SMA permit is required for each of the four sites as development plans are completed.

     The Company filed for a Project SMA in March 1997 to develop a time-share resort on 14 acres of the North Beach property (the "Site"). A public hearing was held on the Project SMA permit on July 10, 1997. Although there was a significant amount of testimony both for and against the project, the MPC did not make a final decision at the public hearing. Instead, "intervention status" was granted to several parties who presented their specific objections to the SMA permit in a quasi-judicial process (known as a "contested case" hearing). The hearing officer for the contested case issued his proposed Decision and Order (the "D&O") in December 1997. Although the proposed D&O recommended granting the Project SMA permit, there were a significant number of new conditions with respect to the development. The Company plans to object to many of these conditions and to request that the MPC modify or delete these conditions. Final MPC action on the Company's Project SMA permit application is not anticipated until later in 1998. Although there can be no assurance that the Project SMA permit will be received (and that if such permit is approved, that its terms and conditions will be acceptable to the Company), Company management is hopeful that the Company will receive the necessary approvals to proceed with the development of the Site.

     The Company believes that the potential for a successful time-share development at North Beach will be greatly enhanced by the involvement of a company with past experience in time-share development, and in the marketing and sale of time-share intervals (one week ownership rights). In February 1997, the Company formed a limited partnership with an affiliate of an experienced time-share development and management company. Kaanapali Ownership Resorts L.P., the new limited partnership, is owned 85% by affiliates of the Company and 15% by Kaanapali Partners Limited Partnership, an affiliate of the owners of The Ridge Tahoe resort in Nevada. The partnership is in the process of arranging project financing for the development of the time-share resort.

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

     Due to significant differences between the Company and Tobishima, the Company has taken actions to effectively restructure or terminate the joint venture relationship. Such actions will ultimately affect the ownership structure of the North Beach parcel. Until the structure at North Beach is resolved, the Company has delayed its planning and entitlement efforts for its Hawaii time-share project, the Kaanapali Ocean Resort, which is planned for 14-acres at North Beach.

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

     In connection with certain of the Company's land use approvals on Maui, the Company has agreed to provide employee and affordable housing and to participate in the funding of the design and construction of the planned Lahaina/Kaanapali bypass highway. The Company has entered into an agreement with the State of Hawaii Department of Transportation covering the Company's participation in the design and construction of the bypass highway. In conjunction with state urbanization of the Company's Kaanapali Golf Estates project, the Company committed to spend up to $3.5 million, (of which approximately $.8 million has been spent as of June 30, 1998) toward the design of the highway. Due to lengthy delays by the State in the planned start date for the bypass highway, the Company recently funded approximately $.9 million for the engineering and design of the widening (from 2 to 4 lanes) of the existing highway through the Kaanapali Beach Resort. The Company believes this $.9 million can be credited against the $3.5 million commitment discussed above. The Company's remaining commitment of another $6.7 million for the construction of the bypass highway is subject to the Company obtaining future entitlements on Maui and the actual construction of the bypass highway. The development and construction of the bypass highway is expected to be a long-term project that will not be completed until the year 2004 or later.

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

     The Company is currently negotiating several contracts for bulk land sales for this development as the Company had received no acceptable offers on the twenty-three lots within the light industrial subdivision. The infrastructure for these first twenty-three lots was expected to cost approximately $5.9 million, of which $4.0 million has been spent through June 30, 1998. The Company does not anticipate completing additional infrastructure.

     (c)  Kauai

     The Company owns approximately 21,200 acres of land on the island of Kauai, the vast majority of which is classified and zoned by the State of Hawaii and the County of Kauai, respectively, as agricultural and conservation lands. There are two large contiguous parcels which comprise the bulk of these Kauai land holdings: Kapaa and Lihue/Hanamaulu. Each of the parcels is located along the eastern shore of Kauai. Large portions of the agricultural lands are currently used for sugar cane cultivation, and portions of the conservation lands are utilized by the Company's sugar plantations to collect, store and transmit irrigation water from mountainous areas to the sugar cane fields.

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

     The Company has decided to sell large portions of its Kauai land holdings which includes primarily 2,000 acres in Kapaa. The Company has certain additional lands also listed for sale; however, many of these are smaller remnant parcels. The Company may consider selling additional portions of these lands based upon market conditions and the cash needs of the Company.

     (d)  Hawaii

     The Company owns approximately 700 acres of land on the island of Hawaii of which almost all are classified by the State of Hawaii and zoned by the County of Hawaii as agricultural lands. These lands are located on the eastern (windward) side of the island, primarily in the Keaau and Pahoa districts, south of the town of Hilo.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following documents are included as an exhibits to this report.

Exhibit
No.         Exhibit
-------     --------
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

(9) Previously filed as an exhibit to the Company's Form 10-Q report under the Securities Act of 1934 (File No. 33-24180) filed May 13, 1996 and hereby incorporated by reference.

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

(13) Previously filed as exhibit to the Company's Form 8-K report under the Securities Act of 1934 (File No. 33-24180) filed March 3, 1998 and hereby incorporated by reference.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       AMFAC/JMB HAWAII, L.L.C.


                              /s/ EDWARD J. KROLL
                              -------------------
                       By:    Edward J. Kroll
                              Vice President
                       Date:  August 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ EDWARD J. KROLL
                              -------------------
                              Edward J. Kroll
                              Principal Accounting Officer
                       Date:  August 12, 1998

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       AMFAC/JMB FINANCE, INC.


                              /s/ EDWARD J. KROLL
                              -------------------
                       By:    Edward J. Kroll
                              Vice President
                       Date:  August 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ EDWARD J. KROLL
                              -------------------
                              Edward J. Kroll
                              Principal Accounting Officer
                       Date:  August 12, 1998

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       AMFAC LAND COMPANY, LIMITED


                              /s/ EDWARD J. KROLL
                              -------------------
                       By:    Edward J. Kroll
                              Vice President
                       Date:  August 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ EDWARD J. KROLL
                              -------------------
                              Edward J. Kroll
                              Principal Accounting Officer
                       Date:  August 12, 1998

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       AMFAC PROPERTY DEVELOPMENT CORP.


                              /s/ EDWARD J. KROLL
                              -------------------
                       By:    Edward J. Kroll
                              Vice President
                       Date:  August 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ EDWARD J. KROLL
                              -------------------
                              Edward J. Kroll
                              Principal Accounting Officer
                       Date:  August 12, 1998

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       AMFAC PROPERTY INVESTMENT CORP.


                              /s/ EDWARD J. KROLL
                              -------------------
                       By:    Edward J. Kroll
                              Vice President
                       Date:  August 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ EDWARD J. KROLL
                              -------------------
                              Edward J. Kroll
                              Principal Accounting Officer
                       Date:  August 12, 1998

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       H. HACKFIELD & CO., LTD.


                              /s/ EDWARD J. KROLL
                              -------------------
                       By:    Edward J. Kroll
                              Vice President
                       Date:  August 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ EDWARD J. KROLL
                              -------------------
                              Edward J. Kroll
                              Principal Accounting Officer
                       Date:  August 12, 1998

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       KAANAPALI ESTATES COFFEE, INC.


                              /s/ EDWARD J. KROLL
                              -------------------
                       By:    Edward J. Kroll
                              Vice President
                       Date:  August 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                              /s/ EDWARD J. KROLL
                              -------------------
                              Edward J. Kroll
                              Principal Accounting Officer
                       Date:  August 12, 1998

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       KAANAPALI WATER CORPORATION


                              /s/ EDWARD J. KROLL
                              -------------------
                       By:    Edward J. Kroll
                              Vice President
                       Date:  August 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                              /s/ EDWARD J. KROLL
                              -------------------
                              Edward J. Kroll
                              Principal Accounting Officer
                       Date:  August 12, 1998

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       KEKAHA SUGAR COMPANY, LIMITED


                              /s/ EDWARD J. KROLL
                              -------------------
                       By:    Edward J. Kroll
                              Vice President
                       Date:  August 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ EDWARD J. KROLL
                              -------------------
                              Edward J. Kroll
                              Principal Accounting Officer
                       Date:  August 12, 1998

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       THE LIHUE PLANTATION COMPANY, LIMITED


                              /s/ EDWARD J. KROLL
                              -------------------
                       By:    Edward J. Kroll
                              Vice President
                       Date:  August 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ EDWARD J. KROLL
                              -------------------
                              Edward J. Kroll
                              Principal Accounting Officer
                       Date:  August 12, 1998

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       OAHU SUGAR COMPANY, LIMITED


                              /s/ EDWARD J. KROLL
                              -------------------
                       By:    Edward J. Kroll
                              Vice President
                       Date:  August 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ EDWARD J. KROLL
                              -------------------
                              Edward J. Kroll
                              Principal Accounting Officer
                       Date:  August 12, 1998

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       PIONEER MILL COMPANY, LIMITED


                              /s/ EDWARD J. KROLL
                              -------------------
                       By:    Edward J. Kroll
                              Vice President
                       Date:  August 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ EDWARD J. KROLL
                              -------------------
                              Edward J. Kroll
                              Principal Accounting Officer
                       Date:  August 12, 1998

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       PUNA SUGAR COMPANY, LIMITED


                              /s/ EDWARD J. KROLL
                              -------------------
                       By:    Edward J. Kroll
                              Vice President
                       Date:  August 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ EDWARD J. KROLL
                              -------------------
                              Edward J. Kroll
                              Principal Accounting Officer
                       Date:  August 12, 1998

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       WAIAHOLE IRRIGATION COMPANY, LIMITED


                              /s/ EDWARD J. KROLL
                              -------------------
                       By:    Edward J. Kroll
                              Vice President
                       Date:  August 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ EDWARD J. KROLL
                              -------------------
                              Edward J. Kroll
                              Principal Accounting Officer
                       Date:  August 12, 1998

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       WAIKELE GOLF CLUB, INC.


                              /s/ EDWARD J. KROLL
                              -------------------
                       By:    Edward J. Kroll
                              Vice President
                       Date:  August 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ EDWARD J. KROLL
                              -------------------
                              Edward J. Kroll
                              Principal Accounting Officer
                       Date:  August 12, 1998