Form 10-Q/A
period 1998-06-30
AMFAC JMB HAWAII INC
filed 1998-10-14
CIK 839437

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10Q/A


                              AMENDMENT NO. 1


             Filed pursuant to Section 12, 13, or 15(d) of the
                      Securities Exchange Act of 1934



                         AMFAC/JMB HAWAII, L.L.C.
           ----------------------------------------------------
          (Exact name of registrant as specified in its charter)


      Commission File No.                             36-3109397
          33-24180                        (IRS Employer Identification No.)




                          AMFAC/JMB FINANCE, INC.
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)


      Commission File No.                             36-6311183
          33-24180-01                     (IRS Employer Identification No.)


  900 N. Michigan Ave., Chicago, IL                              60611
(Address of principal executive office)                        (Zip Code)



     The undersigned registrant hereby amends the following section of its Report for the quarter ended June 30, 1998 on Form 10-Q as set forth in the pages attached hereto:

   PART I.  FINANCIAL INFORMATION

      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            Pages 24 through 36


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             AMFAC/JMB HAWAII, L.L.C.


                             /s/ EDWARD J. KROLL
                             ---------------------
                             By:   Edward J. Kroll
                                   Vice President




Dated:  October 14, 1998

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

     The Company and its parent, Northbrook, are currently working to generate sufficient funds to meet the maximum potential repurchase obligation. Although there can be no assurances that any or all of these efforts will be successful, the Company is optimistic that the funds necessary to meet the repurchase obligations will be raised if these efforts are successful. Failure to meet the repurchase obligations could lead to a claim against AJF and, in turn, Northbrook.

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

     The Company is assessing the modifications or replacement of its software that may be necessary for its computer systems to function properly with respect to dates in the year 2000 and thereafter. The Company does not believe that the cost of either modifying existing software or converting to new software will have a material adverse impact on the financial condition of the Company and the Company's management is taking action to ensure that the year 2000 issue will not pose significant operational problems for its computer systems. The Company is initiating discussions with parties with whom it does business to ensure that those parties have appropriate plans to remediate year 2000 issues where their systems impact the Company's operations. There is no assurance that the systems of those parties will function properly and would not have an adverse effect on the Company's operations.

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