Form 10-Q
period 1998-09-30
AMFAC JMB HAWAII INC
filed 1998-11-13
CIK 839437

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934


For the quarter ended
September 30, 1998                      Commission File Number 33-24180



                       AMFAC/JMB HAWAII, L.L.C.
         ----------------------------------------------------
        (Exact name of registrant as specified in its charter)


        Hawaii                                 36-3109397
(State of organization)             (IRS Employer Identification No.)


For the quarter ended
September 30, 1998                   Commission File Number 33-24180-01




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

As of November 12, 1998, all of Amfac/JMB Hawaii L.L.C.'s membership interest is solely owned by Northbrook Corporation, an Illinois corporation, and not traded on a public market.

As of November 12, 1998, Amfac/JMB Finance, Inc. had 1,000 shares of Common Stock outstanding. All such Common Stock is owned by its respective parent and not traded on a public market.

                      ADDITIONAL REGISTRANTS (1)

                                             Address, including,
                                             zip code, and
Exact name of  State or other                telephone number,
registrant as  jurisdiction of IRS Employer  including area code of
specified in   incorporation   Identificationregistrant's principal
its Charter    or organization Number        executive offices
-------------  --------------- ----------------------------------------

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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     4

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . .    26


PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    42

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    42

PART I.  FINANCIAL INFORMATION
     ITEM 1.  FINANCIAL STATEMENTS

                                          AMFAC/JMB HAWAII, L.L.C.

                                         Consolidated Balance Sheets

                                  September 30, 1998 and December 31, 1997
                                           (Dollars in Thousands)
                                                 (Unaudited)

                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                              1998            1997
                                                                          -------------    -----------
A S S E T S
-----------

Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .         $ 21,073          9,115
  Receivables-net . . . . . . . . . . . . . . . . . . . . . . . . . . .           23,519          6,743
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           52,251         61,469
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .            2,316          2,648
                                                                                --------       --------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .           99,159         79,975
                                                                                --------       --------

Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               40         46,496
                                                                                --------       --------
Property, plant and equipment:
  Land and land improvements. . . . . . . . . . . . . . . . . . . . . .          301,087        262,233
  Machinery and equipment . . . . . . . . . . . . . . . . . . . . . . .           64,407         63,497
  Construction in progress. . . . . . . . . . . . . . . . . . . . . . .            1,502          1,035
                                                                                --------       --------
                                                                                 366,996        326,765
  Less accumulated depreciation and amortization. . . . . . . . . . . .           43,176         38,726
                                                                                --------       --------
                                                                                 323,820        288,039
                                                                                --------       --------
Deferred expenses, net. . . . . . . . . . . . . . . . . . . . . . . . .           11,106         11,872
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           37,509         37,863
                                                                                --------       --------
                                                                                $471,634        464,245
                                                                                ========       ========




                                          AMFAC/JMB HAWAII, L.L.C.

                                   Consolidated Balance Sheets - Continued

                                  September 30, 1998 and December 31, 1997
                                           (Dollars in Thousands)
                                                 (Unaudited)

                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                              1998            1997
                                                                           ------------    -----------
L I A B I L I T I E S
---------------------

Current liabilities:
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .         $  6,977          6,289
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .            8,831          9,213
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .           13,166         11,243
  Current portion of deferred income taxes. . . . . . . . . . . . . . .            6,067          4,325
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . .           11,867         10,719
                                                                                --------       --------
        Total current liabilities . . . . . . . . . . . . . . . . . . .           46,908         41,789
                                                                                --------       --------
Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . .          161,392        125,290
Accumulated postretirement benefit obligation . . . . . . . . . . . . .           51,735         54,375
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          100,903         94,312
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . .           32,807         34,525
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .           72,073         84,151
Certificate of Land Appreciation Notes. . . . . . . . . . . . . . . . .          220,692        220,692
                                                                                --------       --------
        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .          686,510        655,134
                                                                                --------       --------
Commitments and contingencies (notes 2, 3, 4, 6, 7 and 8)


S T O C K H O L D E R 'S   E Q U I T Y   (D E F I C I T )
---------------------------------------------------------

Common stock, no par value; authorized, issued and
  outstanding 1,000 shares. . . . . . . . . . . . . . . . . . . . . . .                1              1
Additional paid-in capital. . . . . . . . . . . . . . . . . . . . . . .           14,384         14,384
Retained earnings (deficit) . . . . . . . . . . . . . . . . . . . . . .         (229,261)      (205,274)
                                                                                --------       --------
        Total stockholder's equity (deficit). . . . . . . . . . . . . .         (214,876)      (190,889)
                                                                                --------       --------
                                                                                $471,634        464,245
                                                                                ========       ========

            The accompanying notes are an integral part of the consolidated financial statements.

                                          AMFAC/JMB HAWAII, L.L.C.

                                    Consolidated Statements of Operations

                           Three and Nine Months Ended September 30, 1998 and 1997
                                           (Dollars in Thousands)
                                                 (Unaudited)
                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                 SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1998          1997          1998          1997
                                                   -----------    ----------   -----------    ----------
Revenue:
  Agriculture . . . . . . . . . . . . . . . . . .     $ 19,572        17,508        22,999        25,774
  Property. . . . . . . . . . . . . . . . . . . .       15,775        13,880        48,672        33,462
                                                      --------      --------      --------      --------
                                                        35,347        31,388        71,671        59,236
                                                      --------      --------      --------      --------
Cost of sales:
  Agriculture . . . . . . . . . . . . . . . . . .       20,506        18,530        23,847        25,948
  Property. . . . . . . . . . . . . . . . . . . .       14,957        12,117        44,050        28,330
                                                      --------      --------      --------      --------
                                                        35,463        30,647        67,897        54,278
Operating expenses:
  Selling, general and administrative . . . . . .        2,518         2,754         7,791         9,332
  Depreciation and amortization . . . . . . . . .        1,632         1,523         4,898         4,572
                                                      --------      --------      --------      --------
Total costs and expenses. . . . . . . . . . . . .       39,613        34,924        80,586        68,182

Operating loss. . . . . . . . . . . . . . . . . .       (4,266)       (3,536)       (8,915)       (8,946)
                                                      --------      --------      --------      --------
Non-operating income (expenses):
  Amortization of deferred costs. . . . . . . . .         (323)         (301)         (951)       (1,022)
  Interest expense. . . . . . . . . . . . . . . .       (8,576)       (7,431)      (24,790)      (21,438)
  Interest income . . . . . . . . . . . . . . . .          147           206           333           286
                                                      --------      --------      --------      --------
                                                        (8,752)       (7,526)      (25,408)      (22,174)
                                                      --------      --------      --------      --------
    Loss before taxes . . . . . . . . . . . . . .      (13,018)      (11,062)      (34,323)      (31,120)
                                                      --------      --------      --------      --------
  Income tax benefit. . . . . . . . . . . . . . .        5,053         4,202        14,101        11,893
                                                      --------      --------      --------      --------
    Net loss. . . . . . . . . . . . . . . . . . .     $ (7,965)       (6,860)      (20,222)      (19,227)
                                                      ========      ========      ========      ========

            The accompanying notes are an integral part of the consolidated financial statements.

                                          AMFAC/JMB HAWAII, L.L.C.

                                    Consolidated Statements of Cash Flows

                                Nine Months Ended September 30, 1998 and 1997
                                           (Dollars in Thousands)
                                                 (Unaudited)

                                                                                   1998            1997
                                                                                ---------       ---------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $(20,222)        (19,227)
  Items not requiring (providing) cash:
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .         4,898           4,572
    Amortization of deferred costs. . . . . . . . . . . . . . . . . . . . .           951           1,022
    Equity in earnings of investments . . . . . . . . . . . . . . . . . . .            75              10
    Income tax benefit. . . . . . . . . . . . . . . . . . . . . . . . . . .       (14,101)        (11,893)
    Deferred interest . . . . . . . . . . . . . . . . . . . . . . . . . . .           650             790
    Interest on advances from affiliates. . . . . . . . . . . . . . . . . .        11,275           8,629

Changes in:
  Receivables - net . . . . . . . . . . . . . . . . . . . . . . . . . . . .       (16,776)         (6,825)
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        30,469          21,998
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           332             841
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           688             511
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (382)         (1,853)
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . . .         1,148           1,589
  Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . .        (2,821)         (3,540)
                                                                                 --------        --------
        Net cash used in operating activities . . . . . . . . . . . . . . .        (3,816)         (3,376)
                                                                                 --------        --------
Cash flows from investing activities:
  Property additions. . . . . . . . . . . . . . . . . . . . . . . . . . . .       (15,101)         (1,945)
  Property sales, disposals and retirements - net . . . . . . . . . . . . .            92              29
  Investments in joint ventures and partnerships. . . . . . . . . . . . . .         --               (359)
  Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (371)         (4,513)
  Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . .        (2,187)           (583)
                                                                                 --------        --------
        Net cash used in investing activities . . . . . . . . . . . . . . .       (17,567)         (7,371)
                                                                                 --------        --------





                                          AMFAC/JMB HAWAII, L.L.C.

                              Consolidated Statements of Cash Flows - Continued

                                Nine Months Ended September 30, 1998 and 1997
                                           (Dollars in Thousands)
                                                 (Unaudited)


                                                                                   1998            1997
                                                                                ---------       ---------
Cash flows from financing activities:
  Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .         --               (244)
  Net (repayments) proceeds of long-term debt . . . . . . . . . . . . . . .         8,514           4,188
  Net amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . .        24,827          16,628
                                                                                 --------        --------
        Net cash provided by financing activities . . . . . . . . . . . . .        33,341          20,572
                                                                                 --------        --------
        Net increase in cash and cash equivalents . . . . . . . . . . . . .        11,958           9,825
        Cash and cash equivalents, beginning of year. . . . . . . . . . . .         9,115           8,736
                                                                                 --------        --------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . .      $ 21,073          18,561
                                                                                 ========        ========

Supplemental disclosure of cash flow information:
  Cash paid for interest (net of amount capitalized). . . . . . . . . . . .      $ 15,512          14,229
                                                                                 ========        ========
  Schedule of non-cash investing and financing activities:
    Transfer of property actively held for sale to real estate
      inventories and accrued costs relating to real estate sales . . . . .      $ 21,251            6,894
                                                                                 ========        ========

















            The accompanying notes are an integral part of the consolidated financial statements.

                       AMFAC/JMB HAWAII, L.L.C.

              Notes to Consolidated Financial Statements

                      September 30, 1998 and 1997

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

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)


     The Company's policy is to consider all amounts held with original maturities of three months or less in U.S. Government obligations, certificates of deposit and money market funds (approximately $18,526 and $5,400 at September 30, 1998 and December 31, 1997, respectively) as cash equivalents, which approximates market. These amounts include $2,415 and $2,067 at September 30, 1998 and December 31, 1997, respectively, which were restricted primarily to fund debt service on long-term debt related to the acquisition of power generation equipment (see note 4).

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

     Interest is capitalized to qualifying assets (principally real estate under development) during the period that such assets are undergoing activities necessary to prepare them for their intended use. Such capitalized interest is charged to cost of sales as revenue from the real estate development is recognized. Interest costs of $538 and $1,235 have been capitalized for the nine months ended September 30, 1998 and 1997, respectively.

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

     YEAR 2000

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define a year. Consequently, any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in other normal business activities.

     The Company is reviewing its computer systems for year 2000 compliancy. The Company has completed an internal assessment of its information system technology and currently does not anticipate any hardware upgrade; however, it had determined a need to upgrade portions of the Company's software so that its computer systems would function properly with respect to dates in the year 2000 and thereafter.

     The Company has completed an internal review of its accounting, human resources and payroll applications which are supported by approximately six different major software vendors. Except for the golf course and water company division, the Company has received software upgrades for the financial, human resources and payroll applications and expects to complete testing and implementation of the new software upgrades by the end of 1998.

The Company has not incurred and does not expect to incur any costs with respect to the testing and implementation of the software upgrades. The

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)


accounting systems at the golf courses and the water company are not yet year 2000 compliant. The Company currently expects new accounting system software to be tested and implemented by the end of June 1999 at a cost of approximately $60 to $80. However, in the event the Company's system reveals that, contrary to software vendors claims, the system upgrades or new software are not year 2000 compliant, the Company believes it has the ability to make the necessary changes through the use of third party consultants as well as the utilization of internal resources. The Company does not have an estimate of the length of time which could potentially be required to make these changes, nor an estimate of the costs involved to make such changes.

     The Company's agriculture operations are testing and reviewing its operational systems at certain of its plantations. At those locations where a review has not been performed and/or completed, reviews are expected to be completed by the end of the first quarter of 1999. The agriculture operations have also begun identifying and contacting key third party vendors with whom these operations have a material relationship to determine their year 2000 readiness and expect to have completed contacting its key vendors by the end of 1998. If these vendors are not year 2000 compliant or are unsuccessful in their efforts to become year 2000 compliant, a disruption in service and supplies may result in the inability of the Company to process and deliver its agricultural products to market. The subsequent loss in revenues might have a material adverse effect on the financial position of the Company.

     The Company's Property operations (which includes the development and sales activities of the Company's land and the Company's golf course operations as well as the Company's water operations) are anticipated to begin testing and review of their operational systems in the fourth quarter of 1998. Reviews are expected to be completed by the second quarter of 1999. It is intended that key third party vendors with whom these operations have a material relationship will be contacted by the second quarter of 1999 to determine their year 2000 readiness. If these vendors are not year 2000 compliant or are unsuccessful in their efforts to become year 2000 compliant, a disruption in service and/or supplies may disrupt the Company's conduct of its real estate activities, golf course operations and/or its water deliveries. A resulting loss in revenues might have a material adverse effect on the financial position of the Company.

     The Company's transfer agent has been upgrading its computer systems so that its computer systems will function properly with respect to dates in the years 2000 and thereafter. The Company's transfer agent anticipates testing its computer systems in primarily the fourth quarter of 1998. The Company has no contingency plans in place in the event that the Company's transfer agent systems upgrades are not year 2000 compliant.

     The Company is in the preliminary stages of making an assessment of its non-information technology systems (such as its telephone, sprinkler and alarm systems). Efforts will be made to contact the appropriate third party vendors to determine their year 2000 compliancy. This assessment is expected to be completed by the end of June 1999. The Company does not have an estimate of the cost, if any, that may be required to make its non-information systems year 2000 compliant. In addition, the Company will be contacting the various banks, insurance companies and state regulatory agencies with whom the Company has material relationships to determine their year 2000 readiness. The Company will make efforts to receive responses from these entities by June 1999.

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)


     If the steps taken by the Company and its vendors to be year 2000 compliant are not successful, the Company could experience various operational difficulties. These could include, among other things, an inability to process transactions to the correct accounting period, difficulties in posting general ledger interfaces, an inability to process computer-generated checks, bank transactions posted to the wrong periods, and the failure of scheduling applications which are date sensitive.

     The Company currently has no contingency plans in place in the event it does not complete all phases of the year 2000 compliance program. The Company plans to continue to monitor the on-going results of the review and testing phases as well as the status of completion to determine whether such a plan is necessary.

     The foregoing discussion of year 2000 issues and the Company's responses thereto is based upon information presently known and certain assumptions and estimates (including those relating to costs and timing of remediation) currently made by the Company, as well as statements and representations made to the Company by its third party vendors. There are various risks that assumptions and estimates made by the Company will not prove to be correct, that delays in testing or remediation may occur and/or that significant additional remediation efforts may be required. In addition, the Company is also relying on the efforts and statements and representations of third parties, in particular its third party software vendors. Accordingly, the information concerning the year 2000 issues and the Company's responses thereto, including the nature, extent, timing and cost of the Company's remediation efforts, are subject to change and such changes could be material. In addition, there is no assurance that the software applications and packages currently believed to be year 2000 compliant will prove to be so after testing.

(2)  AMOUNTS DUE TO AFFILIATES - FINANCING

     The approximately $15,097 of remaining acquisition-related financing owed to affiliates had a maturity date of June 1, 1998 and bore interest at a rate per annum based upon the prime interest rate (8.5% at September 30, 1998), plus 1%.

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

     In February 1997 the above noted affiliate loans, along with certain other amounts due Northbrook, were converted into a new $104,759 ten-year note payable. The new note is payable interest only and accrues interest at the prime rate plus 2%. The Company borrowed an additional $16,628 during 1997 and $24,828 during the nine months ended September 30, 1998 to fund COLA Mandatory Base Interest payments and other operational needs from a subsidiary of Northbrook under a separate note which is payable interest only and accrues at the prime rate plus 2%. The total amount due Northbrook and its subsidiary as of September 30, 1998 was $161,392, which includes accrued interest of $2,056. Pursuant to the Indenture relating to the COLAs, the amounts borrowed from Northbrook are considered "Senior Indebtedness" to the COLAs.

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)


(3)  CERTIFICATE OF LAND APPRECIATION NOTES

     The COLAs are unsecured debt obligations of the Company. Interest on the COLAs is payable semi-annually on February 28 and August 31 of each year. The COLAs mature on December 31, 2008, and bear interest after the Final Issuance Date (August 31, 1989) at a rate of 10% per annum ("Base Interest") of the outstanding principal balance of the COLAs on a cumulative, non-compounded basis, of which 6% per annum is contingent ("Contingent Base Interest") and payable only to the extent of Net Cash Flow (Net Cash Flow for any period is generally an amount equal to 90% of the Company's net cash revenues, proceeds and receipts after payment of cash expenditures, including the Qualified Allowance (as defined) other than federal and state income taxes and after the establishment by the Company of reserves) or Maturity Market Value (as defined below). The Company has not generated a sufficient level of Net Cash Flow to pay Contingent Base Interest on the COLAs from 1990 through the current date. Approximately $109,717 of the $117,341 cumulative deficiency of Contingent Base Interest related to the period from August 31, 1989 (Final Issuance
Date) through September 30, 1998 has not been accrued in the accompanying consolidated financial statements as the Company believes that it is not probable at this time that a sufficient level of Net Cash Flow will be generated in the future or that there will be sufficient Maturity Market Value (as defined below) as of December 31, 2008 (the COLA maturity date) to pay such unaccrued Contingent Base Interest. The following table is a summary of Mandatory Base Interest and Contingent Base Interest for the nine months ended September 30, 1998 and the year ended December 31, 1997:

                                            1998        1997
                                          --------    --------
Mandatory Base Interest paid. . . . .     $  8,828       8,828
Contingent Base Interest paid . . . .        --          --
Cumulative deficiency of Contingent
  Base Interest at end of period. . .     $117,341     107,411

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

     On March 14, 1989, Amfac/JMB Finance, Inc. ("AJF"), a wholly-owned subsidiary of Northbrook, and the Company entered into an agreement (the "Repurchase Agreement") concerning AJF's obligations to repurchase, on June 1, 1995 and 1999, the COLAs upon request of the holders thereof. The COLAs were issued in two units consisting of one Class A and one Class B COLA. As specified in the Repurchase Agreement, the repurchase of the Class A COLAs may have been requested by the holders of such COLAs on June 1, 1995 at a price equal to the original principal amount of such COLAs ($.5) minus all payments of principal and interest allocated to such

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)


COLAs. The cumulative interest paid per Class A COLA through June 1, 1995 was $.135. The repurchase of the Class B COLAs may be requested of AJF by the holders of such COLAs on June 1, 1999 at a price equal to 125% of the original principal amount of such COLAs ($.5) minus all payments of principal and interest allocated to such COLAs. Northbrook Corporation, the parent of the Company, is currently working to generate sufficient funds to meet the maximum potential repurchase obligation. Although there can be no assurance that these efforts will be successfully completed, the Company is hopeful that the funds necessary to meet the repurchase obligations will be raised. Failure to meet the repurchase obligations could lead to a claim against AJF and, in turn, Northbrook. As of September 30, 1998, the cumulative interest paid per Class A and Class B COLA was approximately $.205 and $.205, respectively.

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

The Company used its available cash to purchase Class B COLAs pursuant to the Tender Offer and borrowed $52,000 from Northbrook to purchase Class A COLAs pursuant to the Redemption Offer. As of September 30, 1998, the Company had approximately 156,000 Class A COLAs and approximately 286,000 Class B COLAs outstanding, with a principal balance of approximately $78,000 and $143,000, respectively.

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

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)


     On January 30, 1998, Amfac Finance Limited Partnership ("Amfac Finance"), an Illinois limited partnership and an affiliate of the Company extended a Tender Offer to Purchase (the "Class B Tender Offer") up to approximately $65,421 Principal amount of Separately Certificated Class B COLAs ("Separate Class B COLAs") for cash at a unit price of $.375 to be paid by Amfac Finance on each Separate Class B COLA on or about March 24, 1998. The maximum cash to be paid under the Class B Tender Offer was approximately $49,066 (130,842 Separate Class B COLAs at a unit price of $.375 for each separate Class B COLA). Approximately 62,857 Separate Class B COLAs were submitted to Amfac Finance for repurchase pursuant to the Class B Tender Offer requiring an aggregate payment by Amfac Finance of approximately $23,571 on March 31, 1998. The Class B Tender Offer did not reduce the outstanding indebtedness of the Company. The Separate Class B COLAs purchased by Amfac Finance pursuant to Class B Tender Offer remain outstanding pursuant to the terms of the Indenture that governs the terms of the COLAs (the "Indenture"). Except as provided in the last sentence of this paragraph, Amfac Finance will be entitled to the same rights and benefits of any other holder of Separate Class B COLAs, including having the ability to have AJF to repurchase on June 1, 1999, the Separate Class B COLAs that it owns. Amfac Finance has not yet determined whether it will require AJF to so repurchase the Separate Class B COLAs which it will own on such date. Since Amfac Finance is an affiliate of the Company, Amfac Finance will not be able to participate in determining whether the holders of the required principal amount of debt under the Indenture have concurred in any direction, waiver or consent under the terms of the Indenture.

     As a result of the Class B Tender Offer, the Company recognized $7,850 of taxable gain in accordance with income tax regulations for certain transactions with affiliates. Such gain is treated as cancellation of indebtedness income for income tax purposes only, and accordingly, the income taxes related to the Class B Tender Offer (approximately $3,062) will be indemnified by Northbrook through the tax agreement (note 1).

     On October 23, 1998, Amfac Finance extended a Tender Offer to Purchase (the "Tender Offer") up to approximately $22,500 Principal amount of Jointly Certified Class A and B COLAs (together "COLA Units") for cash at a unit price of $.460 to be paid by Amfac Finance on each COLA Unit on or about December 23, 1998. The maximum cash to be paid under the Tender Offer is approximately $10,350 (22,500 COLA Units at a unit price of $.460 for each COLA Unit). (The Tender Offer will not reduce the outstanding indebtedness of the Company.) The COLA Units purchased by Amfac Finance pursuant to Tender Offer will remain outstanding pursuant to the terms of the Indenture. Except as provided in the last sentence of this paragraph, Amfac Finance will be entitled to the same rights and benefits of any holder of COLA Units, including having the ability to have AJF to repurchase on June 1, 1999, the COLA Units that it owns. Amfac Finance has not yet determined whether it will require AJF to so repurchase the COLA Units which it will own on such date. Since Amfac Finance is an affiliate of the Company, Amfac Finance will not be able to participate in determining whether holders of the required principal amount of debt under the Indenture have concurred in any direction, waiver or consent under the terms of the Indenture.

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

     In April 1996, the Company reached an agreement to amend the loan with the ERS, extending the maturity date for five years. In exchange for the loan extension, the ERS received the right to participate in the "Net Disposition Proceeds" (as defined) related to the sale or refinancing of the golf courses or at the maturity of the loan. The ERS share of the Net Disposition Proceeds increases from 30% through September 30, 1997, to 40% for the period from July 1, 1997 to June 30, 1999 and to 50% thereafter. The loan amendment effectively adjusted the interest rate as of January 1, 1995 to 9.5% until June 30, 1996. After June 30, 1996, the loan bears interest at a rate per annum equal to 8.73%. The loan amendment requires the Company to pay interest at the rate of 7% for the period from January 1, 1995 to June 30, 1996, 7.5% from July 1, 1996 to June 30, 1997,
7.75% from July 1, 1997 to June 30, 1998 and 8.5% thereafter ("Minimum Interest"). The Company made payments through September 30, 1998 and 1997 totaling $3,825 and $3,699, respectively, which represents the Minimum Interest due. Accrued Minimum Interest as of September 30, 1998 was $1,414.

The scheduled Minimum Interest payments are paid quarterly on the principal balance of the $66,000 loan. The difference between the accrued interest expense and the Minimum Interest payment accrues interest and is payable on an annual basis from excess cash flow, if any, generated from the Kaanapali Golf Courses. The accrued interest payable from excess cash flow was $6,988 as of September 30, 1998. Although the outstanding loan balance remains nonrecourse, certain payments and obligations, such as the Minimum Interest payments and the ERS's share of appreciation, if any, are recourse to the Company. However, the Company's obligations to make future Minimum Interest payments and to pay the ERS a share of appreciation would be terminated if the Company tendered an executed deed to the golf course property to the ERS in accordance with the terms of the amendment.

     In January 1993, The Lihue Plantation Company, Limited ("Lihue") obtained a ten-year $13,250 loan used to fund the acquisition of Lihue's power generation equipment. The $13,250 loan, constituting "Senior Indebtedness" under the COLAs' Indenture, consists of two ten-year amortizing term loans of $10,000 and $3,250, respectively, payable in forty consecutive installments commencing July 1, 1993 in the principal amount of $250 and $81, respectively (plus interest). The remaining balance of the $3,250 loan was fully repaid in January 1997. The $10,000 loan has an outstanding balance of $3,862 as of September 30, 1998 and bears interest at a rate equal to prime rate (8.5% at September 30, 1998) plus three and one half percent. Lihue has purchased an interest rate agreement which protects against fluctuations in interest rates and effectively caps the prime rate at eight percent for the first seven years of the loan agreement. The loan is secured by the Lihue power generation equipment, sugar inventories and receivables, certain other assets and real property of the Company and has limited recourse to the Company and certain other subsidiaries.

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)


     In October 1993, Waikele Golf Club, Inc. ("WGCI"), a wholly-owned subsidiary of the Company that owns and operates the Waikele Golf Course, obtained a five year $20,000 loan facility from two lenders. The loan consisted of two $10,000 amortizing loans. Each loan bore interest only for the first two years and interest and principal payments based upon an assumed 20 year amortization period for the remaining three years. The loans bore interest at prime plus 1/2% and LIBOR (5.660% at September 30, 1998) plus 3%, respectively. In February 1997, WGCI entered into an amended and restated loan agreement with the Bank of Hawaii, whereby the outstanding principal amount of the loan was increased to $25,000, the maturity date was extended to February 2007, the interest rate was changed to LIBOR plus 2% until the fifth anniversary and LIBOR plus 2.5% thereafter and principal is to be repaid based on a 30-year amortization schedule. The loan is secured by WGCI's assets (the golf course and related improvements and equipment), is guaranteed by the Company, and is considered "Senior Indebtedness" (as defined in the Indenture relating to the COLAs). As of September 30, 1998, the outstanding principal balance was $24,607, with scheduled remaining annual principal maturities of $60 in 1998, $248 in 1999 through 2006 and the balance of $22,563 in 2007.

     In December 1996, Amfac Property Development Corp. ("APDC"), a wholly-owned subsidiary of the Company, obtained a $10,000 loan facility from a Hawaii bank. The loan is secured by a mortgage on property under development at the mill-site of Oahu Sugar (the sugar plantation was closed in 1995), and is considered "Senior Indebtedness" (as defined in the Indenture relating to the COLAs). The loan bears interest at the bank's base rate (8.5% at September 30, 1998) plus .5% and matures on December 1, 1998. In November 1998, APDC sold certain mill-site property which served as collateral for the $10,000 City Bank loan for an approximate sales price of $7,690 in cash plus 2% of the gross sales price of subsequent parcel sales of all or any portion of the property by the purchaser. The bank required $6,000 of the sales proceeds as a principal reduction on the loan in order to release the collateral. APDC received a one-year extension on the $4,000 remaining balance of the loan which is secured by another parcel at the mill-site. The extended loan bears interest at the bank's base rate (8.5% at September 30, 1998) plus 1.25% and matures on December 1, 1999.

     In September 1998, Amfac Property Investment Corporation. ("APIC"), a wholly-owned subsidiary of the Company, purchased Tobishima Pacific, Inc.'s ("TPI") 50% ownership interest in the 96-acre beachfront parcel commonly referred to as Kaananpali North Beach for $12,000. APIC paid $2,400 in cash and signed a note for $9,600. The note is secured by a mortgage on the property in favor of TPI and is considered "Senior Indebtedness" (as defined in the Indenture relating to the COLAs). The note is payable in five annual installments in the principal amount of $1,920 beginning in September 1999. The note bears interest of 8.5% and is payable quarterly beginning in December 1998.

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)


(5)  SEGMENT INFORMATION

     Agriculture and Property comprise separate industry segments of the Company. Operating Income-Other consists primarily of unallocated overhead expenses and Total Assets-Other consists primarily of cash and deferred expenses. Total assets at the balance sheet dates and capital expenditures, operating income (loss) and depreciation and amortization during the nine months ended September 30, 1998 and 1997 are set forth below by each industry segment:


                                          September 30,  December 31,
                                             1998            1997
                                         ------------    ------------

Total Assets:
  Agriculture . . . . . . . . . . . . .       $202,964        222,693
  Property. . . . . . . . . . . . . . .        240,220        222,745
  Other . . . . . . . . . . . . . . . .         28,450         18,807
                                              --------       --------

                                              $471,634        464,245
                                              ========       ========


                                                 Nine Months Ended
                                                   September 30,
                                             ------------------------
                                                1998           1997
                                              --------       --------
Capital Expenditures:
  Agriculture . . . . . . . . . . . . .       $  1,519          1,474
  Property. . . . . . . . . . . . . . .         13,582            458
  Other . . . . . . . . . . . . . . . .          --                13
                                              --------       --------
                                              $ 15,101          1,945
                                              ========       ========

Operating income (loss):
  Agriculture . . . . . . . . . . . . .       $ (4,603)        (3,562)
  Property. . . . . . . . . . . . . . .         (2,302)        (2,237)
  Other . . . . . . . . . . . . . . . .         (2,010)        (3,147)
                                              --------       --------
                                              $ (8,915)        (8,946)
                                              ========       ========

Depreciation and amortization:
  Agriculture . . . . . . . . . . . . .       $  3,320          2,953
  Property. . . . . . . . . . . . . . .          1,574          1,574
  Other . . . . . . . . . . . . . . . .              4             45
                                              --------       --------
                                              $  4,898          4,572
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

                                                 1997
                                               --------
    Qualified Allowance calculated. . . . .    $ 10,082
    Qualified Allowance paid. . . . . . . .       --
    Cumulative deficiency of Qualified
     Allowance at end of year . . . . . . .    $ 64,489

     The Qualified Allowance for 1998, which will not be calculated until the year is completed, is not expected to be paid. Net Cash Flow was $0 for 1997 and is expected to be $0 for 1998.

                       AMFAC/JMB HAWAII, L.L.C.

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

     The Company, its subsidiaries, and their joint ventures reimburse Northbrook, JMB and their affiliates for direct expenses incurred on their behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's or its subsidiaries' and the joint ventures' operations. The total of such costs was approximately $495 for the nine months ended September 30, 1998 and approximately $600 for the nine months ended September 30, 1997. As of September 30, 1998, the amount due Northbrook totaled $1,102 related to these costs. In addition, as of September 30, 1998, the current portion of amounts due to affiliates includes $9,106 of income tax payable related to the Class A COLA Redemption Offer (see note 3). Also, the Company pays a non-accountable reimbursement of approximately $30 per month to JMB or its affiliates in respect of general overhead expense, all of which was paid as of September 30, 1998.

     JMB Insurance Agency, Inc. earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those available to the Company in similar dealings with unaffiliated third parties. The total of such commissions for the nine months ended September 30, 1997 was approximately $657 and approximately $605 for the nine months ended September 30, 1998, all of which was paid as of September 30, 1998.

     Northbrook and its affiliates allocate certain charges for services to the Company based upon the estimated level of services. Such charges totaled $658 and $733 for the nine months ended September 30, 1998 and September 30, 1997, respectively. The affiliated charges for the nine months ended September 30, 1998 were offset by $6 of charges for services provided by the Company for Northbrook. As of September 30, 1998, on a net basis, the amount due Northbrook totaled approximately $1,616 related to these services. These services and costs are intended to reflect the Company's separate costs of doing business and are principally related to the inclusion of the Company's employees in the Northbrook pension plan, payment of severance and termination benefits and reimbursement for insurance claims paid on behalf of the Company. All amounts described above, deferred or currently payable, do not bear interest and are expected to be paid in future periods.

     In February 1997 the affiliate loans (see Note 2), along with certain other amounts due Northbrook, were converted into a new $104,759 ten-year note payable. The new note is payable interest only and accrues interest at the prime rate plus 2%. The Company borrowed an additional $16,628 during 1997 and $24,828 during the nine months ended September 30, 1998 to fund COLA Mandatory Base Interest payments and other operational needs from a subsidiary of Northbrook under a separate note which is payable interest only and accrues at the prime rate plus 2%. In October 1997, the Company

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)


repaid $7,000 of the amount due the affiliate. In connection with such affiliated loans, the Company incurred interest expense of approximately $8,629 for the nine months ended September 30, 1997 and approximately $11,275 for the nine months ended September 30, 1998. The total amount due Northbrook and its subsidiary as of September 30, 1998 was $161,392, which includes accrued interest of $2,056. Pursuant to the Indenture relating to the COLAs, the amounts borrowed from Northbrook are considered "Senior Indebtedness" to the COLAs.


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

     The Company's Property segment had contractual commitments (related to project costs) of approximately $3,203 as of September 30, 1998.
Additional development expenditures are dependent upon the Company's ability to obtain financing for such costs and on the timing and extent of property development and sales.

     As of September 30, 1998, certain portions of the Company's land not currently under development or used in sugar operations are mortgaged as security for approximately $6,235 of performance bonds related to property development.

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)


(9)  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1997 are as follows:


    Deferred tax (assets):
      Postretirement benefits . . . . . . . . . . . . .   $ (21,206)
      Interest accruals . . . . . . . . . . . . . . . .      (3,021)
      Other accruals. . . . . . . . . . . . . . . . . .      (3,274)
                                                          ---------

                Total gross deferred tax assets . . . .     (27,501)
                                                          ---------

    Deferred tax liabilities:
      Accounts receivable, related to profit on
        sales of sugar. . . . . . . . . . . . . . . . .       3,960
      Inventories, principally due to sugar production
        costs, capitalized costs, capitalized interest
         and purchase accounting adjustments. . . . . .      (1,422)
      Plant and equipment, principally due to
        depreciation and purchase accounting
        adjustments . . . . . . . . . . . . . . . . . .       8,759
      Land and land improvements, principally
        due to purchase accounting adjustments. . . . .      84,004
      Deferred gains, due to installment sales
        for income tax purposes . . . . . . . . . . . .       7,456
      Investments in unconsolidated entities,
        principally due to purchase accounting
        adjustments . . . . . . . . . . . . . . . . . .      13,220
                                                          ---------
                Total deferred tax liabilities. . . . .     115,977
                                                          ---------

                Net deferred tax liability. . . . . . .   $  88,476
                                                          =========


(10)  ADJUSTMENTS

     In the opinion of the Company, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1998 and for the nine months ended September 30, 1998 and 1997.

                        AMFAC/JMB FINANCE, INC.

                            Balance Sheets

               September 30, 1998 and December 31, 1997

         (Dollars in thousands, except per share information)

                              (Unaudited)


                              A s s e t s
                              -----------

                                      September 30,     December 31,
                                         1998              1997
                                     -------------      ------------

Cash. . . . . . . . . . . . . . . .        $      1                1
                                           ========         ========


  L i a b i l i t y   a n d   S t o c k h o l d e r ' s   E q u i t y
  -------------------------------------------------------------------

Repurchase obligation (note 2)

Common stock, $1 par value;
  authorized, issued and
  outstanding - 1,000 shares. . . .       $       1                1
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

(3)  REPURCHASE OBLIGATION

     On March 14, 1989, AJF and a subsidiary of Northbrook (Amfac/JMB Hawaii, L.L.C.) entered into an agreement (the "Repurchase Agreement") concerning AJF's obligation (on June 1, 1995 and 1999) to repurchase, upon request of the holders thereof, the Certificate of Land Appreciation Notes due 2008 ("COLAs"), to be issued by Amfac/JMB Hawaii, L.L.C. in conjunction with the acquisition of Amfac/JMB Hawaii, L.L.C. A total aggregate principal amount of $384,737 of COLAs were issued during the offering, which terminated on August 31, 1989. The COLAs were issued in two units consisting of one Class A and one Class B COLA. As specified in the Repurchase Agreement, the repurchase of the Class A COLAs may have been requested of AJF by the holders of such COLAs on June 1, 1995 at a price equal to the original principal amount of such COLAs ($.500) minus all payments of principal and interest allocated to such COLAs. The cumulative interest paid per Class A COLA through June 1, 1995 was $.135. The repurchase of the Class B COLAs may be requested of AJF by the holders of such COLAs on June 1, 1999 at a price equal to 125% of the original principal amount of such COLAs ($.500) minus all payments of principal and interest allocated to such COLAs. Northbrook Corporation, the parent of the Company, is currently working to generate sufficient funds to meet the maximum potential repurchase obligation. Although there can be no assurance that these efforts will be successful, the Company is hopeful that the funds necessary to meet the repurchase obligations will be raised.

Failure to meet the repurchase obligation could lead to a claim against Finance and, in turn, Northbrook. To date, the cumulative interest paid per Class A and Class B COLA is approximately $.205 and $.205, respectively.

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

     In recent years, the Company has funded its cash requirements primarily through the use of long-term financings, borrowings from Northbrook and revenues generated from the development and sale of its properties. Significant short-term cash requirements relate to the funding of agricultural deficits, interest expenses, costs to process the SMA permit for North Beach, development costs on Oahu and Maui and overhead expenses. At September 30, 1998, the Company had cash and cash equivalents of approximately $21.1 million. The Company intends to use its cash reserves, land sales proceeds and proceeds from new financings or joint venture arrangements to meet its short-term liquidity requirements. However, there can be no assurance that new financings can be obtained or property sales consummated. The Company's land holdings on Maui and Kauai are its primary sources of future land sale revenues. However, due to current market conditions, the difficulty in obtaining land use approvals and the high development costs of required infrastructure, the Company does not believe that it will be able to generate significant amounts of cash in the short-term from the development of these lands. As a result, the Company is marketing for sale certain unentitled agricultural and conservation parcels.

     The Company has placed a relatively large portion of its land holdings on the market to generate cash to finance the Company's operations, to meet debt service requirements and to raise cash should the holders exercise their right to sell back to the Company their Class B COLAs on June 1, 1999. The Company has approximately 2,000 acres on Kauai of land currently listed for sale. Additionally, the Company expects to list another 300 to 400 acres on Maui and another 400 to 500 acres on Kauai before year end. These lands consist primarily of unentitled, agricultural and conservation parcels. Significant interest has been expressed in many of these parcels and some are under contract for sale for aggregate sales prices exceeding $6 million. However, these contracts often have due diligence investigation periods which allow the purchasers to terminate the agreements. It is difficult to predict how successful the Company will be in selling these lands at acceptable prices.

     During the first nine months of 1998, the Company generated approximately $31.3 million of land sales of which $16 million came from the sale of the 6,700 acre Kealia parcel in June 1998. The Company has received $5.5 million in cash at closing from the sale of the Kealia parcel; the remaining $10.5 million is payable (pursuant to the terms of a first mortgage note) in three equal installments due in late 1998 and early 1999. The 740-acre Olowalu parcel on Maui closed in September 1998 for a sales price of $9.6 million, paid in cash at closing. The Company was able to lease back approximately 600 acres of the mauka ("towards the mountains") portion of Olowalu for its agricultural operations. While the Company is pursuing other bulk parcel sales, there can be no assurances that any such sales will be consummated. Additionally, the Company generated $3.8 million of land sales related to Kaanapali Golf Estates and $1.9 million primarily from the sale of unentitled agricultural and conservation land parcels on Kauai and Hawaii.

     During all of 1997, the Company generated approximately $21.2 million of land sales, of which $4.8 million came from land related to Kaanapali Golf Estates on Maui, $5.2 million from the four remaining oceanfront residential lots at Kai Ala Place on Maui and $7.4 million was from the sale of unentitled, agricultural and conservation land parcels on Kauai and the Big Island of Hawaii.

     The Company continues to implement certain cost savings measures and to defer certain development costs and capital expenditures for longer-term projects. The Company's Property segment expended approximately $10.1 million in project costs during 1997 and anticipates expending approximately $10.3 million in project costs during 1998. As of September 30, 1998, contractual commitments related to project costs totaled approximately $3.2 million.

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

     In February 1998, the Company announced the relocation of the headquarters for its real estate development division from Honolulu to Kaanapali, Maui. Due to poor market conditions on Kauai and a shortage of land inventory on Oahu, the focus of the Company's land development operations is expected to be on Maui. In connection with the office re-location, four executives and one administrative person resigned their positions with the Company. These changes are expected to result in one-time termination and relocation costs of $.5 million during 1998. Annual recurring cost savings are expected to be approximately $.7 million from lower compensation, rent and other employee-related costs. The Company has recently hired a new president, a Maui resident, for the land development operations. The Company is currently organizing a local management team for the Maui development office which the Company believes will be more effective in coordinating its planning and entitlement efforts, and in dealing with and responding to community concerns.

     The sugar industry in Hawaii has experienced significant difficulties for a number of years. Growers in Hawaii have long struggled with high costs of production, which have led to the closure of many plantations, including Oahu Sugar Company. Transportation costs of raw sugar to the C&H refinery are also significant. Over the years, the Company has implemented numerous cost reduction and consolidation plans.

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

     The Company is currently completing the 1998 harvest campaign. Decisions regarding the future of the Company's sugar operation will be made this fall during the Company's normal planning and budgeting process after taking into account the actual 1998 operating results and forecasts for the upcoming year. There can be no assurances that the Company will continue with sugar production in the future.

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

     After several months of discussions with prospective purchasers, the Company reached an agreement with the State of Hawaii pursuant to which the State will purchase the stock or substantially all of the assets of WIC for $8.5 million (which includes 450 acres of conservation land). The purchase was subject to state legislative approval which was obtained in May 1998. Closing remains conditional upon other factors. The purchase agreement has been further extended after an initial expiration on October 3, 1998. If the sale is not consummated, WIC will then decide whether to re-negotiate the fee for delivery of water through the system. Finally, if improvements cannot be made in either the pricing or volume of Waiahole Ditch water, WIC will consider reducing or terminating the operations of the Waiahole Ditch.

Such a closure or limitation of the Waiahole Ditch would not have a material adverse effect on the Company's financial condition or on its results of operations.

     The Company is currently negotiating with a potential buyer for the sale of its water utility business on West Maui, the Kaanapali Water Corporation.

     The Company has received a commitment of $1.5 million in federal funding under the Rural Economic Transition Assistance - Hawaii program. The Company has identified various new agricultural crops in which these "matching funds" are to be used by the Company.

     During the first nine months of 1998, cash increased by approximately $12 million from December 31, 1997. Net cash used in operating activities of $3.8 million and in investing activities of $17.6 million was primarily provided by $24.8 million of long-term financing proceeds from Northbrook and $9.6 million of additional debt related to the acquisition of Tobishima Pacific, Inc.'s (TPI's) 50% ownership interest in the 96 acre parcel at North Beach (as discussed below) partially offset by principal loan repayments on other long-term debt of approximately $1.1 million.

     During the first nine months of 1998, net cash flow used in operating activities was $3.8 million, as compared to net cash used in operating activities of $3.4 during the first nine months of 1997. The $.4 million increase in cash flow used in operating activities during the first nine months of 1998 as compared to the first nine months of 1997 was due primarily to a $10 million increase in receivables related to the sale of land parcels of Kealia of approximately $10.5 million offset in part by (i) the $8.5 million decrease in inventory primarily due to increased land sales for the first nine months of 1998 as compared to the first nine months of 1997 and (ii) a $1.5 decrease in cash used in operating activities for accrued expenses for the first nine months of 1998 compared to the first nine months of 1997.

     During the first nine months of 1998, net cash flow used in investing activities was $17.6 million as compared to $7.4 million during the first nine months of 1997. The $10.2 million increase in net cash used in investing activities was principally due to (i) an increase in property additions of $13.2 million primarily due to the acquisition of TPI's 50% ownership interest in North Beach (as discussed below) and (ii) a decrease of $4.1 million in other assets during the first nine months of 1998 primarily due to the reclassification of a note receivable recorded in connection with a prior year land sale from noncurrent to current. The note which is due in 1999, has an outstanding balance of approximately $1.1 million and is classified in current receivables at September 30, 1998.

     During the first nine months of 1998, net cash flow provided by financing activities increased to $33.3 million from $20.6 million during the first nine months of 1997. The $12.7 million increase is due primarily to (i) an increase in net advances by affiliates totaling $24.8 million during the first nine months of 1998 as compared to $16.6 million during the first nine months of 1997 (see Note 4) and (ii) $9.6 million of additional debt related to the acquisition of TPI's 50% ownership interest in the 96 acre parcel of North Beach compared to $5.0 million of additional long-term financing primarily related to the loan secured by the golf course owned by WGCI in the first nine months of 1997. These amounts were also partially offset by $1.1 million and $.8 million of principal loan repayment on long-term debt in the first nine months of 1998 and 1997, respectively.

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

     The Company and its parent, Northbrook, are currently working to generate sufficient funds to meet the maximum potential repurchase obligation. Although there can be no assurances that these efforts will be successful, the Company is hopeful that the funds necessary to meet the repurchase obligations will be raised. Failure to meet the repurchase obligations could lead to a claim against AJF and, in turn, Northbrook.

     The COLAs were issued in units consisting of one Class A COLA and one Class B COLA. The repurchase of the Class B COLAs on June 1, 1999 may be required of AJF by the holders of such COLAs at a price equal to 125% of the original principal amount of such COLAs ($500) minus all payments of principal and interest allocated to such COLAs. As of December 31, 1997, the Company had approximately 156,000 Class A COLAs units and approximately 286,000 Class B COLAs units outstanding, with a principal balance of approximately $78 million and $143 million, respectively. The Company estimates that assuming only 4% per annum interest payments ("Mandatory Base Interest") is paid that the redemption price for the Class B COLAs at June 1, 1999 would be approximately $410 per unit. Therefore, the maximum potential repurchase obligation would be $117.3 million. At March 31, 1998, the cumulative interest paid per Class A COLA unit and Class B COLA unit was approximately $205 and $205, respectively.

     On January 30, 1998, Amfac Finance Limited Partnership ("Amfac Finance"), an Illinois limited partnership and an affiliate of the Company extended a tender offer to purchase (the "Class B Tender Offer") up to $65.4 million principal amount of separately Certificated Class B COLAs ("Separate Class B COLAs") for cash at a unit price of $375 to be paid by Amfac Finance on each Separate Class B COLA on or about March 24, 1998.
The maximum cash to be paid under the Class B Tender Offer is $49.0 million (130,842 Separate Class B COLAs at a unit price of $375 each). Approximately 62,857 Separate Class B COLAs were submitted to Amfac Finance for repurchase pursuant to the Class B Tender Offer requiring an aggregate payment by Amfac Finance of approximately $23.6 million on March 31, 1998. The Class B Tender Offer will not reduce the outstanding indebtedness of the Company. The Separate Class B COLAs to be purchased by Amfac Finance pursuant to the Class B Tender Offer will remain outstanding pursuant to the terms of the Indenture. Except as provided in the last sentence of this paragraph, Amfac Finance will be entitled to the same rights and benefits of any other holder of Class B COLAs, including having the right to have AJF repurchase on June 1, 1999, the separate Class B COLAs that it owns. Amfac Finance has not yet determined whether it will require AJF to repurchase its separate Class B COLAs. Because Amfac Finance is an affiliate of the Company, Amfac Finance will not be able to participate in determining whether the holders of the required principal amount of debt under the Indenture have concurred in any direction, waiver or consent under the terms of the Indenture.

     As a result of the Class B Tender Offer, the Company recognized $7.9 million of taxable gain in accordance with income tax regulations for certain transactions with affiliates. Such gain is treated as cancellation of indebtedness income for income tax purposes only, and accordingly, the income taxes related to the Class B Tender Offer (approximately $3.1 million) will be indemnified by Northbrook through the tax agreement
(note 1).

     On October 23, 1998, Amfac Finance extended a Tender Offer to Purchase (the "Tender Offer") up to approximately $22.5 million Principal amount of Jointly Certified Class A and B COLAs (together "COLA Units") for cash at a unit price of $460 to be paid by Amfac Finance on each COLA Unit on or about December 23, 1998. The maximum cash to be paid under the Tender Offer is approximately $10.4 million (22,500 COLA Units at a unit price of $460 for each COLA Unit). (The Tender Offer will not reduce the outstanding indebtedness of the Company.) The COLA Units purchased by Amfac Finance pursuant to Tender Offer will remain outstanding pursuant to the terms of the Indenture that governs the terms of the COLAs (the "Indenture"). Except as provided in the last sentence of this paragraph, Amfac Finance will be entitled to the same rights and benefits of any holder of COLA Units, including having the ability to have AJF to repurchase on June 1, 1999, the COLA Units that it owns. Amfac Finance has not yet determined whether it will require AJF to so repurchase the COLA Units which it will own on such date. Since Amfac Finance is an affiliate of the Company, Amfac Finance will not be able to participate in determining whether holders of the required principal amount of debt under the Indenture have concurred in any direction, waiver or consent under the terms of the Indenture.

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

     The Company has received independent appraisals indicating that the appraised value of substantially all of its gross assets as of December 31, 1996, was approximately $653 million. Based upon the appraisals, the Company was able to meet the Value Maintenance Ratio as of December 31, 1996. As of December 31, 1997, the Fair Market Value of the gross assets of the Company was determined by Company management. It should be noted that pursuant to the Indenture the concept of Fair Market Value is intended to represent the value that an independent arm's-length purchaser, seeking to utilize such asset for its highest and best use would pay, taking into consideration the risks and benefits associated with such use or development, current restrictions on development (including zoning limitations, permitted densities, environmental restrictions, restrictive covenants, etc.) and the likelihood of changes to such restrictions; provided, however, that with respect to any Fair Market Value determination of all of the assets of the Company, such assets shall not be valued as if sold in bulk to a single purchaser. Although the Company believes the value of certain of its assets as of December 31, 1997, may be lower than their value one year earlier, the Company believes that the values were sufficient to be in compliance with the Value Maintenance Ratio. The Company is currently appraising the value of its gross assets and anticipates that such value may be lower than in previous years. Although the Company expects that the values will be sufficient to be in compliance with the Value Maintenance Ratio on December 31, 1998, there can be no assurance that such ratio will be met. There can be no assurance that the Company will be able to sell its real estate assets for their aggregate appraised value. Because of the size and diversity of the real estate holdings of the Company and the uncertainty of the Hawaii real estate market, it is likely that it would take a considerable period of time for the Company to sell its assets. In recent years, the Company has sold some of its real estate for less than their appraised value to meet cash needs. In addition, the aggregate value of the Company's assets could be negatively affected by the recent financial difficulties in Southeast Asia and Japan.

     The Company uses the effective interest method and as such interest on the COLAs is accrued at the Mandatory Base Interest rate (4% per annum). The Company has not generated a sufficient level of Net Cash Flow to pay Contingent Base Interest (interest in excess of 4%) on the COLAs (see
Note 3) from 1990 through 1997. Contingent Base Interest through 2008 is payable only to the extent of Net Cash Flow. Net Cash Flow for any period is generally an amount equal to 90% of the Company's net cash revenues, proceeds and receipts after payment of cash expenditures, excluding federal and state income taxes and after the establishment by the Company of reserves. At December 31, 2008, Contingent Base Interest may also be payable to the extent of Maturity Market Value. Maturity Market Value generally means 90% of the excess of the Fair Market Value of the Company's assets at maturity over its liabilities (including Qualified Allowance (described in the next paragraph), but only to the extent earned and payable from Net Cash Flow generated through maturity) at maturity. Approximately $109.7 million of the $117.3 million cumulative deficiency of Contingent Base Interest related to the period from August 31, 1989 (Final Issuance Date) through September 30, 1998 has not been accrued in the accompanying consolidated financial statements as the Company believes that it is not probable at this time that a sufficient level of Net Cash Flow will be generated in the future or that there will be sufficient Maturity Market Value as of December 31, 2008 (the COLA maturity date) to pay any such unaccrued Contingent Base Interest. The following table is a summary of Mandatory Base Interest and Contingent Base Interest for the nine months ended and the year ended December 31, 1997 (dollars are in millions):

                                                 1998      1997
                                               --------  --------

Mandatory Base Interest paid. . . . . . . . .  $    8.8       8.8
Contingent Base Interest paid . . . . . . . .               --
Cumulative deficiency of Contingent
  Base Interest at end of year. . . . . . . .  $  117.3     107.4

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

                                                       1997
                                                     --------

      Qualified Allowance calculated. . . . . . . .  $   10.1
      Qualified Allowance paid. . . . . . . . . . .     --
      Cumulative deficiency of Qualified
        Allowance at end of year. . . . . . . . . .  $   64.5

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

     YEAR 2000

     The year 2000 issue is the result of computer programs being written using two digits rather than four to define a year. Consequently, any computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions or engage in other normal business activities.

     The Company is reviewing its computer systems for year 2000 compliancy. The Company has completed an internal assessment of its information system technology and currently does not anticipate any hardware upgrade; however, it had determined a need to upgrade portions of the Company's software so that its computer systems would function properly with respect to dates in the year 2000 and thereafter.

     The Company has completed an internal review of its accounting, human resources and payroll applications which are supported by approximately six different major software vendors. Except for the golf course and water company division, the Company has received software upgrades for the financial, human resources and payroll applications and expects to complete testing and implementation of the new software upgrades by the end of 1998.

The Company has not incurred and does not expect to incur any costs with respect to the testing and implementation of the software upgrades. The accounting systems at the golf courses and the water company are not yet year 2000 compliant. The Company currently expects new accounting system software to be tested and implemented by the end of June 1999 at a cost of approximately $60,000 to $80,000. However, in the event the Company's system reveals that, contrary to software vendors claims, the system upgrades or new software are not year 2000 compliant, the Company believes it has the ability to make the necessary changes through the use of third party consultants as well as the utilization of internal resources. The Company does not have an estimate of the length of time which could potentially be required to make these changes, nor an estimate of the costs involved to make such changes.

     The Company's agriculture operations are testing and reviewing its operational systems at certain of its plantations. At those locations where a review has not been performed and/or completed, reviews are expected to be completed by the end of the first quarter of 1999. The agriculture operations have also begun identifying and contacting key third party vendors with whom these operations have a material relationship to determine their year 2000 readiness and expect to have completed contacting its key vendors by the end of 1998. If these vendors are not year 2000 compliant or are unsuccessful in their efforts to become year 2000 compliant, a disruption in service and supplies may result in the inability of the Company to process and deliver its agricultural products to market. The subsequent loss in revenues may have a material adverse effect on the financial position of the Company.

     The Company's Property operations (which includes the development and sales activities of the Company's land and the Company's golf course operations as well as the Company's water operations) are anticipated to begin testing and review of their operational systems in the fourth quarter of 1998. Reviews are expected to be completed by the second quarter of 1999. It is intended that key third party vendors with whom these operations have a material relationship will be contacted by the second quarter of 1999 to determine their year 2000 readiness. If these vendors are not year 2000 compliant or are unsuccessful in their efforts to become year 2000 compliant, a disruption in service and/or supplies may disrupt the Company's conduct of its real estate activities, golf course operations and/or its water deliveries. A resulting loss in revenues might have a material adverse effect on the financial position of the Company.

     The Company's transfer agent has been upgrading its computer systems so that its computer systems will function properly with respect to dates in the years 2000 and thereafter. The Company's transfer agent anticipates testing its computer systems in primarily the fourth quarter of 1998. The Company has no contingency plans in place in the event that the Company's transfer agent systems upgrades are not year 2000 compliant.

     The Company is in the preliminary stages of making an assessment of its non-information technology systems (such as its telephone, sprinkler and alarm systems). Efforts will be made to contact the appropriate third party vendors to determine their year 2000 compliancy. This assessment is expected to be completed by the end of June 1999. The Company does not have an estimate of the cost, if any, that may be required to make its non-information systems year 2000 compliant. In addition, the Company will be contacting the various banks, insurance companies and state regulatory agencies with whom the Company has material relationships to determine their year 2000 readiness. The Company will make efforts to receive responses from these entities by June 1999.

     If the steps taken by the Company and its vendors to be year 2000 compliant are not successful, the Company could experience various operational difficulties. These could include, among other things, an inability to process transactions to the correct accounting period, difficulties in posting general ledger interfaces, an inability to process computer-generated checks, bank transactions posted to the wrong periods, and the failure of scheduling applications which are date sensitive.

     The Company currently has no contingency plans in place in the event it does not complete all phases of the year 2000 compliance program. The Company plans to continue to monitor the on-going results of the review and testing phases as well as the status of completion to determine whether such a plan is necessary.

     The foregoing discussion of year 2000 issues and the Company's responses thereto is based upon information presently known and certain assumptions and estimates (including those relating to costs and timing of remediation) currently made by the Company, as well as statements and representations made to the Company by its third party vendors. There are various risks that assumptions and estimates made by the Company will not prove to be correct, that delays in testing or remediation may occur and/or that significant additional remediation efforts may be required. In addition, the Company is also relying on the efforts and statements and representations of third parties, in particular its third party software vendors. Accordingly, the information concerning the year 2000 issues and the Company's responses thereto, including the nature, extent, timing and cost of the Company's remediation efforts, are subject to change and such changes could be material. In addition, there is no assurance that the software applications and packages currently believed to be year 2000 compliant will prove to be so after testing.

     Selling, general and administrative costs deceased for the three and nine months ended September 30, 1998 as compared to the three and nine months ended September 30, 1997 due primarily to payroll savings associated with the Company's restructuring in early 1997.

     Interest expense increased for the three and nine months ended September 30, 1998 as compared to the three and nine months ended
September 30, 1997 due to additional affiliated financing.

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

     During the first nine months of 1998, agriculture revenues were $23.0 million as compared to $25.8 million in the first nine months of 1997.

     Agricultural revenues and cost of sales increased for the three months ended September 30, 1998 as compared to the three months September 30, 1997 while agricultural revenues and costs of sales decreased for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 due primarily to the timing of sugar production and related sales as a result of the delay of the sugar harvest season attributable to the timing of the sugar union negotiations and contract ratification. The delay in the sugar harvest resulted in a higher level of sugar sales for the three months ended September 30, 1998 as compared to the same three month period in 1997 while the decrease in sugar sales for the nine months ended September 30, 1998 as compared to the same period for 1997 was due to the decrease in tons produced. For the nine months ended September 30, 1998, the Company sold approximately 57,905 tons of sugar, a 14.7% decrease over the same period in 1997. The average price of sugar sold for the nine months ended September 30, 1998 of approximately $358 represents a .3% decrease over the average price for the nine months ended September 30, 1997. The Company harvested approximately 6,980 and 9,201 acres for the nine months ended September 30, 1998 and 1997, respectively.

     For the three months ended September 30, 1998, the Company sold approximately 50,052 tons of sugar, a 7.3% increase over the same period in 1997. The average price of sugar sold for the three months ended September 30, 1998 of approximately $358 represents a .5% decrease over the average price for the three months ended September 30, 1997. The Company harvested approximately 5,316 and 5,424 acres for the three months ended
September 30, 1998 and 1997, respectively.

     The operating loss of $4.6 million in the first nine months of 1998 as compared to the $3.7 million in the first nine months of 1997 was due primarily to higher cost of sales per ton of approximately 2%.

     PROPERTY SEGMENT:

     The Company's Property segment is responsible for land planning and development activities; obtaining land use, zoning and other governmental approvals; selling or financing developed and undeveloped land parcels; and the management and operation of the Company's golf course facilities.

     Revenues increased to $48.7 million during the first nine months of 1998 from $33.5 million during the first nine months of 1997. Property revenues include revenues from land sales of approximately $31.3 million and $16.3 million for the first nine months of 1998 and 1997, respectively, and revenues from the operations of the three golf courses owned by the Company of approximately $11.2 million and $11.8 million for the first nine months of 1998 and 1997. Land sales included revenues for the nine months ended September 30, 1998 of approximately $16 million from the sale of the 6,700 area Kealia parcel on Kauai, $9.6 million from the sale of the 740-acre Olowalu parcel on Maui, $3.8 million of land sales related to Kaanapali Golf Estates and $1.9 million primarily from the sale of unentitled agricultural and conservation land parcels on Kauai and Hawaii. The Company has received $5.5 million of the $16 million Kealia parcel sales proceeds and the remaining $10.5 million is payable (pursuant to the terms of a first mortgage note) in three equal installments due in late 1998 and early 1999.

     During the first nine months of 1998, property cost of sales were $44.1 million as compared to $28.3 million in the first nine months of 1997. The $15.8 million increase in costs was due primarily to an increase in sales volume associated with land parcels sold (as discussed above).

     Property sales and cost of sales increased for the three and nine months ended September 30, 1998 as compared to the three and nine months ended September 30, 1997 due to higher sales volume. Operating income deteriorated slightly primarily due to slightly lower margins realized on property sold during 1998 offset in part by lower general and administrative expenses.

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

     The Company's Kahoma and Launiupoko properties (in total approximately 8,000 acres) are considered to be better suited in the near term for agricultural uses and possibly for lower density, more rural developments. To generate cash, the Company has decided to sell certain portions of these land holdings as unentitled parcels, and may consider selling additional portions of these lands based upon market conditions and the cash needs of the Company. The Company expects to list another 300 to 400 acres on Maui before the end of this year.

     KAANAPALI GOLF ESTATES. The Company is marketing Kaanapali Golf Estates ("KGE"), a residential community that is part of the Kaanapali Beach Resort on West Maui. KGE is divided into several parcels and is approved for 340 homesites of which the Company through individual and bulk sales has sold approximately 90 homesites. In May 1997, the Company obtained final subdivision approval for a 32-lot subdivision of one such parcel, referred to as "Parcel 17B". The Company commenced on-site construction of the subdivision improvements for Parcel 17B in August 1997 and completed these improvements in March 1998 at a cost of approximately $1.7 million. During 1997, the Company generated approximately $2.8 million from the sale of 18 lots at Parcel 17B and approximately $2.0 million from the sale of the remaining 6 lots in a nearby parcel referred to as Parcel 14. For the nine months ended September 30, 1998, the Company generated $2.0 million from the sale of twelve lots at Parcel 17B. One additional lot was sold in October 1998 and there is currently one lot available. In May 1998, the Company sold Parcel 18, an 18-lot subdivision in KGE, in bulk for $1.8 million.

     KAI ALA PLACE. In 1995, the Company subdivided an oceanfront parcel commonly known as Kai Ala Place into six single family homesites of approximately one acre each. Two of the lots were sold in 1995 generating sales proceeds of approximately $4.1 million. The remaining four lots were sold in 1997 as a package to a local developer for a "package" price of $5.2 million.

     NORTH BEACH. The Company has received the final county approval needed to develop the Kaanapali Ocean Resort ("KOR"), the Company's 280 unit time share project. The Company has completed the purchase of Tobishima Pacific, Inc.'s ("TPI") 50% ownership interest in the 96-acre beachfront parcel commonly referred to as Kaanapali North Beach. The Company and TPI were unable to agree on key operating decisions related to the development KOR and the future development plan for the entire North Beach property. To break the deadlock on these issues, the Company exercised a buy/sell option with a $12 million stated price and TPI elected to sell its interest. The Company financed 80% of the purchase price for TPI's interest in North Beach and signed a note and first mortgage in favor of TPI for $9.6 million. The note is payable in five equal, annual principal installments beginning in September 1999 and with interest at 8.5% is payable quarterly beginning in December 1998. To obtain final approval for the planned development of the 280-unit KOR, the Company filed an application for a special management area use permit with the County of Maui ("SMA Permit") in March 1997. The Maui Planning Commission held hearings in mid-October 1998 on the Company's SMA Permit application and final action by the Commission was taken on or about October 27, 1998, granting the Company the necessary approvals to proceed with KOR. Although this project may provide substantial long-term benefits, the Company does not expect significant net cash flow over the next few years from this project.

     In connection with the SMA Permit for KOR, the Company signed a settlement agreement with certain Maui citizens who were opposing the project in "contested case hearings". Additionally, several opposing citizens who did not enter into the settlement agreement signed letters agreeing to withdraw from the contested case hearings. The Company submitted the settlement agreement to the Maui Planning Commission in October 1998, which assisted the Company in getting a favorable vote from the Commission on the project. Key provisions of the settlement agreement include a new 10-acre public recreational area on North Beach, a maximum limit of 1,950 units density on North Beach (versus the existing 3,200 units) and a requirement to implement certain drainage improvements associated with the development of the Company's remaining Kaanapali lands.

Concurrent with construction of KOR, the Company plans to begin construction of improvements for a 13-acre public park at Wainee, Maui.
The park land and improvements will be donated by the Company to the County of Maui.

     In February 1997, the Company formed a limited partnership with an affiliate of an experienced time-share development and management company. Kaanapali Ownership Resorts L.P., the new limited partnership, is owned 85% by affiliates of the Company and 15% by Kaanapali Partners Limited Partnership, an affiliate of the owners of The Ridge Tahoe resort in Nevada. Construction plans for KOR are expected to be finalized late this year, and construction is expected to start in early spring 1999. The Company is working with various lenders to obtain construction and other financing for KOR. Sales of time share intervals are scheduled to begin during the summer of 1999.

     In September 1997, the Company and Tobishima entered into an agreement with Maui County providing the County with the option to purchase 33 acres at North Beach (separate from the Site) for $15 million. In connection with receiving the SMA permit for KOR, the Company agreed to extend the option for a period of six to twelve months and to provide alternative park sites for the County's consideration. Specifically, the County could decide to purchase a smaller portion of the original 33 acre option site for the original per acre purchase price. Alternatively, the County could decide to purchase 17 acres located directly to the south of the original option site again for the original per acre purchase price. The Company will work directly with the new County administration and council on this option.

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

     In connection with certain of the Company's land use approvals on Maui, the Company has agreed to provide employee and affordable housing and to participate in the funding of the design and construction of the planned Lahaina/Kaanapali bypass highway. The Company has entered into an agreement with the State of Hawaii Department of Transportation covering the Company's participation in the design and construction of the bypass highway. In conjunction with state urbanization of the Company's Kaanapali Golf Estates project, the Company committed to spend up to $3.5 million, (of which approximately $.8 million has been spent as of June 30, 1998) toward the design of the highway. Due to lengthy delays by the State in the planned start date for the bypass highway, the Company recently funded approximately $1.0 million for the engineering and design of the widening (from 2 to 4 lanes) of the existing highway through the Kaanapali Beach Resort. The Company believes this $1.0 million can be credited against the $3.5 million commitment discussed above. The Company's remaining commitment of another $6.7 million for the construction of the bypass highway is subject to the Company obtaining future entitlements on Maui and the actual construction of the bypass highway. The development and construction of the bypass highway is expected to be a long-term project that will not be completed until the year 2004 or later.

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

     In November 1998, the Company sold certain mill-site property which served as collateral for the $10 million City Bank loan for an approximate sales price of $7.7 million in cash plus 2% of the gross sales price of subsequent parcel sales of all or any portion of the property by the purchaser. The bank required $6 million of the sales proceeds as a principal reduction on the loan in order to release the collateral. The purchaser assumed responsibility for completion of the infrastructure requirements for this portion of the mill-site development project. The Company received a one-year extension on the $4 million remaining balance of the loan which is secured by another parcel at the mill-site. The extended loan bears interest at the bank's base rate (8.5% at September 30, 1998) plus 1.25% and matures on December 1, 1999.

     The Company is currently negotiating contracts for other bulk land sales at this development. The infrastructure for mill-site development was expected to cost approximately $5.9 million, of which $4.0 million has been spent through September 30, 1998. The Company does not anticipate completing additional infrastructure.

     The Waikele Golf Course has experienced a significant drop in play from eastbound tour groups which has depressed rounds, average rate, and as a result, net operating income. The Company has developed and implemented a marketing plan to return the golf course to its previous levels of profitability. It is difficult, however, to predict how effective these efforts will be.

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

     The Company has state urbanization and county zoning for a 552 acre master-planned community known as the Lihue/Hanamaulu Town Expansion, which includes approximately 1,800 affordable and market rate residential units, commercial and industrial facilities and a number of community and other public uses. The Company does not plan to pursue subdivision and building permits for this project until the real estate market on Kauai improves. Once construction commences, the project could span 20 years.

     The Company has decided to sell large portions of its Kauai land holdings which includes primarily 2,000 acres in Kapaa. The Company has certain additional lands also listed for sale; however, many of these are smaller remnant parcels. The Company may consider selling additional portions of these lands based upon market conditions and the cash needs of the Company. The Company expects to list another 400 to 500 acres on Kauai before the end of this year.

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

4.2 Amendment dated as of January 17, 1990 to the Indenture relating to the COLAs. (2)

4.3 $28,097,832 Promissory Note from Amfac, Inc. to Amfac/JMB Hawaii, Inc. Extended and Reissued Effective December 31, 1993. (3)

4.4 The five year $66,000,000 loan with the Employees' Retirement System of the State of Hawaii to Amfac/JMB Hawaii, Inc. as of June 25, 1991. (4)

4.5 $15,000,000 Credit Agreement dated March 31, 1993 among AMFAC/JMB Hawaii, Inc. and Continental Bank N.A (5).

4.6 $10,000,000 loan agreement between Waikele Golf Club, Inc. and ORIX USA Corporation. $10,000,000 loan agreement between Waikele Golf Club, Inc. and Bank of Hawaii. (6)

4.7 $52,000,000 Promissory Note to Northbrook Corporation from Amfac/JMB Hawaii, Inc., effective May 31, 1995. (7)

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

10.24. Amended buy-sell notice dated August 27, 1998 from APIC are filed herewith.

10.25. Assignment and assumption agreement dated September 30, 1998, executed by TPI and APIC are filed herewith.

10.26. Purchase money promissory note secured by mortgage dated September 30, 1998, executed by APIC are filed herewith.

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


                      AMFAC/JMB HAWAII, L.L.C.


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: November 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: November 12, 1998

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMFAC/JMB FINANCE, INC.


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: November 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: November 12, 1998

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMFAC LAND COMPANY, LIMITED


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: November 12, 1998


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


                      AMFAC PROPERTY DEVELOPMENT CORP.


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: November 12, 1998


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


                      AMFAC PROPERTY INVESTMENT CORP.


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: November 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: November 12, 1998

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      H. HACKFIELD & CO., LTD.


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: November 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: November 12, 1998

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      KAANAPALI ESTATES COFFEE, INC.


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: November 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: November 12, 1998

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      KAANAPALI WATER CORPORATION


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: November 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: November 12, 1998

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      KEKAHA SUGAR COMPANY, LIMITED


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: November 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: November 12, 1998

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      THE LIHUE PLANTATION COMPANY, LIMITED


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: November 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: November 12, 1998

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      OAHU SUGAR COMPANY, LIMITED


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: November 12, 1998


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


                      PIONEER MILL COMPANY, LIMITED


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: November 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: November 12, 1998

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      PUNA SUGAR COMPANY, LIMITED


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: November 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: November 12, 1998

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      WAIAHOLE IRRIGATION COMPANY, LIMITED


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: November 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: November 12, 1998

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      WAIKELE GOLF CLUB, INC.


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: November 12, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: November 12, 1998