Form 10-K405
period 1998-12-31
AMFAC JMB HAWAII INC
filed 1999-03-12
CIK 839437

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                         of the Securities Act of 1934

For the fiscal year ended
December 31, 1998                        Commission File Number 33-24180


                           AMFAC/JMB HAWAII, L.L.C.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Hawaii                             36-3109397
      -----------------------        ------------------------------------
      (State of organization)        (I.R.S. Employer Identification No.)

                  For the fiscal year ended December 31, 1998

                      Commission File Number 33-24180-01


                            AMFAC/JMB FINANCE, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Illinois                           36-3611183
      -----------------------        ------------------------------------
      (State of organization)        (I.R.S. Employer Identification No.)

  900 N. Michigan Ave., Chicago, Illinois                  60611
  ---------------------------------------               ----------
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

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. Not applicable.

As of March 8, 1999, all of Amfac/JMB Hawaii L.L.C.'s membership interest is solely owned by Northbrook Corporation, an Illinois corporation, and not traded on a public market.

As of March 8, 1999, Amfac/JMB Finance, Inc. had 1,000 shares of Common Stock outstanding. All such Common Stock is owned by Northbrook
Corporation and not traded on a public market.

The Additional Registrants listed on the following page meet the conditions set forth in General Instruction 11(a) and (b) of Form 10-K and therefore are filing this form with reduced disclosure format.

Certain pages of the prospectus of the registrant dated December 5, 1988 and filed with the Commission pursuant to Rules 424(b) and 424(c) under the Securities Act of 1933 are incorporated by reference in Part III of this Annual Report on Form 10-K.

                          ADDITIONAL REGISTRANTS (1)


                                                   Address, including,
                                                   zip code,
Exact name of     State or other   IRS             and telephone number,
registrant as     jurisdiction of  Employer        including area code of
specified in its  incorporation or Identification  registrant's principal
Charter           organization     Number          executive offices
---------------   ---------------  ------------    -----------------------

Amfac Land        Hawaii           99-0185633      900 North Michigan Avenue
Company, Limited                                   Chicago, Illinois 60611
                                                   312/440-4800

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

                               TABLE OF CONTENTS



                                                               Page
                                                               ----
PART I

Item 1.       Business . . . . . . . . . . . . . . . . . . . .    1

Item 2.       Properties . . . . . . . . . . . . . . . . . . .    8

Item 3.       Legal Proceedings. . . . . . . . . . . . . . . .   13

Item 4.       Submission of Matters to a Vote of
              Security Holders . . . . . . . . . . . . . . . .   13


PART II

Item 5.       Market for the Company's and
              Finance's Common Equity and Related
              Security Holder Matters. . . . . . . . . . . . .   13

Item 6.       Selected Financial Data. . . . . . . . . . . . .   14

Item 7.       Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations. . . . . . . . . . . . . .   15

Item 7A.      Quantitative and Qualitative Disclosures
              About Market Risk. . . . . . . . . . . . . . . .   30

Item 8.       Financial Statements and Supplementary Data. . .   31

Item 9.       Changes in and Disagreements with
              Accountants  on Accounting and
              Financial Disclosure . . . . . . . . . . . . . .   63


PART III

Item 10.      Directors and Executive Officers of
              the Registrant . . . . . . . . . . . . . . . . .   64

Item 11.      Executive Compensation . . . . . . . . . . . . .   66

Item 12.      Security Ownership of Certain Beneficial Owners
              and Management . . . . . . . . . . . . . . . . .   67

Item 13.      Certain Relationships and Related Transactions .   67


PART IV

Item 14.      Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K. . . . . . . . . . . . . . .   72


SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . .   73

                                    PART I

ITEM 1.  BUSINESS

     Amfac/JMB Hawaii, L.L.C. (the "Company") is a Hawaii limited liability company. The Company is wholly-owned by Northbrook Corporation ("Northbrook"). The primary business activities of the Company are land development and sales, golf course management and agriculture. The Company owns approximately 34,000 acres of land located on the islands of Oahu, Maui, Kauai and Hawaii in the State of Hawaii. All of this land is held by the Company's wholly-owned subsidiaries. In addition to its owned lands, the Company leases approximately 49,000 acres of land used primarily in conjunction with its agricultural operations. The Company's operations are subject to significant government regulation.

     In early March 1997, the Company restructured its operations into the following six separate operating divisions: Sugar, Golf, Coffee, Water, Land Management and Real Estate Development. The Company also formed a corporate services division to provide accounting, MIS, human resources, tax and other administrative services for the six operating divisions. At December 31, 1998, the Company and its subsidiaries employed 842 persons.

     In February 1998, the Company announced the relocation of the headquarters for its real estate development division from Honolulu to Kaanapali, Maui. Due to poor market conditions on Kauai and a shortage of land inventory on Oahu, the focus of the Company's land development operations is on Maui. In connection with the office re-location, four executives and one administrative person resigned their positions with the Company. These changes resulted in one-time termination and relocation costs of approximately $.5 million during 1998. Annual recurring cost savings are expected to be approximately $.7 million from lower compensation, rent and other employee-related costs. The Company has hired a new president, a Maui resident, for the Maui development office which the Company believes will improve coordination of its planning and entitlement efforts, and in dealing with and responding to community concerns.

     The Company is the successor to Amfac/JMB Hawaii, Inc. ("A/J Hawaii"). On March 3, 1998, A/J Hawaii was merged (the "Merger") with and into the Company pursuant to an Agreement and Plan of Merger dated February 27, 1998 by and between A/J Hawaii and the Company (which was then named Amfac/JMB Mergerco, L.L.C.). The Merger was consummated to change the Company's entity form from a corporation to a limited liability company. The Company was a nominally capitalized limited liability company which was formed on December 24, 1997, solely for the purpose of effecting the Merger. In the Merger, the Company succeeded to all the assets and liabilities of A/J Hawaii in accordance with the Hawaii Business Corporation Act and the Hawaii Uniform Limited Liability Company Act. In addition, A/J Hawaii, the Company, The First National Bank of Chicago (the "Trustee") and various guarantors entered into a Second Supplemental Indenture dated as of March 1, 1998. Pursuant to the Second Supplemental Indenture, the Company expressly assumed all obligations of A/J Hawaii under the Indenture dated as of March 14, 1989, as amended (the "Indenture") by and among A/J Hawaii, the Trustee and the guarantors named therein and the holders of the Certificates of Land Appreciation Notes due 2008 Class A (the "Class A COLAs") and the holders of the Certificates of Land Appreciation Notes Class B (the "Class B COLAs" and, collectively with the Class A COLAs, the "COLAs"). The Merger did not require the consent of the holders of the COLAs under the terms of the Indenture. The Company has succeeded to A/J Hawaii's reporting obligations under the Securities Exchange Act of 1934, as amended. Unless otherwise indicated, references to the Company prior to March 3, 1998 shall mean A/J Hawaii and A/J Hawaii's subsidiaries.

     The real estate development, golf course operations and agricultural operations of the Company comprise its three primary industry segments, "Property", "Golf" and "Agriculture", respectively. The Company segregates total revenues, operating income (loss), total assets, capital expenditures and depreciation and amortization by each industry segment. The Company owns no patents, trademarks, licenses or franchises which are material to its business.

     All references to "Notes" are to Notes to the Consolidated Financial Statements contained in this report.

     PROPERTY SEGMENT.

     The Company's Property segment is responsible for the following operations: land planning; obtaining land use, zoning and other governmental approvals; development activities and the selling or financing of developed and undeveloped land parcels. Land Management and Real Estate Development operations make up the Property segment. In general, the Company maintains and manages its land holdings until: (i) conditions are favorable for their sale, or (ii) a feasible development plan can be formed and approved. Once the Company has obtained the necessary development approvals ("entitlements"), the Company may elect to either sell the land with its entitlements or develop all or a portion of the land. In the past, the Company has typically done "horizontal" development work, including site work (e.g., grading, excavation) and installation of infrastructure (i.e., roadways and utilities). Once the horizontal development is complete, the Company often sells the "improved" development parcels to homebuilders, shopping center developers and others who will complete the "vertical" development of the site consistent with the Company's original development plans and the entitlements.

     SALES OF AGRICULTURAL PROPERTIES. The Company has placed a substantial portion of its land holdings on the market to generate cash to finance the Company's operations, to meet debt service requirements and to raise cash to redeem on June 1, 1999, such Class B COLAs that are "put" to Amfac/JMB Finance, Inc. ("AJF") (see "Liquidity and Capital Resources" section below). The Company has currently listed for sale approximately 500 acres of land on Kauai and 250 acres on Maui. These lands consist primarily of unentitled agricultural and conservation parcels. Approximately 2,000 acres are under contract for sale with sales prices exceeding $7 million in the aggregate. However, these contracts have due diligence investigation periods which allow the prospective purchasers to terminate the agreements.

There can be no assurance that the signed contracts for sale will in fact close under their current terms or any other terms or that the Company will be successful in selling other lands at acceptable prices. During 1998, 1997 and 1996, the Company generated approximately $26.4 million, $7.4 million and $7.6 million, respectively, in revenue primarily from the sale of unentitled, agricultural and conservation land parcels.

     DEVELOPMENT. Company management actively monitors development opportunities for its land holdings. As development opportunities arise, management typically prepares feasibility analyses to assess the profit potential of the development. As part of the feasibility analyses, management considers factors such as the location and physical characteristics of the property, demographic patterns and perceived market demand, estimated project costs, as well as regulatory and environmental considerations and availability of utilities and governmental services.

     Once a decision is made to proceed with a development project, approvals must be obtained from both the State and County governments in Hawaii. The State of Hawaii Land Use Commission has classified all lands in Hawaii as urban, agricultural or conservation. In general, only lands classified as urban can be developed. Although in some cases agricultural lands can be used for lower density residential developments, agricultural lands are typically not developed. Conservation lands also cannot be developed, and are typically located in heavily forested, mountainous regions and along the oceanfront.

     There are multiple layers of approvals required from the County governments in Hawaii. Initially, a project must be included in the "General" or "Community" plan for the applicable County. Next, the developer must apply for formal zoning. In general, zoning classifications are more detailed than either the State urbanization designation or the general or community plans. Zoning normally addresses the specific use of each parcel of land and the density of the development. The impact of the development on the local community is normally assessed as part of the zoning process. Zoning approvals in Hawaii are typically accompanied by impact fees and required improvements to public facilities and infrastructure, such as roadways, schools, utilities and parks that must be paid for by the developer.

     For oceanfront parcels, a special management area ("SMA") permit must also be obtained from the County government, in addition to general or community plan and zoning approvals. The SMA permitting process allows the County an additional opportunity to review potential environmental, ecological and other impacts from the development, and may also result in additional conditions on, or concessions from, the developer.

     The ability of the Company to develop its properties may be materially adversely affected by State or County restrictions or conditions that might be imposed in certain communities having either inadequate public infrastructure or local opposition to continued growth.

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

     The following table shows the entitlement status of the Company's land holdings (in acres) as of December 31, 1998.

           State Classification                   County Zoning
           ---------------------   ----------------------------------------
          Urban   Agri.    Cons.  Hotel     Com.      Res.    Agri.   Cons.
          -----  ------   ------  -----  ---------   -----   ------   -----
Maui        939   6,431    4,886    106         25   1,061    6,179   4,886

Kauai       722  10,676    9,760    --         343     301   10,638   9,875

Oahu        154     --       468    --          15     --       --      607

Hawaii       24     --       --     --           4      20      --      --
          -----  ------   ------  -----      -----   -----   ------  ------

Total     1,839  17,107   15,114    106        387   1,382   16,817  15,368
          =====  ======   ======  =====      =====   =====   ======  ======

Explanations for the abbreviations used above are as follows:

            Agri. - Agricultural
            Com. - Commercial/Industrial
            Res. - Residential (single or multi-family)
            Cons. - Conservation/Preservation/Open space

     The Company's development projects are described in Item 2 below.

     The Company plans to focus its future development activities on its Maui land holdings located adjacent to the Kaanapali Beach Resort. As a result, the primary competition for the Company's development activities is expected to come from similar types of master-planned resort developments at the Kapalua and Wailea resorts on Maui. To a lesser extent, competition also comes from other master-planned resort communities located on the islands of Kauai and Hawaii, as well as from other states or countries offering resort-type properties.

     MARKET CONDITIONS, REGULATORY APPROVALS AND DEVELOPMENT COSTS. There are a number of current factors that negatively impact the Company's development and land sale activities, including poor market conditions, the difficulty in obtaining regulatory approvals and the high development cost of required infrastructure. As a result, the planned development of many of the Company's land holdings, and the ability to generate cash flow from these land holdings, is expected to be primarily long-term in nature.

     The Hawaii economy experienced a downturn beginning in late 1990 after the Persian Gulf War, a recession in Japan and a slowdown in California's economy. The real estate market in Hawaii was negatively impacted by these events as demonstrated by general decreases in the volume of real estate transactions and a stagnation or decrease in the perceived value and pricing for certain types of real estate. The economy in California has improved, but the Company believes that any rebound in Hawaii real estate is dependent also on improvements in the economies of Hawaii and Japan. Recent economic trends in Japan and much of Southeast Asia contributed to poor market conditions. The Company believes that improvements in tourism arrivals and the length of stay (in Hawaii) will also be important to turning around Hawaii's real estate market. There can be no assurance that Hawaii's real estate market will improve in the near term.

     The current regulatory approval process for a development project can take three to five years or more and involves substantial expense. There is no assurance that all necessary approvals and permits will be obtained with respect to the Company's current and future projects. Generally, entitlements are extremely difficult to obtain in Hawaii. There is often significant opposition to proposed developments from numerous groups including native Hawaiians, environmental organizations, various community and civic groups, condominium associations and politicians advocating no-growth policies, among others.

     The Company is subject to a number of statutes imposing registration, filing and disclosure requirements with respect to its residential real property developments including, among others, the Federal Interstate Land Sales Full Disclosure Act, the Federal Consumer Credit Protection Act, environmental statutes and the State Uniform Land Sales Practices Act.

     GOLF SEGMENT.

     The Company's Golf segment is responsible for the management and operation of the Company's golf course facilities. The Company owns three 18-hole golf courses on certain of its lands. A significant portion of golf revenues in the past has been from eastbound (primarily Japanese) tour groups. Recent economic trends in Japan and much of Southeast Asia have contributed to fewer rounds being played at the higher visitor rates. Improvements in the number of tourist arrivals and length of stay (in Hawaii) may be critical to improving performance of the Company's golf courses. There can be no assurance that such improvements will be obtained in the near term. Due to depressed golf course revenues, on January 1, 1999, the Company did not pay the required interest payment due on the $66 million loan secured by the Kaanapali Golf Courses. The lender issued a default notice, and the Company is currently pursuing renegotiation of the loan. (See note 6 of Notes to Consolidated Financial Statements of the Company.)

     The Company's two golf courses located at the Kaanapali Beach resort on West Maui face strong competition from other resort courses on Maui such as those at Kapalua and Wailea. The Company's golf course located at the Company's completed Waikele project in central Oahu competes with other privately owned and municipal golf courses on Oahu. To a lesser extent, all three of these courses face competition from golf courses on the other islands in the State of Hawaii.

     AGRICULTURE SEGMENT.

     The Company's Agriculture segment is responsible for activities related to the cultivation, processing and sale of sugar cane and coffee. Agriculture's revenues are primarily derived from the sale of raw sugar. Approximately 7,300 acres of the Company's land holdings and approximately 16,000 acres of land leased by the Company are currently under cultivation. The remaining approximately 59,700 acres of land owned and leased by the Company are predominantly conservation land and land appurtenant to the cultivation of sugar cane and do not generate significant revenues.

     The Company owns and operates two sugar plantations on Kauai and one on Maui. The principal competitive factors in the Company's sugar business are sugar yields and processing capabilities and costs.

     SALES & PRICING. The Company's sugar plantations sell all their raw sugar production to the Hawaiian Sugar and Transportation Company ("HSTC"), which is an agricultural cooperative owned by the major Hawaii producers of raw sugar (including the Company). Pursuant to a long term supply contract expiring in the year 2003, HSTC is required to sell, and the California and Hawaiian Sugar Company ("C&H") is required to purchase, all raw sugar produced by HSTC's cooperative members. HSTC remits to its cooperative members the remaining proceeds from its sugar sales after storage, delivery and administrative costs. The Company recognizes revenues and related cost of sales upon delivery of its raw sugar by HSTC to C&H.

     Since HSTC operates as the storage and transportation "arm" of the Hawaii sugar growers, C&H is the ultimate and sole customer for the Company's raw sugar. The loss of C&H could have a material adverse impact on the Company's agricultural operations. The domestic raw sugar price is a price that includes delivery "f.o.b." to New York, New York. As C&H's refinery is located in Crockett, California, there are considerable delivery cost savings that accrue to HSTC and the Company. These delivery costs savings result in a "locational" discount given to C&H in the long-term supply contract. If C&H ceased purchasing the Hawaii growers' raw sugar, HSTC would be free to sell raw sugar to various sugar refineries located on the east coast and along the Gulf of Mexico. It is unlikely that HSTC would provide the "locational" discount to these prospective customers if C&H ceased being the sole customer. Accordingly, the higher costs of storage and delivery would probably be offset by a higher selling price. However, in the absence of C&H, there is no guarantee that HSTC or the Company would be able to locate buyers for raw sugar at acceptable prices.

     The price of raw sugar that the Company receives is based upon the price of domestic sugar as currently controlled by U.S. Government price support legislation, less the "locational" discount described above and less HSTC's storage, delivery and administrative costs. On April 4, 1996, President Clinton signed the Federal Agriculture Improvement and Reform Act of 1996 ("the Act"). The Act, which expires in 2002, sets a target price range for raw sugar. The target raw sugar price, established by the government, is supported primarily by setting quotas to restrict the importation of raw sugar to the U.S. There can be no assurance that the government price supports will not be reduced or eliminated entirely in the future. Such a reduction or an elimination of price supports could have a material adverse affect on the Company's sugar operations, and possibly could cause the Company to consider shutting down its remaining sugar cane operations.

     The Company enters into commodities futures contracts and options in sugar as deemed appropriate to reduce the risk of future price fluctuations in raw sugar. These futures contracts and options are accounted for as hedges and, accordingly, gains and losses are deferred and recognized in the cost of sales for sugar. The Company's hedging activity does not have a material impact on the Company.

     SUGAR OPERATIONS IN HAWAII. The sugar industry in Hawaii has experienced significant difficulties for a number of years. Growers in Hawaii have long struggled with high costs of production, which have led to the closure of many plantations, including the Company's Oahu Sugar plantation in 1995. Transportation costs of raw sugar to the C&H refinery are also significant. Over the years, the Company has implemented numerous cost reduction and consolidation plans.

     After lengthy negotiations with the union in April 1998, the union membership at the two Kauai plantations ratified a two-year contract which includes a 10% reduction in wages as well as other concessions. In June 1998, the union membership at Pioneer Mill on Maui ratified a three-year contract which includes a 9% reduction in wages for one year as well as other concessions. Although the concessions will have a meaningful, positive impact on current operations, they do not provide the type of structural changes necessary to provide for long-term profitability and a secure future for the Company's sugar operations.

     The Company has completed the 1998 harvest campaign. Decisions regarding the future of the Company's sugar operations will be made on a year-to-year basis after taking into account the actual operating results and forecasts for the upcoming year. There can be no assurance that the Company will continue with sugar production in the future.

     In March 1999, the Company announced its plans to shut down its sugar operations at Pioneer Mill on Maui at the end of the 1999 harvest season (September 1999). Pioneer Mill has consistently incurred losses in prior years and it was expected those losses would continue in the future. The Company expects to use portions of the land at Pioneer Mill for alternative crops. The Company's estimated future costs to shut down sugar operations at Pioneer Mill are not expected to have a material adverse effect on the financial condition of the Company.

     DIVERSIFIED AGRICULTURE. The Company has considered various uses for its agricultural lands, such as alternative crops, to address the uncertainty of the long-term viability of the sugar industry. Although the Company still continues to explore alternative crops, including cultivating approximately 500 acres of specialty coffee trees on Maui, alternative crops remain a small portion of the Company's Agriculture segment.

     The Company has received a "matching funds" commitment of $1.5 million under the federal Rural Economic Transaction Assistance - Hawaii program. The Company planted several new agricultural crops on Kauai using these "matching funds", including 225 acres of alfalfa, 350 acres of seed corn, 350 acres of high biomass or energy cane and approximately 25 acres of mangos, papayas and other similar types of fruit corps. At this time, the Company has successfully planted and cultivated these crops. However, the short-term success of the Kauai diversified agriculture program is contingent upon the ability of the Company to continue to market and sell these agricultural products at favorable prices.

     POWER PRODUCTION. The Company historically has been involved in the production of energy through the burning of bagasse, the fibrous by-product of sugar cane processing, in the sugar plantations' boilers. The Company generates electrical energy and steam for the sugar plantations' own consumption and for sale to the local public utilities, pursuant to power purchase agreements entered into with the local utilities. Gross revenues from the Company's operations at its Lihue power plant totaled approximately $4.3 million, $4.9 million and $4.9 million for 1998, 1997 and 1996, respectively. Revenues are significantly smaller from the Kekaha and Pioneer Mill power plants since the contracts with the local utilities do not require the Company to commit to a certain level of capacity for power production and, therefore, the Company receives a significantly lower rate for its power sales.

     WATER RESOURCES. The Company must maintain access to significant water sources to conduct its agricultural operations and, in many cases, must demonstrate a sufficient supply of water in order to obtain land development permits. To distribute most of this water, the Company owns extensive civil engineering improvements including tunnels, ditches, reservoirs and pumps. The Company believes that it has sufficient water resources for its present and planned uses; however, there can be no assurance that the Company will be able to retain or obtain sufficient water rights to support all of its current or future agricultural and land development plans. Currently, on the islands of Kauai and Maui, the Company controls over 100 million gallons of water per day, most of which is on land which the Company owns and the remainder on land which is leased by the Company. Most of the Company's water is currently used for irrigating sugar cane.

    As the Company's sugar production decreases, the Company's water needs will also decrease. Subject to significant state regulatory restrictions, excess water may be used for other purposes and the Company is exploring alternative uses for such water. Waiahole Irrigation Company, Limited ("WIC") is a wholly-owned subsidiary of the Company and owns and operates a water collection and transmission system on the island of Oahu commonly referred to as the "Waiahole Ditch" (a series of tunnels and ditches constructed in the early 1900's). The Waiahole Ditch has the capacity to transport approximately 27 million gallons of water per day from the windward part of Oahu to the central Oahu plain leeward of the Ko'olau mountain range. This water was used by the Company's Oahu Sugar operations from the early 1900s until 1995, when the plantation was closed.

     After the closure of Oahu Sugar in 1995, WIC negotiated a collective agreement with several farms and golf courses (the "Users") to deliver irrigation water to them for a fee. However, to consummate these agreements, water permits (the "Water Permits") were applied for from the State of Hawaii Water Commission (the "Water Commission"). The Water Commission issued a final decision in December 1997 relating to the Water Permits which allowed only about one-half of the capacity of the Waiahole Ditch to be transported through the system. The continued operation of the Waiahole Ditch and receipt of the delivery fees (from the agreement with the Users) were predicated upon an allocation from the Water Commission at or near the capacity of the Waiahole Ditch. When the lower allocation was received, WIC terminated the agreements with the Users. Currently, water is delivered to the Users on a month-to-month basis at the originally agreed-upon fees.

     After several months of discussions with prospective purchasers, the Company reached an agreement with the State of Hawaii pursuant to which the State will purchase the stock or substantially all of the assets of WIC for $8.5 million (which includes 450 acres of conservation land). The purchase was subject to state legislative approval which was obtained in May 1998. Closing remains conditional upon other factors, including resolution of certain third party claims to portions of the Waiahole Ditch water. The purchase agreement has been further extended after an initial expiration on October 3, 1998. If the sale is not completed, WIC will then decide whether to re-negotiate the fee for delivery of water through the system. Finally, if improvements cannot be made in either the pricing or volume of Waiahole Ditch water, WIC will consider reducing or terminating the operations of the Waiahole Ditch. A closure or limitation of the Waiahole Ditch would not have a material adverse effect on the Company's financial condition or on its results of operations.

     The Company has signed a stock purchase agreement for the sale of Kaanapali Water Corporation, the Company's water utility business on West Maui, which serves the Kaanapali Beach Resorts for a price of approximately $5.5 million. The sale is contingent upon State of Hawaii Public Utilities Commission approval.

     AMFAC/JMB FINANCE, INC.

     Amfac/JMB Finance, Inc. ("AJF") is a wholly-owned subsidiary of Northbrook Corporation ("Northbrook"). The sole business of AJF is to repurchase Class B COLAs on June 1, 1999 from those holders who "put" their Class B COLAs pursuant to the terms of a repurchase agreement between the Company and AJF (the "Repurchase Agreement"). The Company has agreed to cause AJF to perform its obligations under the Repurchase Agreement. In connection with such repurchase obligations of AJF, Northbrook has agreed to contribute sufficient capital or make loans to AJF pursuant to an agreement (the "Keep-Well Agreement"), to enable AJF to meet its repurchase obligations of the COLAs under the Repurchase Agreement. The Company has, under the terms of the Repurchase Agreement, the option to elect to redeem any or all of the Class B COLAs "put" to AJF for repurchase. The Company intends to make this election to the extent it has access to available cash on June 1, 1999. For a description of such obligations pursuant to the Repurchase Agreement and the Keep-Well Agreement, see Notes 2 and 3 of Notes to Balance Sheets of AJF. For a description of the COLAs, see Note 5 of Notes to Consolidated Financial Statements of the Company.


ITEM 2.  PROPERTIES

     LAND HOLDINGS.

     The major real properties owned by the Company are described below by island.

     (a)  OAHU.

     On the island of Oahu, the Company owns approximately 620 acres of land of which approximately 150 acres is classified as urban and approximately 470 acres is classified as conservation open land. After the closure of the Oahu Sugar plantation in 1995, the Company began developing the 64-acre mill site located in Waipahu, which is approximately 10 miles west of downtown Honolulu near Pearl Harbor. The Company received county zoning approval for a light industrial subdivision on the property.

     In November 1998, the Company sold a portion of this mill site property, which served as collateral for a $10 million loan from City Bank for an approximate sales price of $7.7 million in cash (plus 2% of the gross sales price of subsequent parcel sales of all or any portion of the property by the purchaser) and paid $6 million of the sales proceeds as a principal reduction on the loan. The purchaser assumed responsibility for completion of the infrastructure requirements for this portion of the mill-site development project. The Company received a one-year extension on repayment of the $4 million remaining balance of the loan which is secured by another parcel at the mill-site. The extended loan bears interest at the bank's base rate (7.75% at December 31, 1998) plus 1.25% and matures on December 1, 1999.

     The Company is marketing the remaining land in bulk at the mill-site development. The Company does not anticipate expending funds for infrastructure at this development.

     The Company also owns the Waikele Golf Course located at the Company's completed Waikele project. Waikele is located directly north of the Oahu Sugar mill site development in Central Oahu. The Waikele Golf Course has experienced a significant drop in play from eastbound (primarily Japanese) tour groups which has depressed rounds played, average rate and, as a result, net operating income. The Company has developed and implemented a marketing plan to return the golf course to its previous levels of profitability. It is difficult, however, to predict how effective these 15 efforts will be. The Waikele Golf Course generated approximately $5.0 million, $5.8 million and $6.0 million, respectively, in revenues during 1998, 1997 and 1996.

     The Company's approximately 470 acres of conservation lands on Oahu, primarily watershed lands located on the northeastern side of the Ko'olau mountains, relate to the Waiahole Ditch. These lands will be sold as part of the Waiahole Ditch sale agreement with the State of Hawaii (assuming such transaction is ultimately completed).

     (b)  MAUI.

     The Company owns approximately 12,200 acres of land on the island of Maui, most of which are classified as agricultural land (approximately 6,400 acres) and conservation land (approximately 4,900 acres) for State and County purposes. All of the Company's land holdings are located in West Maui near the Lahaina and the Kaanapali Beach Resort areas.

     In general, the development of the Company's land on Maui is expected to be long-term in nature. Maui is less populated than Oahu and more dependent on the resort/tourism industry, so much of the Company's land is intended for resort and resort-related uses. Due to overall economic conditions and trends in tourism, demand for these land uses has been weak. The Company's homesite inventory on Maui, which is targeted to the second home buyer, has experienced slower sales activity over the past five years than originally expected. The Company's competitors on Maui have also experienced slow sales activity. The Company is continuing to evaluate its plans and the timing of development of its land holdings in light of the current weak market demand and the capital resources needed for future development.

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

     The Company's Kahoma and Launiupoko properties (in total, approximately 7,000 acres) are considered to be better suited in the near term for agricultural uses and possibly for lower density, more rural developments. The Company has decided to sell certain portions of these land holdings as unentitled parcels, and may consider selling additional portions of these lands based upon market conditions and the cash needs of the Company. The Company had 250 acres of land on Maui listed for sale as of December 31, 1998. (See also discussion of land sales in "Liquidity and Capital Resources" below.)

     The Company owns and operates the Royal Kaanapali Golf Courses ("RKGC"), which are two 18-hole golf courses located at the Kaanapali Beach Resort on West Maui. The courses occupy approximately 320 acres of land. The two Kaanapali golf courses generated approximately $9.5 million, $9.8 million and $9.2 million, respectively, in revenues during 1998, 1997 and 1996. (Reference is made to note 6 concerning the default notice issued as of January 1, 1999 by the lender concerning the indebtedness secured by the golf courses.)

     The Company's primary development projects located in the Kaanapali/ Honokowai area are as follows:

Project           Acres   Uses                           Status
-------           -----   ----                           ------

Kaanapali
Golf Estates      204     Single family residential      Actively selling/
                                                         pending infra-
                                                           structure

North Beach
Lot #1             14     280 Unit time share resort     Fully zoned

North Beach        82     Hotel/condo/time share         Pending SMA
Lots #2, 3 & 4                                           approvals

North Beach
Mauka             318     Golf/retail/time share/condo   Needs urbaniza-
                                                         tion & zoning

Puukolii
Village           249     Single and multi-family        Pending major
                          residential/retail/commer-     infrastructure
                          cial/community/civic

Each of these projects is described in greater detail below.

     KAANAPALI GOLF ESTATES. The Company is marketing Kaanapali Golf Estates ("KGE"), a residential community that is part of the Kaanapali Beach Resort in West Maui. KGE is divided into several parcels and is approved for 340 homesites of which the Company has sold approximately 90 homesites through individual lot and bulk parcel sales.

     In May 1997, the Company obtained final subdivision approval for a 32-lot subdivision of one such parcel, referred to as "Parcel 17B". The Company commenced on-site construction of the subdivision improvements for Parcel 17B in August 1997 and completed these improvements in March 1998 at a cost of approximately $1.7 million. During 1997, the Company generated revenues of approximately $2.8 million from the sale of 18 lots at Parcel 17B. During 1998, the Company generated revenue of approximately $2.3 million from the sale of the remaining 14 lots at Parcel 17B.

     In May 1998, the Company sold Parcel 18, an 18-lot subdivision in KGE, in bulk for $1.8 million.

     Currently under contract for sale in bulk is 17 acre Parcel 16.

     NORTH BEACH. In October 1998, the Company received the final county approval needed to develop the Kaanapali Ocean Resort ("KOR"), a 280 unit time share project on the 14 acre Lot 1 ("KOR Site") of Kaanapali North Beach. In connection with the special management area use permit with the County of Maui ("SMA Permit") for KOR, the Company signed a settlement agreement with certain Maui citizens who were opposing the project in "contested case hearings". Additionally, several opposing citizens who did not enter into the settlement agreement signed letters agreeing to withdraw from the contested case hearings. The Company submitted the (ultimately approved) settlement agreement to the Maui Planning Commission in October 1998. Key provisions of the settlement agreement include the Company's obligation to provide a new 10-acre public recreation area on North Beach, a maximum limit of 1,950 units density on North Beach (versus the existing 3,200 units) and a requirement to implement certain drainage improvements associated with the development of the Company's remaining Kaanapali lands.

Concurrent with construction of KOR, the Company plans to begin construction of improvements for a 13-acre public park at Wainee, Maui.
The park land and improvements will be donated by the Company to the County of Maui. The Company has completed the purchase of Tobishima Pacific, Inc.'s ("TPI") 50% ownership interest in North Beach. The Company and TPI were unable to agree on key operating decisions related to the development of KOR and the future development plan for the entire North Beach property.

To break the deadlock on these issues, the Company exercised a buy/sell option using a $12 million stated purchase price, and TPI elected to sell its interest. The Company financed with TPI 80% of the purchase price for TPI's interest in North Beach and signed a note and first mortgage in favor of TPI for $9.6 million for the balance. The note is payable in five equal, annual principal installments beginning in September 1999, with interest of 8.5% payable quarterly. In January 1999, the Company paid TPI $2.2 million on its note to release Lot #1 for KOR and the new 10-acre public recreation area at North Beach.

     In February 1997, the Company formed a limited partnership with an affiliate of a time share company. Kaanapali Ownership Resorts L.P., the new limited partnership ("KOR"), is owned 85% by subsidiaries of the Company and 15% by Kaanapali Partners Limited Partnership, an affiliate of the owners of The Ridge Tahoe resort in Nevada. Construction plans for KOR are expected to be finalized and construction begun by summer 1999. The Company is working with various lenders to obtain construction and other financing for KOR. Assuming development proceeds, sales of time share intervals are scheduled to begin during the fall of 1999.

     In September 1997, the Company and TPI entered into an agreement with Maui County providing the County with the option to purchase up to 33 acres at North Beach (separate from the KOR Site) for $15 million. In connection with receiving the SMA permit for KOR, the Company agreed to extend the County's option for a period of six to twelve months (depending on the election described below) in 1999 and to provide alternate park sites for the County's consideration. Specifically, the County could decide to purchase a smaller portion of the original 33 acre site for the original per acre purchase price. Alternatively, the County could decide to purchase 17 acres located directly to the south of the original option site again for the original per acre purchase price. Based on the County's actions, the option will expire June 30, 1999. The Company will work directly with the new County administration and Council on this option.

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

     PUUKOLII VILLAGE. The Company has regulatory approval to develop a project, known as "Puukolii Village", on approximately 249 acres located "Mauka" ("towards the mountains") of Kaanapali Beach Resort. A significant portion of this project will be affordable housing. Development of most of Puukolii Village cannot commence until after completion of the planned Lahaina/Kaanapali bypass highway. The proposed development of Puukolii Village is expected to satisfy the Company's affordable housing requirements in connection with its Kaanapali/Honokowai land use entitlements.

     For the portion of Puukolii Village that is not dependent upon completion of the Lahaina/Kaanapali bypass highway, the Company has unsuccessfully attempted to sell several residential parcels to home builders and multi-family residential developers. Until such time that the Company reaches an acceptable agreement with a housing developer, limited funds will be expended on infrastructure for Puukolii Village.

     MAUI INFRASTRUCTURE COSTS. In connection with certain of the Company's land use approvals on Maui, the Company has agreed to provide employee and affordable housing and to participate in the funding of the design and construction of the planned Lahaina/Kaanapali bypass highway. The Company has entered into an agreement with the State of Hawaii Department of Transportation covering the Company's participation in the design and construction of the bypass highway. In conjunction with state urbanization of the Company's Kaanapali Golf Estates project, the Company committed to spend up to $3.5 million, (of which approximately $.8 million has been spent as of December 31, 1998) toward the design of the highway. Due to lengthy delays by the State in the planned start date for the bypass highway, the Company recently funded approximately $1.0 million for the engineering and design of the widening (from 2 to 4 lanes) of the existing highway through the Kaanapali Beach Resort. The Company believes this $1.0 million will be credited against the $3.5 million commitment discussed above. The Company's remaining commitment of another $6.7 million for the construction of the bypass highway is subject to the Company obtaining future entitlements on Maui and the actual construction of the bypass highway. The development and construction of the bypass highway is expected to be a long-term project that will not be completed until the year 2004 or later.

     (c)  KAUAI.

     The Company owns approximately 21,200 acres of land on the island of Kauai, the vast majority of which is classified and zoned, by the State of Hawaii and the County of Kauai respectively, as agricultural and conservation lands. There are two large contiguous parcels which comprise the bulk of these Kauai land holdings, located in Kapaa and Lihue/Hanamaulu on the eastern side of Kauai. Large portions of the agricultural lands are currently used for sugar cane cultivation, and portions of the conservation lands are utilized by the Company's sugar plantations to collect, store and transmit irrigation water from mountainous areas to the sugar cane fields.

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

     The Company has decided to list for sale large portions of its remaining Kauai land holdings, which includes 2,000 acres in Kapaa. The Company has certain additional lands also listed for sale; however, many of these are smaller remnant parcels. The Company may consider selling additional portions of these lands based upon market conditions and the cash needs of the Company. (See also discussion of land sales in the "Liquidity and Capital Resources" section below.)

     LEASES.

     Several of the Company's plantation subsidiaries lease agricultural lands from unrelated third parties. Such leases vary in length from month-to-month to eight years and cover parcels of land ranging in size from one acre to over 20,000 acres. Certain of such leases provide the Company, as lessee, with licenses for water use. Almost all of the leased land of the Company is used in connection with the cultivation of sugar cane. Most of the leases provide that the Company pay fixed annual minimum rents (ranging from $10 to $131 per usable acre), plus additional rents based upon a percentage of gross receipts above a specified level. During the past three years, the Company has paid only minor amounts of percentage rent on the leases (listed below). There is no assurance that any of the Company's leases will be renewed.

     The following summary lists the material land leases of the Company's subsidiaries, as lessees, and certain material terms thereof:

                                         Annual
                     Expiration        Sugar Cane     Gross      Minimum
      Plantation     Date               Acreage      Acreage       Rent
      ----------     -------------     ----------    -------     --------
      Kekaha         month to month         6,892     27,720     $251,500
      Lihue          10/30/99               4,054      6,200     $ 56,370
      Lihue          12/15/02                   0      3,106     $ 20,630
      Lihue          12/31/99               1,822      4,783     $ 19,132
      Lihue          6/28/06                  773        844     $  9,208
      Pioneer        month to month           889      1,639     $ 51,000
      Pioneer        12/31/05                 770      2,509     $100,937
      Pioneer        12/07/04                 450        450     $ 35,000
      Pioneer        9/20/03                  395        395     $  4,115

                                OTHER PROPERTY.

     In addition to the real property discussed above, the Company also owns three sugar mills, each with its own power plant. The mills and power plants are located in Lahaina, Maui and in Kekaha and Lihue, Kauai. Each of these facilities is involved in the production of raw sugar from sugar cane and the production of electrical and steam power.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to its business. The Company and/or certain of its affiliates have been named as defendants in several pending lawsuits. While it is impossible to predict the outcome of the pending (or threatened) litigation for which potential liability is not covered by insurance, the Company is of the opinion that the ultimate liability from such litigation will not materially adversely affect the Company's results of operations or its financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1997 and 1998.


                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S AND AJF'S COMMON EQUITY AND
         RELATED SECURITY HOLDER MATTERS

     The Company is a wholly-owned subsidiary of Northbrook and, hence, there is no public market for the Company's membership interest. AJF is a wholly-owned subsidiary of Northbrook and there is no public market for AJF's common stock.

ITEM 6. SELECTED FINANCIAL DATA

                           AMFAC/JMB HAWAII, L.L.C.
       For the years ended December 31, 1998, 1997, 1996, 1995 and 1994
                            (Dollars in Thousands)

                   1998        1997        1996         1995        1994
                 --------    --------    --------     --------    --------
Total revenues
 (c) . . . . .   $ 99,654      86,383      97,406      101,607     157,963
                 ========    ========    ========     ========    ========
Net income
 (loss) (d). .   $(41,735)    (25,572)    (34,166)      12,708     (13,033)
                 ========    ========    ========     ========    ========
Net income
 (loss) per
 share (b)

Total assets .   $431,080     464,245     483,605      521,598     614,547
                 ========    ========    ========     ========    ========
Amounts due
 affiliates -
 Senior debt
 financing . .   $110,325     125,290     103,579       76,911      15,097
                 ========    ========    ========     ========    ========
Certificate of
 Land Apprecia-
 tion Notes. .   $220,692     220,692     220,692      220,692     384,737
                 ========    ========    ========     ========    ========

      (a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report on Form 10-K.

      (b) The Company is a wholly-owned subsidiary of Northbrook; therefore, net loss per share is not presented.

      (c) Total revenues includes interest income of $976 in 1998, $386 in 1997, $463 in 1996, $1,288 in 1995 and $1,977 in 1994.

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

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL.

     A significant portion of the Company's cash needs result from the nature of the real estate development business, which requires a substantial investment in preparing development plans, seeking land urbanization and other governmental approvals and completing infrastructure improvements prior to sale. Additionally, the Company's sugar operations incur a cash deficit during the first half of the year of $10 to $20 million. This seasonal cash deficit is due to the sugar plantation's operating costs being incurred fairly ratably during the year, while revenues are received between May and December, concurrent with raw sugar deliveries to C&H. In addition to seasonal cash needs, in many years cash flow from sugar operations has been negative, requiring a net cash investment to fund the operating deficits and any capital costs. Other significant cash needs also include overhead expenses, debt service and the intended exercise of the Company's right to redeem on June 1, 1999 Class B COLAs that are "put" by the holders to AJF for repurchase.

     The Company believes that additional borrowings from Northbrook or its affiliates will be necessary to meet its short-term and long-term liquidity needs. Northbrook or its affiliates has made such borrowings available to the Company in the past and, in the short-term, intends to continue making such borrowings available, to the extent it has available liquidity. However, there is no assurance that Northbrook or its affiliates will have sufficient funds, or that Northbrook or its affiliates will make such funds available to the Company, to meet the Company's long-term liquidity needs. To the extent that Northbrook or its affiliates make such borrowings available to the Company during 1999, Northbrook and its affiliates intend to defer until December 31, 2001 any interest accruing on such borrowings.

     As of December 31, 1998, the Company agreed to exercise its option to redeem Class B COLAs that are "put" to AJF for repurchase (as described above under Item 1 - "Business"), in partial consideration for (a) the agreement by the Company's affiliate, Fred Harvey Transportation Company ("Fred Harvey"), to defer until December 31, 2001 all interest accruing from January 1, 1998 through December 31, 2001 and relating to the approximately $100 million of senior indebtedness of the Company currently owing to Fred Harvey (as described in Note 4 to the Consolidated Financial Statements of the Company); and (b) Northbrook agreeing to cause approximately $55.1 million of the Company's indebtedness that was senior to the COLAs to be contributed to the capital of the Company. In connection with the foregoing deferral of interest and contribution of capital, the Company agrees to allow the senior debt held by Northbrook and its affiliates to be secured by assets of the Company. As a result of the contribution, in the Company's December 31, 1998 balance sheet, the "Amounts due to Affiliates" were decreased, and the Company's "Member's equity (deficit)" was increased, by approximately $55.1 million. The deferral of interest, together with this contribution to capital, were made as part of the Company's effort to alleviate significant liquidity constraints and continue to meet the Value Maintenance Ratio requirement under the Indenture. At current interest rates, and assuming no further advances of senior indebtedness, approximately $45 million of such deferred interest relating to currently existing senior indebtedness will become due and payable on December 31, 2001. There can be no assurance that, at such time, the Company will either (i) have unrestricted cash available for meeting such obligation or (ii) have the ability to refinance such $45 million obligation. Failure to meet such obligation, if called, would cause all senior indebtedness owing to Fred Harvey or its affiliates to be immediately due and payable. A default on senior indebtedness of such magnitude could constitute an event of default under the Indenture. To the extent that Northbrook or any of its affiliates make additional advances of senior indebtedness to the Company during 1999 (as described above), interest in excess of $45 million will be due and payable on December 31, 2001 and such excess could be substantial.

     In recent years, the Company has funded its significant cash requirements primarily through senior debt borrowings from Northbrook and a subsidiary and to a lesser extent from revenues generated by the development and sale of its properties. Significant short-term cash requirements relate to the funding of agricultural deficits, interest expenses, costs to process the SMA permit for North Beach, development costs on Oahu and Maui and overhead expenses. At December 31, 1998, the Company had unrestricted cash and cash equivalents of approximately $24.6 million, subject to its election to redeem Class B COLAs as discussed below. The Company intends to use its cash reserves, land sales proceeds and proceeds from new financings or joint venture arrangements to meet its short-term liquidity requirements. However, there can be no assurance that new financings can be obtained or property sales completed. The Company's land holdings on Maui and Kauai are its primary sources of future land sale revenues. However, due to current market conditions, the difficulty in obtaining land use approvals and the high development costs of required infrastructure, the Company does not believe that it will be able to generate significant amounts of cash in the short-term from the development of these lands. As a result, the Company is marketing for sale certain unentitled agricultural and conservation parcels.

     The Company has placed for sale a relatively large portion of its land holdings on the market to generate cash to finance the Company's operations, to meet debt service requirements and to meet potential obligations in connection with the possible exercise by the holders of Class B COLAs of their right to "put" to AJF their Class B COLAs on June 1, 1999. If all holders of Class B COLAs elect to exercise their "put" rights, AJF's maximum repurchase obligation would be approximately $117 million. The Company is obligated to cause AJF to comply with AJF's repurchase obligations, and therefore the Company may become liable with respect to all or a portion of the maximum $117 million Class B COLA repurchase obligation. In addition, the Company has the option to redeem Class B COLAs that are tendered to AJF for repurchase; the Company currently expects to exercise such option to the extent that it has access to available cash. The Company has approximately 500 acres of land on the Kauai and 250 acres on Maui currently listed for sale. These lands consist primarily of unentitled agricultural and conservation parcels. Approximately 2,000 acres are under contract for sale with sales prices approximating $7 million in the aggregate. However, these contracts have due diligence investigation periods which allow the prospective purchasers to terminate the agreements. There can be no assurance that the signed contracts for sale will in fact close under their current terms or any other terms or that the Company will be successful in selling these lands at acceptable prices.

     During 1998, the Company generated approximately $41.3 million of land sales, of which approximately $16 million came from the sale of the 6,700 acre Kealia parcel in June 1998. The Company has received $11.2 million in cash from the sale of the Kealia parcel ($5.6 million at closing and $5.6 million from subsequent installment payments); the remaining $4.8 million is payable (pursuant to the terms of a first mortgage note and amendment) in March 1999. The sale of the 740-acre Olowalu parcel on Maui closed in September 1998 for a sales price of $9.6 million, paid in full at closing. The Company was able to lease back approximately 395 acres of the mauka ("towards the mountains") portion of Olowalu for its agricultural operations. While the Company is pursuing other bulk parcel sales, there can be no assurance that any such sales will be consummated. In November 1998, the Company received approximately $7.7 million in cash from the sale of certain mill-site property at Oahu Sugar. The Company used a portion of the proceeds to pay down $6 million on the Company's $10 million City Bank loan and received a one-year extension on the repayment of the $4 million remaining balance. Additionally, the Company generated approximately $4.1 million of lot sales related to Kaanapali Golf Estates and approximately $3.0 million primarily from the sale of unentitled agricultural and conservation land parcels on Kauai and Hawaii. During 1997, the Company generated approximately $21.2 million of land sales, of which $4.8 million came from land related to Kaanapali Golf Estates on Maui; $5.2 million was from the four remaining oceanfront residential lots at Kai Ala Place; and $7.4 million was from the sale of unentitled agricultural and conservation land parcels on the islands of Kauai and Hawaii. During 1996, the Company generated approximately $13.4 million from sales of unentitled agricultural and conservation parcels and an additional $5.5 million from lot sales at the Kaanapali Golf Estates.

     The Company continues to implement certain cost savings measures and to defer certain development costs and capital expenditures for longer-term projects. The Company's Property segment expended approximately $7.0 million, $10.1 million and $7.9 million in project costs during 1998, 1997 and 1996, respectively, and anticipates expending approximately $8.0 million in project costs during 1999. As of December 31, 1998, contractual commitments related to project costs totaled approximately $3.4 million.

     The Company has completed the purchase of its former joint venture partner's 50% interest in the 96 acre beachfront parcel commonly referred to as Kaanapali North Beach. The Company and TPI were unable to agree on key operating decisions related to the development of KOR and the future development plan for the entire North Beach property. To break the deadlock on these issues, the Company exercised a buy/sell option using a $12 million stated purchase price, and TPI elected to sell its interest. The Company financed 80% of the purchase price for TPI's interest in North Beach and signed a note and first mortgage in favor of TPI for $9.6 million. The note is payable in five equal, annual principal installments beginning in September 1999 and with interest at 8.5% per annum payable quarterly beginning in December 1998. In January 1999, the Company paid TPI $2.2 million on its note to release Lot #1 for KOR and the new 10-acre public recreation area at North Beach.

     The Company has made significant changes in the operations of its sugar plantations in an effort to reduce operating costs and increase productivity. The sugar industry in Hawaii has experienced significant difficulties for a number of years. Growers in Hawaii have long struggled with high costs of production, which have led to the closure of many plantations, including the Oahu Sugar Company. Transportation costs of raw sugar to the C&H refinery are also significant. Over the years, the Company has implemented numerous cost reduction and consolidation plans.

     After lengthy negotiations with the union, in April 1998, the union membership at the Kauai plantation ratified a two-year contract which included a 10% reduction in wages as well as other concessions. In June 1998, the union membership at Pioneer Mill ratified a three-year contract which included a 9% reduction in wages for one year as well as other concessions. Although the concessions will have a meaningful, positive impact on current operations, they do not provide the type of structural changes that the Company was seeking to provide for long-term profitability and a secure future for the Company's sugar operations.

     The Company has completed the 1998 harvest campaign. Decisions regarding the future of the Company's sugar operation will be made on a year-to-year basis taking into account the actual 1998 operating results and forecasts for the upcoming year. There can be no assurance that the Company will continue with sugar production in the future.

     In March 1999, the Company announced its plans to shut down its sugar operations at Pioneer Mill on Maui at the end of the 1999 harvest season (September 1999). Pioneer Mill has consistently incurred losses in prior years and it was expected that those losses would continue in the future. The Company expects to use portions of the land at Pioneer Mill for alternative crops. The Company's estimated future costs to shut down sugar operations at Pioneer Mill are not expected to have a material adverse effect on the financial condition of the Company.

     Company management cannot predict precisely the actual cost of a plantation shutdown until a shut down plan is developed. There are a significant number of factors that impact the actual cost including: the exact timing of the shutdown, potential environmental issues (currently unknown), the market and pricing for the possible sale or lease of the plantation's field and mill equipment, and employee termination costs (which are subject to union negotiation). Other significant unknowns (in the case of Kauai) relate to the costs associated with terminating the power sale agreements with the local utility company.

     Changes in the price of raw sugar could also impact the level of agricultural deficits, and as a result the annual cash needs of the Company. Although government legislation, which is in place through 2002, sets a target price range for raw sugar, it is possible that such legislation could be amended or repealed resulting in a reduction in the price of raw sugar. Such a reduction could also cause the Company to consider the shutdown of its remaining sugar plantations.

1998 Compared to 1997

     During 1998, cash increased by approximately $17.4 million from 1997. Net cash provided by operating activities of $6.6 million and financing activities of $26.6 million was primarily provided by $24.8 million of long-term senior debt financing proceeds from Northbrook and $9.6 million of additional debt related to the acquisition of TPI's 50% ownership interest in the 96 acre parcel at North Beach (as discussed below), partially offset by principal loan repayments on other long-term debt of approximately $7.7 million and cash used in investing activities of $15.8 million as discussed below.

     During 1998, net cash flow provided by operating activities was $6.6 million, as compared to net cash flow used in operating activities of $10.4 million during 1997. The $17.0 million increase in net cash flow provided by operating activities during 1998 as compared to 1997 was due primarily to (i) a $27.7 million decrease in inventory primarily attributable to the increase in real estate sales in 1998 as compared to 1997 and a decrease in the real estate inventory held for sale at year-end; offset in part by (ii) a $4.5 million increase in receivable balances in 1998 as compared to 1997 related primarily to the increase in the receivable related to the sale of land parcels at Kealia of approximately $7.0 million offset by a decrease in sugar receivables from C&H of approximately $1.3 million; and (iii) a $5.4 million increase in the Company's net loss (after adjusting for items not requiring or providing cash) in 1998 as compared to 1997.

     During 1998, net cash flow used in investing activities was $15.8 million as compared to $9.0 million during 1997. The $6.8 million increase in net cash used in investing activities was principally due to (i) an increase in property additions of $17.6 million primarily due to the acquisition of TPI's 50% ownership interest in North Beach for $12 million (as discussed above); and (ii) a decrease of $6.9 million in other assets during 1998 compared to 1997 primarily due to the reclassification of a note receivable recorded in connection with a prior year land sale from noncurrent to current in 1998 as compared to an increase in other assets of $2.1 million for such note in 1997 and the reclassification of approximately $1.8 million of other assets to inventory in 1998. The note receivable which is due in 1999 has an outstanding balance of approximately $1.1 million and is classified in current receivables at December 31, 1998.

     During 1998, net cash flow provided by financing activities increased to $26.6 million from $19.7 million during 1997. The $6.9 million increase is due primarily to (i) an increase in net advances by affiliates (senior debt) totaling $24.8 million during 1998 as compared to $16.6 million during 1997 (see Note 4) and (ii) $9.6 million of additional debt related to the acquisition of TPI's 50% ownership interest in the 96 acre parcel of North Beach compared to $5.0 million of additional long-term financing primarily related to the loan secured by the golf course owned by WGCI in 1997. These amounts were also partially offset by $7.7 million and $2.0 million of principal loan repayments on long-term debt in 1998 and 1997, respectively.

1997 Compared to 1996

     In 1997, cash increased by $.4 million from 1996. Net cash flow used in operating activities of $10.3 million and in investing activities of $9.0 million was primarily provided by $16.6 million of long-term financing proceeds from Northbrook and $5.0 million related to refinancing proceeds from the Waikele Golf Club, Inc. ("WGCI") loan (see Note 6), partially offset by principal loan repayments on long-term debt of approximately $2.0 million.

     During 1997, net cash flow used in operating activities was $10.3 million, as compared to net cash flow used in operating activities of $27.4 million during 1996. The $17.1 million decrease in net cash flow used in operating activities was due primarily to: (i) a $15.7 million increase in working capital resulting from a refinancing as long-term debt of operating advances from Northbrook and (ii) a decrease in 1997 of the Company's net loss by $1.4 million (after adjusting for items not requiring or providing cash).

     During 1997, net cash flow used in investing activities was $9.0 million as compared to $9.8 million in 1996. The $.8 million decrease in net cash flow used in investing activities was principally due to property additions of $2.8 million in 1997 as compared to $4.3 million of property additions in 1996. The property additions consisted primarily of machinery and equipment improvements at the Company's sugar plantations.

     During 1997, net cash flow provided by financing activities decreased to $19.7 million from $34.3 million in 1996. The $14.6 million decrease is due primarily to (i) a decrease in net advances by affiliates (senior debt) totaling $16.6 million in 1997 as compared to $26.7 million in 1996 (see
Note 4) and (ii) $5.0 million of additional long-term financing primarily related to the loan secured by the golf course owned by WGCI in 1997 as compared to an additional $10 million in borrowings in 1996 related to the loan facility which is secured by a mortgage on property under development on the former mill site of Oahu Sugar (see Note 6). These amounts were also partially offset by $2.0 million and $2.4 million of principal loan repayment on long-term debt in 1997 and 1996, respectively.

     COLA RELATED OBLIGATIONS. AJF and the Company are parties to the Repurchase Agreement pursuant to which AJF is obligated to repurchase on June 1, 1999 the Class B COLAs tendered by the holders thereof. Northbrook agreed, pursuant to the Keep-Well Agreement, to contribute sufficient capital or make loans to AJF to enable AJF to meet the COLA repurchase obligations, if any, described above. In addition, the Company is obligated to cause AJF to comply with AJF's repurchase obligation. AJF currently does not have significant assets, and the Company is uncertain of the extent to which AJF will be able to perform its repurchase obligation. Notwithstanding AJF's repurchase obligations, the Company has the option to redeem the Class B COLAs that are "put" to AJF for repurchase. The Company currently expects to exercise such option to the extent that it has or can obtain access to available cash.

     The COLAs were issued in units consisting of one Class A COLA and one Class B COLA. The repurchase of the Class B COLAs on June 1, 1999 may be required of AJF by the holders of such COLAs at a price equal to 125% of the original principal amount of such COLAs ($500) minus all payments of principal and interest allocated to such COLAs since August 31, 1989 (the "Final Issuance Date"). As of December 31, 1998, the Company had approximately 156,000 Class A COLAs and approximately 286,000 Class B COLAs outstanding, with a principal balance of approximately $78 million and $143 million, respectively. The redemption price for the Class B COLAs at June 1, 1999 will be approximately $410 per unit. Therefore, the maximum potential repurchase obligation will be $117.3 million (of which approximately $37 million relates to Class B COLAs held by an affiliate of the Company as described below). At December 31, 1998, the cumulative interest paid per Class A COLA and Class B COLA was approximately $205 and $205, respectively. The Company expects to redeem the Class B COLAs which are tendered by holders in lieu of the repurchase by AJF.

     AF Investors, LLC, a Delaware limited liability company and an affiliate of the Company ("AF Investors"), currently holds approximately 89,330 Class B COLAs as described below. AF Investors will cause some, but not all, of such Class B COLAs to be "put" pursuant to the Repurchase Agreement. AF Investors has agreed to take back senior debt of the Company for the portion so put to the extent that the Company does not have sufficient cash available to meet the put obligation and currently intends to retain at least $10 million to $15 millioin of its Class B COLAs. Notwithstanding AJF's obligation under the Repurchase Agreement, the Company's obligation to cause AJF to perform under the Repurchase Agreement, Northbrook's obligation under the Keep-Well Agreement, the Company's intention to redeem Class B COLAs, (thereby reducing or potentially eliminating AJF's obligation, and as a consequence, Northbrook's obligation), AJF, Northbrook and the Company in the aggregate do not currently have, and are not expected to have by June 1, 1999, sufficient available resources to meet the maximum potential obligation of approximately $81 million should all Class B COLAs (excluding Class B COLAs held by AF Investors) be put pursuant to the Repurchase Agreement (approximately $117 million including the Class B COLAs held by AF Investors). Failure to meet these obligations could lead to a claim against the Company, AJF and, in turn, Northbrook. The number, if any, of Class B COLA holders (other than AF Investors) who will elect to have their Class B COLAs redeemed is not currently determinable and, accordingly, the amount of resources necessary to enable the Company to redeem such Class B COLAs is not determinable. Based upon prior experience, the Company does not anticipate that all of the Class B COLAs will be "put" pursuant to the Repurchase Agreement and does anticipate having sufficient resources to redeem the Class B COLAs actually put to the Company. However, there can be no assurance that the Company and its affiliates will have sufficient resources to redeem the Class B COLAs actually put to the Company.

     On January 30, 1998, Amfac Finance Limited Partnership ("Amfac Finance"), an Illinois limited partnership and an affiliate of the Company, extended a tender offer to purchase (the "Class B Tender Offer") up to $65.4 million principal amount of separately Certificated Class B COLAs ("Separate Class B COLAs") for cash at a unit price of $375 to be paid by Amfac Finance on each Separate Class B COLA tendered on or about March 24, 1998. The maximum cash to be paid under the Class B Tender Offer was approximately $49.0 million (130,842 Separate Class B COLAs at a unit price of $375 each). Approximately 62,857 Separate Class B COLAs were submitted to Amfac Finance for repurchase pursuant to the Class B Tender Offer, requiring an aggregate payment by Amfac Finance of approximately $23.6 million on March 31, 1998. In addition, on October 23, 1998, Amfac Finance extended a Tender Offer to Purchase (the "Class A/B Tender Offer") up to approximately $22.5 million principal amount of Jointly Certificated Class A and B COLAs (together "COLA Units") for cash at a unit price of $460 to be paid by Amfac Finance on each COLA Unit on or about December 23, 1998. The maximum cash to be paid under the Tender Offer was approximately $12.2 million (26,600 COLA Units at a unit price of $460 for each COLA Unit). Approximately 26,473 COLA Units were submitted to Amfac Finance for repurchase pursuant to the Tender Offer requiring an aggregate payment by Amfac Finance of approximately $12.2 million on December 23, 1998. Neither the Class B nor the Class A/B Tender Offer reduced the outstanding indebtedness of the Company. In December 1998, Amfac Finance contributed its COLA Units to AF Investors. The COLA Units held by AF Investors remain outstanding pursuant to the terms of the Indenture. Except as provided in the last sentence of this paragraph, AF Investors is entitled to the same rights and benefits of any other holder of COLA Units, including having the right to have AJF repurchase on June 1, 1999, the separate Class B COLAs that it owns. AF Investors currently intends to require some, but not all of the Class B COLAs which it will own on such date to be repurchased pursuant to the Repurchase Agreement. AF Investors has agreed to take back senior debt of the Company for the portion so put to the extent that the Company does not have sufficient cash available to meet the put obligation.

Because AF Investors is an affiliate of the Company, AF Investors will not be able to participate in determining whether the holders of the required principal amount of debt under the Indenture have concurred in any direction, waiver or consent under the terms of the Indenture.

     As a result of the Class B and Class A/B Tender Offers, the Company recognized approximately $7.9 million and $14.3 million, respectively, of taxable gain in accordance with income tax regulations for certain transactions with affiliates. Such gain is treated as cancellation of indebtedness income for income tax purposes only and, accordingly, the income taxes related to the Class B Tender Offer (approximately $3.1 million) and Class A/B Tender Offer (approximately $5.7 million) were, or will be, indemnified by Northbrook through the tax agreement between Northbrook and the Company (See Note 1 to Notes to the Consolidated Financial Statements).

     Pursuant to the terms of the Indenture, the Company is required to maintain a Value Maintenance Ratio (defined in the Indenture) of 1.05 to
1.00. Such ratio is equal to the relationship of the Company's Net Asset Value to the sum of: (i) the outstanding principal amount of the COLAs,
(ii) any unpaid Base Interest that is required to be paid, and (iii) the outstanding principal balance of any Indebtedness incurred to redeem COLAs (the "COLA Obligation"). Net Asset Value represents the excess of the Fair Market Value (as defined in the Indenture) of the gross assets of the Company over the liabilities of the Company other than the COLA obligations and certain other liabilities. The COLA Indenture requires the Company to obtain independent appraisals of the fair market value of the gross assets used to calculate the Value Maintenance Ratio as of December 31 in each even-numbered calendar year.

     The Company has received independent appraisals indicating that the appraised value of substantially all of its gross assets as of December 31, 1998, was at least approximately $453 million. Based upon the appraisals and, where a lower value was indicated, a contract to sell, the Company was able to meet the Value Maintenance Ratio as of December 31, 1998. It should be noted that, under the Indenture, the concept of Fair Market Value generally is defined as the value that an independent arm's-length purchaser, seeking to utilize such asset for its highest and best use would pay, taking into consideration the risks and benefits associated with such use or development, current restrictions on development (including zoning limitations, permitted densities, environmental restrictions, restrictive covenants, etc.) and the likelihood of changes to such restrictions; provided, however, that with respect to any Fair Market Value determination of all of the assets of the Company, such assets shall not be valued as if sold in bulk to a single purchaser. There can be no assurance that the Company will be able to sell its real estate assets for their aggregate appraised value. Because of the size and diversity of the real estate holdings of the Company and the uncertainty of the Hawaii real estate market, it is likely that it would take a considerable period of time for the Company to sell its assets. In recent years, the Company has sold some of its real estate for less than their appraised value to meet cash needs.

     The Company uses the effective interest method and as such interest on the COLAs is accrued at the Mandatory Base Interest rate (4% per annum). The Company has not generated a sufficient level of Net Cash Flow to incur or pay Contingent Base Interest (interest in excess of 4%) on the COLAs (see Note 5) from 1990 through 1998. Contingent Base Interest through 2008 is due and payable only to the extent of Net Cash Flow. Net Cash Flow for any period is generally an amount equal to 90% of the Company's net cash revenues, proceeds and receipts after payment of cash expenditures, excluding federal and state income taxes and after the establishment by the Company of reserves. At December 31, 2008, certain levels of Contingent Base Interest may also be due and payable to the extent of Maturity Market Value. Maturity Market Value generally means 90% of the excess of the Fair Market Value of the Company's assets at maturity over its liabilities (including Qualified Allowance (described in the next paragraph), but only to the extent earned and payable from Net Cash Flow generated through maturity) at maturity. Approximately $113.1 million of the $120.7 million cumulative deficiency of deferred Contingent Base Interest related to the period from August 31, 1989 (Final Issuance Date) through December 31, 1998 has not been accrued in the accompanying consolidated financial statements as the Company believes that it is not probable at this time that a sufficient level of Net Cash Flow will be generated in the future or that there will be sufficient Maturity Market Value as of December 31, 2008 (the COLA maturity date) to pay any such unaccrued deferred Contingent Base Interest. The following table is a summary of Mandatory Base Interest and deferred Contingent Base Interest (i.e. not currently due and payable) for the years ended December 31, 1998, 1997 and 1996 (dollars are in millions):

                                                    1998     1997    1996
                                                   ------   ------  ------

Mandatory Base Interest paid . . . . . . . . . .   $  8.8      8.8     8.8
Contingent Base Interest due and paid. . . . . .      --       --      --
Cumulative deferred Contingent Base
  Interest at end of year. . . . . . . . . . . .   $120.7    107.4    94.2

Net Cash Flow was $0 for 1998, 1997 and 1996.

     With respect to any calendar year, JMB Realty Corporation ("JMB"), an affiliate of the Company, or its affiliates may receive a Qualified Allowance in an amount equal to 1.5% per annum of the Fair Market Value of the gross assets of the Company (other than cash and cash equivalents and certain other types of assets as provided for in the Indenture) for providing certain advisory services to the Company. The aforementioned advisory services, which are provided pursuant to a 30-year Services Agreement entered into between the Company and JMB in November 1988, include making recommendations in the following areas: (i) the construction and development of real property; (ii) land use and zoning changes; (iii) the timing and pricing of properties to be sold; (iv) the timing, type and amount of financing to be incurred; (v) the agricultural business; and (vi) the uses (agricultural, residential, recreational or commercial) for the land. However, the Qualified Allowance shall be earned and paid for each year prior to maturity of the COLAs only if the Company generates sufficient Net Cash Flow to pay Base Interest for such year in an amount equal to 8% . Any portion of the Qualified Allowance not paid for any year shall cumulate without interest and JMB or its affiliates shall be paid such deferred amount in succeeding years, only after the payment of all Contingent Base Interest for such succeeding year and then, only to the extent that Net Cash Flow exceeds levels specified in the Indenture.

     A Qualified Allowance for 1989 of approximately $6.2 million was paid on February 28, 1990. Approximately $74.1 million of Qualified Allowance related to the period from January 1, 1990 through December 31, 1998 has not been earned and paid, and is payable only to the extent that future Net Cash Flow is sufficient. Accordingly, because the Company does not believe it is probable at this time that a sufficient level of Net Cash Flow will be generated in the future to pay the Qualified Allowance, the Company has not accrued for any Qualified Allowance payments in the accompanying consolidated financial statements. JMB has informed the Company that no incremental costs or expenses have been incurred relating to the provision of these advisory services. The Company believes that using an incremental cost methodology is reasonable. The following table is a summary of the Qualified Allowance for the years ended December 31, 1998, 1997 and 1996 (dollars are in millions):

                                                    1998     1997    1996
                                                   ------   ------  ------

Qualified Allowance calculated . . . . . . . . .   $  9.8     10.1     9.2
Qualified Allowance paid . . . . . . . . . . . .     --        --      --
Cumulative deficiency of Qualified
 Allowance at end of year. . . . . . . . . . . .   $ 74.1     64.3    54.4

     After the maturity date of the COLAs, JMB will continue to provide advisory services pursuant to the Services Agreement, the Qualified Allowance for such years will continue to be 1.5% per annum of the Fair Market Value of the gross assets of the Company and its subsidiaries, and the Qualified Allowance will continue to be payable from the Company's Net Cash Flow. Upon the termination of the Services Agreement, if there has not been sufficient Net Cash Flow to pay the cumulative deficiency in the Qualified Allowance, if any, such amount would not be due or payable to JMB.

     Upon maturity, holders of COLAs will be entitled to receive the remaining outstanding principal balance of the COLAs plus unpaid Mandatory Base Interest plus additional interest equal to certain levels of unpaid Contingent Base Interest, to the extent of the Maturity Market Value of the Company's assets at maturity over its liabilities (including Qualified Allowance, but only to the extent earned and payable from Net Cash Flow generated through maturity) at maturity, which liabilities have been incurred in connection with its operations), plus 55% of the remaining Maturity Market Value.

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

     Current and deferred taxes have been allocated to the Company as if the Company were a separate taxpayer in accordance with the provisions of SFAS No. 109 - Accounting for Income Taxes. However, to the extent the tax indemnification agreement does not require the Company to actually pay income taxes, current taxes payable or receivable (excluding income taxes which are directly attributable to cancellation of indebtedness income caused by the repurchase or redemption of securities as provided for in or contemplated by the Repurchase Agreement) have been reflected as deemed contributions to additional paid-in capital or distributions from related earnings (deficit)/member's equity (deficit) in the accompanying consolidated financial statements. As such, the deferred income tax liabilities reflected on the Company's consolidated balance sheet are not expected to result in cash payments by the Company.

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

     The Company has completed an internal review of its accounting, human resources and payroll applications which are supported by approximately six different major software vendors. Except for the golf course and water company division, the Company has received software upgrades for the financial applications and expects to complete testing and implementation of the new software upgrades by the end of March 1999. The Company has installed the software upgrade for the payroll application, which is expected to be year 2000 compliant. However, the Company uses a third party service bureau to process its payroll and it is not currently possible to conduct testing to verify that the software provided will be year 2000 compliant. The Company has not incurred and does not expect to incur any costs with respect to the testing and implementation of the software upgrades. The accounting systems at the golf courses and the water company are not yet year 2000 compliant. The Company currently expects new accounting system software to be tested and implemented by the end of September 1999 at a cost of approximately $60,000 to $80,000. However, in the event the Company's system reveals that, contrary to software vendors' claims, the system upgrades or new software are not year 2000 compliant, the Company believes it has the ability to make the necessary changes through the use of third party consultants as well as the utilization of internal resources. The Company does not have an estimate of the length of time which could potentially be required to make these changes, nor an estimate of the costs involved to make such changes.

     The Company's agriculture operations are testing and reviewing their operational systems at certain of their plantations. At those locations where a review has not been completed, reviews are expected to be completed by the end of the first quarter of 1999. The agriculture operations have also begun identifying and contacting key third party vendors with whom these operations have a material relationship to determine their year 2000 readiness and expect to have completed contacting its key vendors by the end of March 1999. If these vendors are not year 2000 compliant or are unsuccessful in their efforts to become year 2000 compliant, a disruption in service and supplies may result in the inability of the Company to process and deliver its agricultural products to market. The subsequent loss in revenues may have a material adverse effect on the financial position of the Company.

     The Company's Property operations (which include the development and sales activities of the Company's land operations as well as the Company's water operations) and the Company's Golf operations have reviewed their operational systems in the fourth quarter of 1998. Key third party vendors with whom these operations have a material relationship were contacted to determine their year 2000 readiness. While these vendors have indicated that they are or expect to be year 2000 compliant by the end of 1999, there can be no assurance that they will be successful in their efforts to become year 2000 compliant. A disruption in service and/or supplies may disrupt the Company's conduct of its real estate activities, its water deliveries and/or its golf operations. A resulting loss in revenues might have a material adverse effect on the financial position of the Company.

     The Company's transfer agent has been upgrading its computer systems so that its computer systems will function properly with respect to dates in the years 2000 and thereafter. The Company's transfer agent has begun testing its computer systems and will continue to test throughout 1999. The Company has no contingency plans in place in the event that the Company's transfer agent systems upgrades are not year 2000 compliant.

     The Company has reviewed its non-information technology systems (such as its telephone, utilities, sprinkler and alarm systems) and has contacted the appropriate third party vendors to determine their year 2000 compliancy. The Company does not have an estimate of the cost, if any, that may be required to make its non-information systems year 2000 compliant. In addition, the Company has begun contacting the various banks, insurance companies and state regulatory agencies with whom the Company has material relationships to determine their year 2000 readiness. The entities contacted have indicated that they are currently implementing and/or are testing the required changes to be year 2000 compliant.

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

     SENIOR DEBT.  Interest expense increased for the year ended
December 31, 1998 as compared to the year ended December 31, 1997 due to additional senior debt financing from affiliates.

     The following table sets forth operating results by industry segment (see Note 13), for the years indicated (in 000's):

                                              1998       1997      1996
                                            --------   --------  --------
Agriculture Segment:
     Revenues. . . . . . . . . . . . . . .  $ 34,551     41,949    51,805
     Cost of sales . . . . . . . . . . . .    33,534     40,862    54,640
                                            --------    -------   -------
                                               1,017      1,087    (2,835)
     Operating expenses. . . . . . . . . .     5,066      4,460     4,690
                                            --------    -------   -------
     Operating income (loss) . . . . . . .    (4,049)    (3,373)   (7,525)
                                            --------    -------   -------
Golf Segment:
     Revenues. . . . . . . . . . . . . . .    14,485     15,618    15,191
     Cost of sales . . . . . . . . . . . .     9,911      9,877     9,687
                                            --------    -------   -------
                                               4,574      5,741     5,504
     Operating expenses. . . . . . . . . .     1,861      2,021     1,959
                                            --------    -------   -------
     Operating income. . . . . . . . . . .     2,713      3,720     3,545
                                            --------    -------   -------
Property Segment:
     Revenues. . . . . . . . . . . . . . .    49,642     28,430    29,947
     Cost of sales . . . . . . . . . . . .    57,657     27,580    24,940
                                            --------    -------   -------
                                              (8,015)       850     5,007
     Operating expenses:
       Reduction to carrying value of
         investments in real estate. . . .   (16,805)    (2,279)  (18,315)
       Other . . . . . . . . . . . . . . .    (7,290)    (7,692)   (7,820)
                                            --------    -------   -------
     Operating income (loss):
      Reduction to carrying value of
        investments in real estate . . . .   (16,805)    (2,279)  (18,315)
      Other. . . . . . . . . . . . . . . .   (15,305)    (6,842)   (2,813)
                                            --------    -------   -------
Unallocated operating expenses
     (primarily overhead). . . . . . . . .    (2,349)    (3,225)   (3,045)
                                            --------    -------   -------
Total operating loss . . . . . . . . . . .  $(35,795)   (11,999)  (28,153)
                                            ========    =======   =======

     The variances in the above-noted results of operations for the Agriculture segment, Golf segment and the Property segment are discussed in the following sections.

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

1998 Compared to 1997

     During 1998, agriculture revenues were $34.6 million as compared to $41.9 million in 1997. The $7.3 million decrease was due primarily to a decrease of $7.5 million in revenues resulting from a 20% decrease in the tons of sugar sold in 1998 as compared to 1997, offset in part by a $.3 million increase in revenues resulting from a 1% increase in the price of sugar to $362 per ton in 1998 as compared to $359 per ton in 1997. During 1998, approximately 87,300 tons of sugar were sold as compared to 109,000 tons of sugar in 1997. The Company harvested approximately 9,700 and 11,300 acres in 1998 and 1997, respectively.

     During 1998, cost of sales were $33.5 million as compared to $40.8 million in 1997. The $7.3 million decrease was due primarily to: (i) a $7.6 million decrease in cost of sales resulting from a 20% reduction in the tons of sugar sold in 1998 as compared to 1997 (as discussed above); offset in part by an increase in the unit cost per ton (or $2.2 million increase in cost of sales) due to a certain level of fixed costs which negatively impacted the cost per ton due to the lower production volume and (ii) a reduction of $1.7 million in reserves for future costs related to a discontinued sugar operation.

     Agriculture operating expenses were $5.1 million and $4.5 million for 1998 and 1997, respectively, and consisted primarily of depreciation expense.

     The increase in the operating loss of $4.0 million in 1998 as compared to $3.4 million in 1997 was due primarily to the reductions in revenues and cost of sales (as discussed above).

1997 Compared to 1996

     During 1997, agriculture revenues were $41.9 million as compared to $51.8 million in 1996. The $9.9 million decrease was due primarily to (i) a decrease of $6.6 million in revenues resulting from a 14% decrease in the tons of sugar sold in 1997 as compared to 1996. During 1997, approximately 109,000 tons of sugar were sold as compared to 127,000 tons of sugar sold in 1996. Approximately 12,000 tons of the raw sugar produced in late 1995 were delivered to C&H and recognized in revenues in 1996; (ii) a $1.6 million decrease in revenues resulting from a 4% decrease in the average price of sugar to $359 per ton in 1997 as compared to $374 per ton in 1996; and (iii) a $1.4 million decrease in other agricultural revenues.

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

     Agriculture operating expenses were $4.5 million and $4.7 million for 1997 and 1996, respectively, and consisted primarily of depreciation expense.

     The decrease in the operating loss of $7.5 million in 1996 as compared to $3.4 million in 1997 was due primarily to the reductions in revenues and cost of sales (as discussed above).

PROPERTY SEGMENT:

     The Company's Property segment is responsible for land planning and development activities; obtaining land use, zoning and other governmental approvals and selling or financing developed and undeveloped land parcels.

1998 Compared to 1997

     Revenues increased to $49.6 million during 1998 from $28.4 million during 1997. Property revenues include revenues from land sales of approximately $41.3 million and $21.2 million for 1998 and 1997, respectively. Land sales included revenues for 1998 of approximately $16 million from the sale of the 6,700 acre Kealia parcel on Kauai, $9.6 million from the sale of the 740-acre Olowalu parcel on Maui, $4.1 million of land sales related to Kaanapali Golf Estates, $7.7 million from the sale of certain mill-site property at the Company's former Oahu Sugar Plantation and $3.9 million primarily from the sale of various other land parcels on Oahu, Kauai and Hawaii. The Company has received $11.2 million of the $16 million Kealia parcel sales proceeds and the remaining $4.8 million is payable (pursuant to the terms of a first mortgage note and amendment) in March 1999.

     During 1998, property cost of sales were $57.7 million as compared to $27.6 million in 1997. The $30.1 million increase in costs was due primarily to an increase in sales volume associated with land parcels sold (as discussed above).

     Property operating expenses were $7.3 million and $7.7 million for 1998 and 1997, respectively, and consisted primarily of employment costs and other general and administrative expenses.

     Property sales and cost of sales increased in 1998 as compared to 1997 due to higher sales volume. Operating income deteriorated primarily due to lower margins realized on property sold during 1998.

     In accordance with the provisions of the COLA Indenture, appraisals were performed for substantially all of the assets of the Company as of December 31, 1998 which reflected a decline in value for certain properties. Certain of the assets appraised as of December 31, 1998 are properties that are either being actively marketed by the Company or properties for which the Company intends to sell in the near future. Four of the land parcels expected to be disposed of by the Company within the next two years, having a cost basis of approximately $20.2 million, were estimated by the Company to have a total fair market value (less costs to sell) of approximately $13.2 million as of December 31, 1998. Accordingly, the Company recorded a $7 million loss in the fourth quarter of 1998 related to these properties. Additionally, the Company reduced its carrying value of one of its land parcels in the fourth quarter of 1998 by $9.8 million to properly reflect the estimated market value of this land parcel.

1997 Compared to 1996

     Revenues decreased slightly to $28.4 million in 1997 from $30 million in 1996. Property revenues included revenues from land sales of approximately $21.2 million and $18.9 million for 1997 and 1996, respectively. Land sales included revenues in 1997 from $5.2 million of land sales related to the remaining four oceanfront lots at Kai Ala Place in Kaanapali, approximately $4.8 million of land sales related to Kaanapali Golf Estates and $11.2 million primarily from the sale of unentitled agricultural and conservation and various other land parcels on Kauai, Hawaii and Maui. Approximately $5.5 million of 1996 land sales related to the Kaanapali Golf Estates and the remaining $13.4 million was primarily from the sale of unentitled agricultural and conservation and various other land parcels on Maui, Kauai and Hawaii.

     During 1997, property cost of sales were $27.6 million as compared to $24.9 million in 1996. The $2.7 million increase was due primarily to an increase in costs associated with land parcels sold (as discussed above).

     Property operating expenses were $7.7 million and $7.8 million for 1997 and 1996, respectively, and consisted primarily of employment costs and other general and administrative expenses.

     In accordance with the provisions of the Indenture, appraisals were performed for certain assets of the Company as of December 31, 1996 which reflected a decline in value for certain properties. Certain of the assets appraised as of December 31, 1996 are properties that were either being actively marketed by the Company or properties for which the Company had a plan to sell the assets in the near future. Five of the land parcels expected to be disposed of by the Company within the next two years, having a cost basis of approximately $40.3 million were estimated by the Company to have a total fair value, less costs to sell, of approximately $22.0 million as of December 31, 1996. Accordingly, the Company recorded an $18.3 million loss in the fourth quarter of 1996 related to these properties, and the Company reduced its carrying value of one of its land parcels in the fourth quarter of 1997 by $2.3 million to properly reflect the estimated market value of this land parcel.

     Property sales and cost of sales increased for the year ended December 31, 1997 as compared to the year ended December 31, 1996 (as discussed above), however, operating income deteriorated primarily due to lower margins realized on property sold during 1997.

GOLF SEGMENT:

     The Company's golf segment is responsible for the management and operation of the two golf courses at Kaanapali Golf Courses in Kaanapali, Maui and the Waikele Golf Club on Oahu.

     1998 Compared to 1997

     During 1998, golf revenues were $14.5 million as compared to $15.6 million in 1997. The $1.1 million decrease is due primarily to a 5% decrease in the total golf rounds played and a 1% decrease in the average rate per round at the three courses. During 1998, approximately 187,000 rounds of golf were played as compared to 196,000 in 1997.

     Golf cost of sales were $9.9 million in 1998 and 1997. Golf operating expenses of $1.9 million and $2.0 million in 1998 and 1997, respectively, consisted primarily of depreciation expense.

     The decrease in the operating income of $2.7 million in 1998 as compared to $3.7 million in 1997 was due primarily to the reduction in revenues (as discussed above).

     1997 Compared to 1996

     During 1997, golf revenues were $15.6 million as compared to $15.2 million in 1996. The $.4 million increase is due primarily to a 2% increase in the total golf rounds played at the three courses. During 1997, approximately 196,000 rounds of golf were played as compared to 192,000 in 1996.

     Golf cost of sales were $9.9 million and $9.7 million in 1997 and 1996, respectively. Golf operating expenses were $2.0 million in 1997 and 1996, and consisted primarily of depreciation expense.

     The increase in the operating income of $3.7 million in 1997 as compared to $3.5 million in 1996 was due primarily to the increase in revenues (as discussed above).

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


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company manages its market risk by matching projected cash inflows from operating properties, financing activities, and investing activities with projected cash outflows to fund debt payments, capital expenditures and other cash requirements. The Company also utilizes certain derivative financial instruments to limit market risk. The Company's primary risk exposure is to interest rate risk. The Company's derivatives are used for hedging purposes rather than speculation. The Company does not enter into financial instruments for trading purposes.

     The Company's long-term debt arrangements are both fixed and variable rate. Based upon the Company's indebtedness and interest rates at December 31, 1998, a 1% increase in market rates would decrease future earnings and cash flows by approximately $1.4 million. A 1% decrease in market rates would increase future earnings and cash flows by approximately $1.4 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                           AMFAC/JMB HAWAII, L.L.C.

                                     INDEX


Report of Independent Auditors
Consolidated Balance Sheets, December 31, 1998 and 1997
Consolidated Statements of Operations for the years ended
  December 31, 1998, 1997 and 1996
Consolidated Statements of Member's Equity (Deficit) for
  the years ended December 31, 1998, 1997 and 1996
Consolidated Statements of Cash Flows for the years ended
  December 31, 1998, 1997 and 1996

Notes to Consolidated Financial Statements

                                                              SCHEDULE

   Valuation and Qualifying Accounts . . . . . . . . .           II


Schedules not filed:

     All schedules other than the one indicated in the index have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.



                            AMFAC/JMB FINANCE, INC.

                                     INDEX

Report of Independent Auditors
Balance Sheets, December 31, 1998 and 1997
Notes to the Balance Sheets


Schedules not filed:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                        REPORT OF INDEPENDENT AUDITORS


The Member
AMFAC/JMB HAWAII, L.L.C.

     We have audited the accompanying consolidated balance sheets of Amfac/JMB Hawaii, L.L.C. as of December 31, 1998 and 1997, and the related consolidated statements of operations, member's equity (deficit), and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amfac/JMB Hawaii, L.L.C. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.









                                                  ERNST & YOUNG LLP


Honolulu, Hawaii
March 8, 1999

                           AMFAC/JMB HAWAII, L.L.C.

                          Consolidated Balance Sheets

                          December 31, 1998 and 1997

                            (Dollars in Thousands)


                                  A s s e t s
                                  -----------

                                                       1998        1997
                                                     --------    --------
Current assets:
 Cash and cash equivalents . . . . . . . . . . .     $ 26,526       9,115
  Receivables - net. . . . . . . . . . . . . . .       13,248       6,743
  Inventories. . . . . . . . . . . . . . . . . .       29,770      61,469
  Prepaid expenses . . . . . . . . . . . . . . .        2,048       2,648
                                                     --------    --------
        Total current assets . . . . . . . . . .       71,592      79,975
                                                     --------    --------
Investments. . . . . . . . . . . . . . . . . . .           40      46,496
                                                     --------    --------
Property, plant and equipment:
  Land and land improvements . . . . . . . . . .      291,617     262,233
  Machinery and equipment. . . . . . . . . . . .       65,641      63,497
  Construction in progress . . . . . . . . . . .          737       1,035
                                                     --------    --------
                                                      357,995     326,765
  Less accumulated depreciation
    and amortization . . . . . . . . . . . . . .       44,865      38,726
                                                     --------    --------
                                                      313,130     288,039
Deferred expenses. . . . . . . . . . . . . . . .       10,862      11,872
Other assets . . . . . . . . . . . . . . . . . .       35,456      37,863
                                                     --------    --------
                                                     $431,080     464,245
                                                     ========    ========

                             L i a b i l i t i e s
                             ---------------------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . .     $  6,773       6,289
  Accrued expenses . . . . . . . . . . . . . . .        8,111       9,213
  Current portion of long-term debt. . . . . . .        7,166      11,243
  Current portion of deferred income taxes . . .           81       4,325
  Amounts due to affiliates. . . . . . . . . . .       12,310      10,719
                                                     --------    --------
        Total current liabilities. . . . . . . .       34,441      41,789
                                                     --------    --------
Amounts due to affiliates - senior debt
  financing. . . . . . . . . . . . . . . . . . .      110,325     125,290
Accumulated postretirement benefit obligation. .       51,314      54,375
Long-term debt (including $66,000 of
  indebtedness considered to be in default
  as of January 1, 1999) . . . . . . . . . . . .      100,240      94,312
Other long-term liabilities. . . . . . . . . . .       30,908      34,525
Deferred income taxes. . . . . . . . . . . . . .       60,971      84,151
Certificate of Land Appreciation Notes . . . . .      220,692     220,692
                                                     --------    --------
        Total liabilities. . . . . . . . . . . .      608,891     655,134
                                                     --------    --------

Commitments and contingencies (notes 3, 4, 5, 6, 7, 8, 9, and 11)

                           AMFAC/JMB HAWAII, L.L.C.

               M e m b e r ' s   E q u i t y   ( D e f i c i t )
               -------------------------------------------------

                                                       1998        1997
                                                     --------    --------

Common stock, no par value
   Authorized, issued and outstanding
     1,000 shares. . . . . . . . . . . . . . . .        --              1
Additional paid-in capital . . . . . . . . . . .        --         14,384
Retained earnings (deficit). . . . . . . . . . .        --       (205,274)
Member's equity (deficit). . . . . . . . . . . .     (177,811)      --
                                                     --------    --------

        Total member's equity (deficit). . . . .     (177,811)   (190,889)
                                                     --------    --------

                                                     $431,080     464,245
                                                     ========    ========










































                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           AMFAC/JMB HAWAII, L.L.C.

                     Consolidated Statements of Operations

                 Years ended December 31, 1998, 1997 and 1996
                            (Dollars in Thousands)


                                          1998         1997        1996
                                        --------     --------    --------
Revenues:
  Agriculture. . . . . . . . . . . .    $ 34,551       41,949      51,805
  Property . . . . . . . . . . . . .      49,642       28,430      29,947
  Golf . . . . . . . . . . . . . . .      14,485       15,618      15,191
                                        --------     --------    --------
                                          98,678       85,997      96,943
                                        --------     --------    --------
Cost of sales:
  Agriculture. . . . . . . . . . . .      33,534       40,862      54,640
  Property . . . . . . . . . . . . .      57,657       27,580      24,940
  Golf . . . . . . . . . . . . . . .       9,911        9,877       9,687
                                        --------     --------    --------
                                         101,102       78,319      89,267
Operating expenses:
  Selling, general and
    administrative . . . . . . . . .       9,994       11,188      11,160
  Depreciation and amortization. . .       6,572        6,210       6,354
  Reduction to carrying value of
    investments in real estate . . .      16,805        2,279      18,315
                                        --------     --------    --------
        Total costs and expenses . .     134,473       97,996     125,096
                                        --------     --------    --------
        Operating loss . . . . . . .     (35,795)     (11,999)    (28,153)
                                        --------     --------    --------
Non-operating income (expenses):
  Amortization of deferred costs . .      (1,238)      (1,347)     (1,222)
  Interest income. . . . . . . . . .         976          386         463
  Interest expense . . . . . . . . .     (33,437)     (29,649)    (26,297)
                                        --------     --------    --------
                                         (33,699)     (30,610)    (27,056)
                                        --------     --------    --------

    Loss before taxes. . . . . . . .     (69,494)     (42,609)    (55,209)
    Income tax benefit . . . . . . .     (27,759)     (17,037)    (21,043)
                                        --------     --------    --------

        Net income (loss). . . . . .    $(41,735)     (25,572)    (34,166)
                                        ========     ========    ========



















                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           AMFAC/JMB HAWAII, L.L.C.

             Consolidated Statements of Member's Equity (Deficit)

                 Years ended December 31, 1998, 1997 and 1996

                            (Dollars in Thousands)



                                                         Total
                                                         Stock-      Total
                                            Retained    holder's    Member's
                     Common       Paid-In   Earnings     Equity      Equity
                     Stock        Capital   (Deficit)   (Deficit)   (Deficit)
                     ------       -------   ---------   ---------   ---------
Balance,
 December 31,
 1995. . . . . .    $      1      14,384    (128,573)   (114,188)      --

Net loss . . . .        --          --       (34,166)    (34,166)      --
Capital distri-
 bution - current
 income taxes
 (note 12) . . .        --          --        (5,217)     (5,217)      --
                    --------    --------    --------    --------   ---------

Balance,
 December 31,
 1996. . . . . .           1      14,384    (167,956)   (153,571)      --
Net loss . . . .        --          --       (25,572)    (25,572)      --
Capital distri-
 bution - current
 income taxes
 (note 12) . . .        --          --       (11,746)    (11,746)      --
                    --------    --------    --------    --------   ---------
Balance,
 December 31,
 1997. . . . . .           1      14,384    (205,274)   (190,889)      --

Conversion to
 limited
 liability
 Company . . . .          (1)    (14,384)    205,274     190,889    (190,889)
Net loss . . . .        --          --         --          --        (41,735)
Capital distri-
 bution - current
 income taxes
 (note 12) . . .        --          --         --          --           (335)
Contribution of
 certain senior
 debt financing.        --          --         --          --         55,148
                    --------    --------    --------    --------   ---------
Balance,
 December 31,
 1998. . . . . .    $   --         --          --          --       (177,811)
                    ========    ========    ========    ========   =========










                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                           AMFAC/JMB HAWAII, L.L.C.

                     Consolidated Statements of Cash Flows

                 Years ended December 31, 1998, 1997 and 1996

                            (Dollars in Thousands)


                                          1998         1997        1996
                                        --------     --------    --------
Cash flows from operating activities:
  Net income (loss). . . . . . . . .    $(41,735)     (25,572)    (34,166)
  Items not requiring (providing) cash:
    Depreciation and amortization. .       6,572        6,210       6,354
    Amortization of deferred costs .       1,238        1,347       1,222
    Equity in earnings of
      investments. . . . . . . . . .          81          111         (14)
    Income tax benefit . . . . . . .     (27,759)     (17,037)    (21,043)
    Reduction to carrying value of
     investments in real estate. . .      16,805        2,279      18,315
    Deferred interest. . . . . . . .         794        1,039       1,441
    Interest on advances from
      affiliates . . . . . . . . . .      15,355        5,083        --
    Other long-term liabilities. . .      (3,288)        --          --
  Changes in:
    Receivables - net. . . . . . . .      (6,505)      (2,002)      3,979
    Inventories. . . . . . . . . . .      46,879       19,201      22,052
    Prepaid expenses . . . . . . . .         600          791        (337)
    Accounts payable . . . . . . . .         484          570      (2,843)
    Accrued expenses . . . . . . . .      (1,102)         (61)     (3,994)
    Amounts due to affiliates. . . .       1,591        1,814     (13,957)
    Other long-term liabilities. . .      (3,386)      (4,125)     (4,489)
                                        --------     --------    --------
        Net cash provided by
          (used in) operating
          activities . . . . . . . .       6,624      (10,352)    (27,480)
                                        --------     --------    --------
Cash flows from investing activities:
  Property additions . . . . . . . .     (17,596)      (2,766)     (4,257)
  Property sales, disposals and
    retirements - net. . . . . . . .         514          160          63
  Investments in joint ventures
    and partnerships . . . . . . . .        --           (420)     (1,093)
  Other assets . . . . . . . . . . .       2,031       (4,928)     (4,467)
  Other long-term liabilities. . . .        (798)      (1,063)        (53)
                                        --------     --------    --------
        Net cash used in
          investing activities . . .     (15,849)      (9,017)     (9,807)
                                        --------     --------    --------
Cash flows from financing activities:
  Deferred expenses. . . . . . . . .         (43)        (244)         28
Net amounts due to affiliates. . . .      24,828       16,628      26,668
Net (repayments) proceeds of
  long-term debt . . . . . . . . . .       1,851        3,364       7,582
                                        --------     --------    --------
        Net cash provided by
          financing activities . . .      26,636       19,748      34,278
                                        --------     --------    --------

                           AMFAC/JMB HAWAII, L.L.C.

                                          1998         1997        1996
                                        --------     --------    --------

  Net increase (decrease) in cash and
    cash equivalents . . . . . . . .      17,411          379      (3,009)
  Cash and cash equivalents,
    beginning of year. . . . . . . .       9,115        8,736      11,745
                                        --------     --------    --------
  Cash and cash equivalents,
    end of year. . . . . . . . . . .    $ 26,526        9,115       8,736
                                        ========     ========    ========
Supplemental disclosure of cash
 flow information:
  Cash paid for interest (net
   of amount capitalized). . . . . .    $ 17,436       24,816      31,111
                                        ========     ========    ========
  Schedule of non-cash investing
   and financing activities:
    Transfer of property actively
     held for sale to real estate
     inventories and accrued costs
     relating to real estate sales .    $ 15,180       23,862      29,219
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

                           AMFAC/JMB HAWAII, L.L.C.

                  Notes to Consolidated Financial Statements

                            (Dollars in Thousands)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BASIS OF ACCOUNTING

     Amfac/JMB Hawaii, L.L.C. (the "Company") is a Hawaii limited liability company. The Company is wholly-owned by Northbrook Corporation ("Northbrook"). The primary business activities of the Company are land development and sales, golf course management and agriculture. The Company owns approximately 34,000 acres of land located on the islands of Oahu, Maui, Kauai and Hawaii in the State of Hawaii. All of this land is held by the Company's wholly-owned subsidiaries. In addition to its owned lands, the Company leases approximately 49,000 acres of land used primarily in conjunction with its agricultural operations. The Company's operations are subject to significant government regulation.

     The Company is the successor to Amfac/JMB Hawaii, Inc. ("A/J Hawaii"). On March 3, 1998, A/J Hawaii was merged (the "Merger") with and into the Company pursuant to an Agreement and Plan of Merger dated February 27, 1998 (the "Merger Agreement") by and between A/J Hawaii and the Company (which was then named Amfac/JMB Mergerco, L.L.C.). The Merger was consummated to change the Company's form of entity from a corporation to a limited liability company. The Company was a nominally capitalized limited liability company which was formed on December 24, 1997, solely for the purpose of effecting the Merger. The Company succeeded to all the assets and liabilities of A/J Hawaii in accordance with the Hawaii Business Corporation Act and the Hawaii Uniform Limited Liability Company Act. In addition, A/J Hawaii, the Company, The First National Bank of Chicago (the "Trustee") and various guarantors entered into a Second Supplemental Indenture dated as of March 1, 1998, pursuant to which the Company expressly assumed all obligations of A/J Hawaii under the Indenture dated as of March 14, 1989, as amended (the "Indenture") by and among A/J Hawaii, the Trustee and the guarantors named therein and the holders of Certificates of Land Appreciation Notes due 2008 Class A (the "Class A COLAs") and the Certificates of Land Appreciation Notes Class B (the "Class B COLAs" and, collectively, with the Class A COLAs the "COLAs"). The Merger did not require the consent of the holders of the COLAs under the terms of the Indenture. The Company has succeeded to A/J Hawaii's reporting obligations under the Securities Exchange Act of 1934, as amended. Unless otherwise indicated, references to the Company prior to March 3, 1998 shall mean A/J Hawaii and A/J Hawaii's subsidiaries.

     The Company will continue until at least December 31, 2027, unless earlier dissolved. Except as noted in Notes 2 and 3 to Notes to the Balance Sheets of Amfac/JMB Finance, Inc., the Company's sole member (Northbrook) is not obligated for any debt, obligation or liability of the Company.

     The Company has three primary business segments. The agriculture segment ("Agriculture") is responsible for the Company's activities related to the cultivation and processing of sugar cane and other agricultural products. The real estate segment ("Property") is responsible for development and sales activities related to the Company's owned land, all of which is in the State of Hawaii. The golf segment ("Golf") is responsible for the management and operation of the Company's golf course facilities.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     STATEMENT OF CASH FLOWS

     The Company's policy is to consider all amounts held with original maturities of three months or less in U.S. government obligations, certificates of deposit and money market funds (approximately $24,188 and $5,400 at December 31, 1998 and 1997, respectively) as cash equivalents which approximates market. These amounts include $1,923 and $2,067 at December 31, 1998 and 1997, respectively, which were restricted primarily to fund debt service on long-term debt related to the acquisition of power generation equipment (see note 6).

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Disclosures about Fair Value of Financial Instruments", requires entities to disclose the SFAS No. 107 value of certain on-and off-balance sheet financial instruments for which it is practicable to estimate. Value is defined in SFAS No. 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Company believes the carrying amounts of its financial instruments classified as current assets and liabilities in its balance sheet approximate SFAS No. 107 value due to the relatively short maturity of these instruments. Except for the loan secured by the Kaanapali Golf Courses, the Company believes the carrying value of its long-term debt (notes 4 and 6) approximates fair value. The debt secured by the Kaanapali Golf Courses has been declared in default by the lender as of January 1, 1999 (see note 6), and as a consequence, the Company considers the disclosure of the SFAS 107 value of such debt to be impracticable. SFAS No. 107 states that quoted market prices are the best evidence of the SFAS No. 107 value of financial instruments, even for instruments traded only in thin markets. On March 15, 1995, pursuant to the indenture that governs the terms of the COLAs (the "Indenture"), the Company elected to exercise its right to redeem, and therefore was obligated to purchase, any and all Class A COLAs submitted pursuant to the Redemption Offer at a price of $.365 per Class A COLA (see note 5). In conjunction with the Company's election to repurchase the Class A COLAs submitted for repurchase, the Company made a tender offer (the "Tender Offer") to purchase up to approximately $68,000 principal value of the Class B COLAs at a price of $.220 per Class B COLA from COLA holders electing to have their Class A COLAs repurchased. The Redemption Offer and the Tender Offer expired on June 1, 1995. Since such expiration, the secondary market for COLAs has been extremely limited. Since June 1, 1995, a limited number of COLA units have been sold in transactions arranged by brokers for amounts ranging from approximately $.250 to $.348 per Class B COLA and from approximately $.301 to $.565 per combined Class A and Class B COLA. Based on the range of transactions since June 1, 1995 and the number of COLAs outstanding (with a per unit carrying value of $1.0 and a total carrying value of $220,692 at December 31, 1998 in the accompanying consolidated financial statements), the implied SFAS No. 107 value of the COLAs would range from approximately $79,000 to $133,000. However, due to restrictions on prepayment and redemption as specified in the COLA Indenture, as well as the methodology used to determine such value, the Company does not believe that it would be able to refinance or repurchase all of its outstanding COLA units as of December 31, 1998 at this value. Reference is made to note 5 for results of the Redemption and Tender Offer. In January 1998 and October 1998, an affiliate of the Company extended two separate Tender Offers to purchase up to approximately $65,421 principal of Separately Certificated Class B COLAs and $22,500 principal amount of jointly Certificated COLAs Class A and Class B, respectively (see Note 5).

INVENTORY CAPITALIZATION AND RECOGNITION OF REVENUE FROM THE SALE OF SUGAR

     The Company capitalizes all of the expenditures incurred in bringing crops to their existing condition and location. Such capitalized expenditures include those costs related to the planting, cultivation and growing of sugar cane grown on the agricultural properties of the Company. Inventory reflected in the accompanying consolidated balance sheets at December 31, 1998 and 1997, which includes $11,300 and $10,800, respectively, related to agricultural operations, is not in excess of its estimated net realizable value. Reductions in the estimated net realizable value of unsold sugar are recognized when anticipated. In determining the net realizable value of unsold sugar, the price the Company uses is based upon the domestic price of sugar. The Company recognizes revenue and related cost of sales upon delivery of its raw sugar to the California and Hawaii Sugar Company ("C&H").

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company expects to adopt the Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on results of operations or financial position.

     INVESTMENTS

     Investments in certain partnerships and joint ventures, if any, over which the Company exercises significant influence are accounted for by the equity method. To the extent the Company engages in such activities as general partner, the Company is contingently liable for the obligations of its partnership and joint venture investments.

     LAND DEVELOPMENT

     Project costs associated with the acquisition, development and construction of real estate projects are capitalized and classified as construction in progress. Such capitalized costs are not in excess of the project's estimated fair value as reviewed periodically or as considered necessary. In addition, interest is capitalized to qualifying assets during the period that such assets are undergoing activities necessary to prepare them for their intended use. Such capitalized interest is charged to cost of sales as revenue from the real estate development is recognized. Interest costs of approximately $766, $1,272 and $1,327 have been capitalized for the years ended 1998, 1997, and 1996, respectively.

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

     In accordance with the provisions of the COLA Indenture, appraisals were performed for certain assets of the Company as of December 31, 1998, which reflected a decline in value for certain properties. Certain of the assets appraised as of December 31, 1998 are properties that are either being actively marketed by the Company or properties for which the Company intends to sell in the near future. Four of the land parcels expected to be disposed of by the Company within the next two years, having a cost basis of approximately $20,193, were estimated by the Company to have a total fair market value (less costs to sell) of approximately $13,188 as of December 31, 1998. Accordingly, the Company recorded a $7,005 loss in the fourth quarter of 1998 related to these properties. Additionally, the Company reduced its carrying value of one of its land parcels in the fourth quarter of 1998 by $9,800 to properly reflect the estimated market value of this land parcel.

     In accordance with the provisions of the COLA Indenture, appraisals were performed for certain assets of the Company as of December 31, 1996, which reflected a decline in value for certain properties. Certain of the assets appraised as of December 31, 1996 were properties that were either being actively marketed by the Company or properties for which the Company had plans to sell soon after December 31, 1996. Five of the land parcels then expected to be disposed of by the Company within two years after December 31, 1996 having a cost basis of approximately $40,280, were estimated by the Company to have a total fair market value, less costs to sell, of approximately $21,965 as of December 31, 1996. Accordingly, the Company recorded a $18,315 loss in the fourth quarter of 1996 related to these properties and the Company reduced its carrying value of one of its land parcels in the fourth quarter of 1997 by $2.3 million to properly reflect the estimated market value of this land parcel.

     EFFECTIVE INTEREST

     For financial reporting purposes, the Company uses the effective interest rate method and accrued interest on the COLAs at 4% per annum ("Mandatory Base Interest") for the years ended December 31, 1998, 1997 and 1996.

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

     INCOME TAXES

     The Company and its subsidiaries report their taxes as part of the consolidated tax return of the Company's parent, Northbrook. The Company and its subsidiaries have entered into a tax indemnification agreement with Northbrook in which Northbrook indemnifies the Company and its subsidiaries for responsibility for all past, present and future federal and state income tax liabilities (other than income taxes which are directly attributable to cancellation of indebtedness income caused by the repurchase or redemption of securities as provided for in or contemplated by the Repurchase Agreement).

     Current and deferred taxes have been allocated to the Company as if the Company were a separate taxpayer in accordance with the provisions of SFAS No. 109-Accounting for Income Taxes. However, to the extent the tax indemnification agreement does not require the Company to actually pay income taxes, current taxes payable or receivable have been reflected as deemed contributions to additional paid-in capital or distributions to retained earnings (deficit)/member's equity (deficit) in the accompanying consolidated financial statements.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     RECLASSIFICATIONS

     Certain amounts in the December 31, 1996 and 1997 financial statements have been reclassified to conform to the December 31, 1998 presentation.

(2)  ASSETS AND LIABILITIES INFORMATION

                                                       1998        1997
                                                     --------    --------
  Receivables - net:
    Trade accounts and notes
      (net of allowance) . . . . . . . . . . . .     $  1,458       1,529
    Sugar and molasses . . . . . . . . . . . . .        2,780       4,055
    Other. . . . . . . . . . . . . . . . . . . .        9,010       1,159
                                                     --------    --------
                                                     $ 13,248       6,743
                                                     ========    ========
  Accrued expenses:
    Payroll and benefits . . . . . . . . . . . .     $  2,118       2,537
    Interest . . . . . . . . . . . . . . . . . .        4,306       4,454
    Other. . . . . . . . . . . . . . . . . . . .        1,687       2,222
                                                     --------    --------
                                                     $  8,111       9,213
                                                     ========    ========

(3)  INVESTMENTS

     The Company's investments at December 31, 1998 and 1997 consist of the following:

                                        Ownership           Carrying
                                        Percentage            Value
                                    -----------------   -----------------
Description                           1998      1997      1998      1997
-----------                         --------  --------  --------   ------
  Sugar Cooperatives . . . . . . .       26%    26.0%   $    40        41
  North Beach Joint Venture. . . .      100%    50.0%      --      46,455
                                                        -------    ------
                                                        $    40    46,496
                                                        =======    ======

     The Company's sugar plantation subsidiaries sell their raw sugar production to the Hawaiian Sugar and Transportation Company ("HSTC"), which is an agricultural cooperative owned by the major Hawaii producers of raw sugar (including the Company), under a marketing agreement. HSTC sells the raw sugar production to C&H pursuant to a long-term supply contract. The terms of the supply contract do not require a specified level of production by the Hawaii producers; however, HSTC is obligated to sell and C&H is obligated to purchase any raw sugar produced. The Company holds a 26% equity interest in HSTC. HSTC returns to its raw sugar suppliers proceeds based upon the domestic sugar price less delivery and administrative charges. The Company recognizes revenues and related cost of sales upon delivery of its raw sugar to C&H.

     The North Beach joint venture was formed during 1986 to plan, manage and develop approximately 96 acres of beachfront property located at the Kaanapali Beach Resort on West Maui. The Company has completed the purchase of Tobishima Pacific, Inc.'s ("TPI") 50% ownership interest in the 96-acre beachfront parcel commonly referred to as Kaanapali North Beach. The Company and TPI were unable to agree on key operating decisions related to the development of the Kaanapali Ocean Resort and the future development plan for the entire North Beach property. To break the deadlock on these issues, the Company exercised a buy/sell option with a $12 million purchase price and TPI elected to sell its interest. The Company financed 80% of the purchase price for TPI's interest in North Beach and signed a note and first mortgage in favor of TPI for $9.6 million. The note is payable in five equal, annual principal installments beginning in September 1999 and with interest at 8.5% per annum payable quarterly. In January 1999, the Company paid TPI approximately $2,200 on its note to release Lot #1 for the Kaanapali Ocean Resort and the new 10-acre public recreation area at North Beach.

     The Company's investment in the North Beach joint venture is 100% and accordingly is consolidated in the Company's financial statements. The following is the condensed, combined financial statement information (unaudited) of HSTC and the North Beach joint venture:

                                          1998               1997
                                         -------      -------------------
                                                      North
                                                      Beach
                                                      Joint
                                          HSTC        Venture      HSTC
                                         -------      -------     -------

Current assets . . . . . . . . . . .     $15,215          319      20,289

Noncurrent assets. . . . . . . . . .           4       40,100          16
Current liabilities. . . . . . . . .     (15,110)        (274)    (20,196)
Noncurrent liabilities . . . . . . .        --           --          --
                                         -------      -------     -------
Equity . . . . . . . . . . . . . . .     $   109       40,145         109
                                         =======      =======     =======

                                           1998        1997        1996
                                         -------      -------     -------

     Revenue . . . . . . . . . . . .    $147,156      135,929     203,342
     Cost and expenses . . . . . . .      13,464       16,169      19,618
                                        --------      -------     -------
     Net income. . . . . . . . . . .    $133,692      119,760     183,724
                                        ========      =======     =======

(4)  AMOUNTS DUE AFFILIATES - SENIOR DEBT FINANCING

     The approximately $15,097 of remaining acquisition-related financing owed to affiliates had a maturity date of June 1, 1998 and bore interest at a rate per annum based upon the prime interest rate (7.75% at December 31, 1998), plus one percent. In addition to the $52,000 borrowed from Northbrook in 1995 to redeem Class A COLAs pursuant to the Redemption Offer (see Note 5), the Company had also borrowed approximately $18,746 and $9,814 during 1996 and 1995, respectively, to fund COLA Mandatory Base Interest payments, Royal Kaanapali Golf Course debt interest payments and other operational needs. These loans from Northbrook were payable interest only, had a maturity date of June 1, 1998 and carried an interest rate per annum equal to the prime interest rate plus two percent. Pursuant to the Indenture relating to the COLAs, the amounts borrowed from Northbrook are "Senior Indebtedness" to the COLAs.

     In February 1997, the above-noted affiliate loans, along with certain other amounts due Northbrook, were converted into a new $104,759 ten year note payable. In 1998, the $104,759 note was cancelled pursuant to a split Note Agreement and bifurcated into two nine-year notes: (i) a $99,595 note payable to an affiliate of Northbrook and (ii) a $15,000 note payable (with an initial balance of $7,920) to Northbrook. The bifurcated notes are payable interest only and accrue interest at the prime rate plus 2%. The Company borrowed an additional $16,628 during 1997 and $24,828 during 1998 to fund COLA Mandatory Base Interest payments and other operational needs from a subsidiary of Northbrook under a separate note which is payable interest only and accrues at the prime rate plus 2%.

     As of December 31, 1998, the Company agreed to exercise its option to redeem Class B COLAs that are "put" to AJF for repurchase (as described above under Item 1 - "Business"), in partial consideration for (a) the agreement by the Company's affilaite, Fred Harvey Transportation Company ("Fred Harvey"), to defer until December 31, 2001 all interest accruing from January 1, 1998 through December 31, 2001 and relating to the approximately $100,000 of senior indebtedness of the Company currently owing to Fred Harvey (as described in Note 4 to the Consolidated Financial Statements of the Company); and (b) Northbrook agreeing to cause approximately $55,100 of the Company's indebtedness that was senior to the

COLAs to be contributed to the capital of the Company. In connection with the foregoing deferral of interest and contribution of capital, the Company agrees to allow the senior debt held by Northbrook and its affiliates to be secured by assets of the Company. As a result of the contribution, in the Company's December 31, 1998 balance sheet, the "Amounts due to Affiliates" were decreased, and the Company's "Member's equity (deficit)" was increased, by approximately $55,100. The deferral of interest together with this contribution to capital were made as part of the Company's effort to alleviate significant liquidity constraints and continue to meet the Value Maintenance Ratio requirement under the Indenture. At current interest rates, and assuming no further advances of senior indebtedness, approximately $45,000 of such deferred interest relating to currently existing senior indebtedness will become due and payable on December 31, 2001. At such time, there can be no assurance that the Company will either
(i) have unrestricted cash available for meeting such obligation or (ii) have the ability to refinance such $45,000 obligation. Failure to meet such obligation, if called, would cause all senior indebtedness owing to Fred Harvey or its affiliates to be immediately due and payable. A default on senior indebtedness of such magnitude could constitute an event of default under the Indenture. To the extent that Northbrook or any of its affiliates make additional advances of senior indebtedness to the Company during 1999, Northbrook or its affiliates intend to defer any interest accruing on such additional indebtedness until December 31, 2001. Therefore, interest in excess of $45,000 may be due and payable on December 31, 2001 and any such excess may be substantial.

     The total amount due Northbrook and its subsidiary as of December 31, 1998 was $110,325, which includes deferred interest to affiliates on senior debt of $13,896, ($10,731 of which has been deferred until December 31, 2001, as described above). Pursuant to the Indenture, the amounts borrowed from Northbrook or its affiliates are "Senior Indebtedness" to the COLAs.

(5)  CERTIFICATE OF LAND APPRECIATION NOTES

     The COLAs are unsecured debt obligations of the Company. Interest on the COLAs is payable semi-annually on February 28 and August 31 of each year. The COLAs mature on December 31, 2008, and bear interest after the Final Issuance Date (August 31, 1989) at a rate of 10% per annum ("Base Interest") of the outstanding principal balance of the COLAs on a cumulative, non-compounded basis, of which 6% per annum is contingent ("Contingent Base Interest") and due and payable only to the extent of Net Cash Flow (Net Cash Flow for any period is generally an amount equal to 90% of the Company's net cash revenues, proceeds and receipts after payment of cash expenditures, including the Qualified Allowance (as defined) other than federal and state income taxes and after the establishment by the Company of reserves) or Maturity Market Value (as defined below). The Company has not generated a sufficient level of Net Cash Flow to incur or pay Contingent Base Interest on the COLAs from 1990 through 1998. Approximately $113,028 of the $120,652 cumulative deferred Contingent Base Interest (i.e. not due and payable in the absence of events which have not occurred) related to the period from August 31, 1989 (Final Issuance Date) through December 31, 1998 has not been accrued in the accompanying consolidated financial statements as the Company believes that it is not probable at this time that a sufficient level of Net Cash Flow will be generated in the future or that there will be sufficient Maturity Market Value (as defined below) as of December 31, 2008 (the COLA maturity date) to pay such unaccrued and deferred Contingent Base Interest. The following table is a summary of Mandatory Base Interest and Contingent Base Interest for the years ended December 31, 1998, 1997 and 1996:

                                          1998          1997        1996
                                        --------       ------      ------
Mandatory Base Interest paid . . . .    $  8,828        8,828       8,828
Contingent Base Interest
 due and paid. . . . . . . . . . . .        --           --          --
Cumulative deferred Contingent
 Base Interest at end of year. . . .    $120,652      107,411      94,169

Net Cash Flow was $0 for 1998, 1997 and 1996.

     In each calendar year, principal reductions may be made from remaining Net Cash Flow, if any, in excess of all current and unpaid deferred Contingent Base Interest and will be made at the election of the Company (subject to certain restrictions). The COLAs will bear additional contingent interest in any year, after any principal reduction, equal to 55% of remaining Net Cash Flow. Upon maturity, holders of COLAs will be entitled to receive the remaining outstanding principal balance of the COLAs plus Unpaid Mandatory Base Interest plus additional interest equal to certain levels of the unpaid Contingent Base Interest, to the extent of the Maturity Market Value (Maturity Market Value generally means 90% of the excess of the Fair Market Value (as defined) of the Company's assets at maturity over its liabilities (including Qualified Allowance, but only to the extent earned and payable from Net Cash Flow generated through maturity) at maturity, which liabilities have been incurred in connection with its operations), plus 55% of the remaining Maturity Market Value.

     On March 14, 1989, Amfac/JMB Finance ("AJF"), a wholly-owned subsidiary of Northbrook, and the Company entered into an agreement (the "Repurchase Agreement") concerning AJF's obligations to repurchase, on June 1, 1995 and 1999, the COLAs upon request of the holders thereof. The COLAs were issued in two units consisting of one Class A and one Class B COLA. As specified in the Repurchase Agreement, the repurchase of the Class A COLAs may have been requested by the holders of such COLAs on June 1, 1995 at a price equal to the original principal amount of such COLAs ($.5) minus all payments of principal and interest allocated to such COLAs. The cumulative interest paid per Class A COLA through June 1, 1995 was $.135. The repurchase of the Class B COLAs may be requested of AJF by the holders of such COLAs on June 1, 1999 at a price equal to 125% of the original principal amount of such COLAs ($.5) minus all payments of principal and as of December 31, 1998, the cumulative interest paid per Class A and Class B COLA was approximately $205 and $205, respectively.

     On March 14, 1989, Northbrook entered into a Keep-Well Agreement with AJF, whereby it agreed to contribute sufficient capital or make loans to AJF to enable AJF to meet its COLA repurchase obligations described above. Notwithstanding AJF's repurchase obligations, the Company may elect, and intends to so elect, to redeem any COLAs requested to be repurchased at the specified price.

     AF Investors currently holds 89,330 Class B COLAs (with a put value of $36,625) as described below. AF Investors will cause some, but not all, of such Class B COLAs to be "put" pursuant to the Repurchase Agreement. AF Investors has agreed to take back senior debt of the Company for the portion so put to the extent that the Company does not have sufficient cash available to meet the put obligation and currently intends to retain at least $10,000 to $15,000 of its Class B COLAs. AF Investor's Class B COLAs were contributed by Amfac Finance Limited Partnership ("Amfac Finance"), an Illinois limited partnership and an affiliate of the Company, to AF Investors in December 1998. AF Investors does not intend to require cash payments in the event it chooses to exercise its right to "put" any or all of its Class B COLAs unless sufficient cash would be available to the Company after satisfying the put obligation on the non-affiliated Class B COLA holders. Notwithstanding AJF's obligation under the Repurchase Agreement, the Company's obligation to cause AJF to perform under the Repurchase Agreement, Northbrook's obligation under the Keep-Well Agreement, and the election that the Company intends to make to redeem Class B COLAs put to AJF (thereby reducing or potentially eliminating AJF's obligation, and as a consequence, Northbrook's), AJF, Northbrook and the Company in the aggregate do not currently have, and are not expected to have by June 1, 1999, sufficient available resources to meet the maximum potential obligation of approximately $81 million should all Class B COLAs

(excluding the Class B COLAs held by AF Investors) be put pursuant to the Repurchase Agreement (approximately $117 million including the Class B COLAs held by AF Investors). Failure to meet these obligations could lead to a claim against the Company, AJF and, in turn, Northbrook. The number, if any, of Class B COLA holders (other than AF Investors) who will elect to have their Class B COLAs redeemed is not currently determinable and, accordingly, the amount of resources necessary to enable the Company to redeem such Class B COLAs is not determinable. Based upon prior experience, the Company does not anticipate that all of the Class B COLAs will be "put" pursuant to the Repurchase Agreement and does anticipate having sufficient resources to redeem the Class B COLAs actually put to the Company. However, there can be no assurance that the Company and its affiliates will have sufficient resources to redeem the Class B COLAs actually put to the Company.

     On March 15, 1995, pursuant to the indenture that governs the terms of the COLAs (the "Indenture"), the Company elected to offer to redeem (the "Redemption Offer") all Class A COLAs from the registered holders, thereby eliminating AJF's obligation to satisfy the Class A COLA repurchase options requested by such holders as of June 1, 1995. Pursuant to the Redemption Offer, and in accordance with the terms of the Indenture, the Company was therefore obligated to purchase any and all Class A COLAs submitted pursuant to the Redemption Offer at a price of $.365 per Class A COLA. In conjunction with the Company's Redemption Offer, the Company made a tender offer (the "Tender Offer") to purchase up to approximately $68,000 principal value of the Class B COLAs at a price of $.220 per Class B COLA from COLA holders electing to have their Class A COLAs repurchased. Approximately 229,000 Class A COLAs were submitted for repurchase pursuant to the Redemption Offer and approximately 99,000 Class B COLAs were submitted for repurchase pursuant to the Tender Offer, requiring an aggregate payment by the Company of approximately $105,450 on June 1, 1995. The Company used its available cash to purchase Class B COLAs pursuant to the Tender Offer and borrowed $52,000 from Northbrook to purchase Class A COLAs pursuant to the Redemption Offer. As of December 31, 1998, the Company had approximately 156,000 Class A COLA units and approximately 286,000 Class B COLA units outstanding, with a principal balance of approximately $78,000 and $143,000, respectively.

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

     On January 30, 1998, Amfac Finance extended a Tender Offer to Purchase (the "Class B Tender Offer") up to approximately $65,421 Principal amount of Separately Certificated Class B COLAs ("Separate Class B COLAs") for cash at a unit price of $.375 to be paid by Amfac Finance on each Separate Class B COLA on or about March 24, 1998. The maximum cash to be paid under the Class B Tender Offer was approximately $49,066 (130,842 Separate Class B COLAs at a unit price of $.375 for each separate Class B COLA). Approximately 62,857 Separate Class B COLAs were submitted to Amfac Finance for repurchase pursuant to the Tender Offer, requiring an aggregate payment by Amfac Finance of approximately $23,571 on March 31, 1998. In addition, on October 23, 1998, Amfac Finance extended a Tender Offer to Purchase (the "Class A/B Tender Offer") up to approximately $22.5 million principal amount of Jointly Certificated Class A and B COLAs (together "COLA Units") for cash at a unit price of $460 to be paid by Amfac Finance on each COLA Unit on or about December 23, 1998. The maximum cash to be paid under the Tender Offer was approximately $12.2 million (26,600 COLA Units at a unit price of $460 for each COLA Unit). Approximately 26,473 COLA Units were submitted to Amfac Finance for repurchase pursuant to the Tender Offer requiring an aggregate payment by Amfac Finance of approximately $12.2 million on December 23, 1998. Neither the Class B nor the Class A/B Tender

Offer reduced the outstanding indebtedness of the Company. In December 1998, Amfac Finance contributed its COLA Units to AF Investors. The COLA Units held by AF Investors remain outstanding pursuant to the terms of the Indenture. Except as provided in the last sentence of this paragraph, AF Investors is entitled to the same rights and benefits of any other holder of COLA Units, including having the right to have AJF repurchase on June 1, 1999, the separate Class B COLAs that it owns. AF Investors currently intends to require some, but not all of the Class B COLAs which it will own on such date to be repurchased pursuant to the Repurchase Agreement. AF Investors has agreed to take back senior debt of the Company for the portion so put to the extent that the Company does not have sufficient cash available to meet the put obligation. Because AF Investors is an affiliate of the Company, AF Investors will not be able to participate in determining whether the holders of the required principal amount of debt under the Indenture have concurred in any direction, waiver or consent under the terms of the Indenture.

     As a result of the Class B and Class A/B Tender Offers, the Company recognized approximately $7.9 million and $14.3 million, respectively, of taxable gain in accordance with income tax regulations for certain transactions with affiliates. Such gain is treated as cancellation of indebtedness income for income tax purposes only and, accordingly, the income taxes related to the Class B Tender Offer (approximately $3.1 million) and Class A/B Tender Offer (approximately $5.7 million) were, or will be, indemnified by Northbrook through the tax agreement between Northbrook and the Company (See Note 1 to Notes to the Consolidated Financial Statements).

     The terms of the Indenture place certain restrictions on the Company's declaration and payment of dividends. Such restrictions generally relate to the source, timing and amounts which may be declared and/or paid. The COLAs also impose certain restrictions on, among other things, the creation of additional indebtedness for certain purposes, the Company's ability to consolidate or merge with or into other entities, and the Company's transactions with affiliates.

(6)  LONG-TERM DEBT

     In June 1991, the Company obtained a five-year $66,000 loan from the Employees' Retirement System of the State of Hawaii ("ERS"). The nonrecourse loan is secured by a first mortgage on the Kaanapali Golf Courses, and is "Senior Indebtedness" (as defined in the Indenture relating to the COLAs). The loan bore interest at a rate per annum equal to the greater of (i) the base interest rate announced by the Bank of Hawaii on the first of July for each year or (ii) ten percent per annum through June 30, 1993 and nine percent per annum thereafter.

     In April 1996, the Company reached an agreement to amend the loan with the ERS, extending the maturity date for five years. In exchange for the loan extension, the ERS received the right to participate in the "Net Disposition Proceeds" (as defined) related to the sale or the refinancing of the golf courses or at the maturity of the loan. The ERS share of the Net Disposition Proceeds increases from 30% through June 30, 1997, to 40% for the period from July 1, 1997 to June 30, 1999 and to 50% thereafter. The loan amendment effectively adjusted the interest rate as of January 1, 1995 to 9.5% until June 30, 1996. After June 30, 1996, the loan bears interest at a rate per annum equal to 8.73%. The loan amendment requires the Company to pay interest at the rate of 7% for the period from January 1, 1995 to June 30, 1996, 7.5% from July 1, 1996 to June 30, 1997,
7.75% from July 1, 1997 to June 30, 1998 and 8.5% thereafter ("Minimum Interest"). The Company made payments in 1998 and 1997 totaling $5,240 and $4,989, respectively, which represents the Minimum Interest due through September 30, 1998. Accrued Minimum Interest as of December 31, 1998 was $1,414. The scheduled minimum payments are paid quarterly on the principal balance of the $66,000 loan. The difference between the accrued interest expense and the Minimum Interest payment accrues interest and is payable on an annual basis from excess cash flow, if any, generated from the Kaanapali Golf Courses. The annual interest payments were in excess of the cash flow generated by the Kaanapali Golf Courses. The total accrued interest payable from excess cash flow was approximately $4,983 as of December 31, 1998. Although the outstanding loan balance remains nonrecourse, certain payments and obligations, such as the Minimum Interest payments and the ERS's share of appreciation, if any, are recourse to the Company. However, the Company's obligations to make future Minimum Interest payments and to pay the ERS a share of appreciation would be terminated if the Company tendered an executed deed to the golf course property to the ERS in accordance with the terms of the amendment. Due to depressed golf course revenues, the Company did not pay to the ERS the Minimum Interest payment due on January 1, 1999. As expected, the Company received a default notice from the ERS and is currently pursuing renegotiation of the loan terms.

     In January 1993, The Lihue Plantation Company, Limited ("Lihue") obtained a ten-year $13,250 loan used to fund the acquisition of Lihue's power generation equipment. The $13,250 loan, constituting "Senior Indebtedness" under the COLAs' Indenture, consists of two ten year amortizing term loans of $10,000 and $3,250, respectively, payable in forty consecutive installments commencing July 1, 1993 in the principal amount of $250 and $81, respectively (plus interest). The remaining balance of the $3,250 loan was fully repaid in January 1997. The $10,000 loan has an outstanding balance of $3,260 as of December 31, 1998 and bears interest at a rate equal to prime rate (7.75% at December 31, 1998) plus three and one half percent. Lihue has purchased an interest rate agreement which protects against fluctuations in interest rates and effectively caps the prime rate at eight percent for the first seven years of the loan agreement. The loan is secured by the Lihue power generation equipment, sugar inventories and receivables, certain other assets and real property of the Company and has limited recourse to the Company and certain other subsidiaries.

     In October 1993, Waikele Golf Club, Inc. ("WGCI"), a wholly-owned subsidiary of the Company that owns and operates the Waikele Golf Course, obtained a five year $20,000 loan facility from two lenders. The loan consisted of two $10,000 amortizing loans. Each loan bore interest only for the first two years and interest and principal payments based upon an assumed 20 year amortization period for the remaining three years. The loans bore interest at prime plus 1/2% and LIBOR (5.172% at December 31, 1998) plus 3%, respectively. In February 1997, WGCI entered into an amended and restated loan agreement with the Bank of Hawaii, whereby the outstanding principal amount of the loan has been increased to $25,000, the maturity date has been extended to February 2007, the interest rate has been changed to LIBOR plus 2% until the fifth anniversary and LIBOR plus 2.5% thereafter and principal is to be repaid based on a 30-year amortization schedule. The loan is secured by WGCI's assets (the golf course and related improvements and equipment), is guaranteed by the Company, and is "Senior Indebtedness" (as defined in the Indenture relating to the COLAs). As of December 31, 1998, the outstanding balance was $24,546, with scheduled annual principal maturities of $246 in 1999 through 2006 and the balance of $22,578 in 2007.

     In December 1996, Amfac Property Development Corp. ("APDC"), a wholly-owned subsidiary of the Company, obtained a $10,000 loan facility from City Bank. The loan is secured by a mortgage on property under development at the mill-site of Oahu Sugar (the sugar plantation was closed in 1995), and is "Senior Indebtedness" (as defined in the Indenture relating to the COLAs). The loan bears interest at the bank's base rate (8.5% at September 30, 1998) plus .5% and originally was scheduled to mature on December 1, 1998. In November 1998, APDC sold certain mill-site property which served as collateral for the $10,000 City Bank loan for an approximate sales price of $7,690 in cash plus 2% of the gross sales price of subsequent parcel sales of all or any portion of the property by the purchaser. The bank required $6,000 of the sales proceeds as a principal reduction on the loan in order to release the collateral. APDC received a one-year extension on the $4,000 remaining balance of the loan which is secured by another parcel at the mill-site. The extended loan bears interest at the bank's base rate (7.75% at December 31, 1998) plus 1.25% and matures on December 1, 1999.

     In September 1998, Amfac Property Investment Corporation. ("APIC"), a wholly-owned subsidiary of the Company, purchased TPI's 50% ownership interest in the 96-acre beachfront parcel (commonly referred to as Kaanapali North Beach) for $12,000. APIC paid $2,400 in cash and signed a note for $9,600. The note is secured by a mortgage on the property in favor of TPI and is "Senior Indebtedness" (as defined in the Indenture relating to the COLAs). The note is payable in five annual installments in the principal amount of $1,920 beginning in September 1999. The note bears interest of 8.5% and is payable quarterly. In January 1999, the Company paid TPI approximately $2,200 on its note to release Lot #1 for the Kaanapali Ocean Resort and the new 10-acre public recreation area at North Beach.

(7)  RENTAL ARRANGEMENTS

     As Lessee

     The Company rents, as lessee, various land, facilities and equipment under operating leases. Most land leases provide for renewal options and minimum rentals plus contingent payments based on revenues or profits. Included in rent expense are minimum rentals and contingent payments for operating leases in the following amounts:

                                           1998         1997        1996
                                         -------      -------     -------
    Minimum and fixed rents. . . . .     $ 2,236        2,280       2,357
    Contingent payments. . . . . . .       1,219        1,340       1,181
    Property taxes, insurance
      and other charges. . . . . . .         857        1,008       1,241
                                         -------       ------      ------
                                         $ 4,312        4,628       4,779
                                         =======       ======      ======

Future minimum lease payments under noncancelable operating leases aggregate approximately $9,190 and are due as follows: 1999, $1,577; 2000, $1,586; 2001, $1,437; 2002, $1,311, 2003, $1,178 and thereafter $2,101.
There can be no assurance that any of the Company's leases will be renewed.

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

     Charges for pension and Core Retirement Award costs allocated to the Company aggregated approximately $545, $545 and $628 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

     For measuring the expected postretirement benefit obligation, an 11% annual rate of increase in the per capita claims cost was assumed for 1997 through 2003. This rate was assumed to decrease to 6% in 2003 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported. An increase and (decrease) in the assumed healthcare trend rate by 1% in 1998 would increase and (decrease) the medical plans' accumulated postretirement benefit obligation as of December 31, 1998 by $900 and ($801), respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $100 and ($90), respectively.

     Net periodic postretirement benefit cost (credit) for 1998, 1997 and 1996 includes the following components:

                                            1998         1997       1996
                                            Total        Total      Total
                                           -------      ------     ------
Service cost . . . . . . . . . . . . .     $   287         303        417
Interest cost. . . . . . . . . . . . .       1,817       1,867      1,970
Amortization of net (gain) loss. . . .      (2,907)     (3,160)    (3,366)
                                           -------      ------     ------
Net periodic postretirement
 benefit cost (credit) . . . . . . . .     $  (803)       (990)      (979)
                                           =======      ======     ======

     The following table sets forth the plans' change in benefit obligation and benefit cost as of December 31, 1998 and 1997 as follows:

                                             December 31,    December 31,
                                                1998            1997
                                             ------------    ------------
Benefit obligation at beginning of year. .     $   25,384          26,101
Service cost . . . . . . . . . . . . . . .            286             302
Interest cost. . . . . . . . . . . . . . .          1,818           1,867
Actuarial gains. . . . . . . . . . . . . .           (864)           (589)
Employer contribution. . . . . . . . . . .         (2,258)         (2,297)
                                               ----------      ----------

Benefit obligation at end of year. . . . .         24,366          25,384
Unrecognized net actuarial gain. . . . . .         26,948          28,991
                                               ----------      ----------
Accumulated postretirement benefit cost. .     $   51,314          54,375
                                               ==========      ==========

     The Company currently amortizes unrecognized gains over the shorter of 10 years or the average remaining service period of active plan participants. However, due to the significant amount of unrecognized gain at December 31, 1998, which is included in the financial statements as a liability, and the disproportionate relationship between the unrecognized gain and accumulated postretirement benefit obligation at December 31, 1998, the Company may, in the future, change its amortization policy to accelerate the recognition of the unrecognized gain. In considering such change, the Company would need to determine whether significant changes in the accumulated postretirement benefit obligation and unrecognized gain may occur in the future as a result of changes in actuarial assumptions, experience and other factors. Any future change to accelerate the amortization of the unrecognized gain would have no effect on the Company's cash flows, but could have a significant effect on its statement of operations.

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% as of December 31, 1998 and 1997.

(9)  TRANSACTIONS WITH AFFILIATES

     With respect to any calendar year, JMB Realty Corporation ("JMB"), an affiliate of the Company, or its affiliates may receive a Qualified Allowance in an amount equal to: (i) approximately $6,200 during each of the calendar years 1989 through 1993; and (ii) thereafter, 1-1/2% per annum of the Fair Market Value (as defined) of the gross assets of the Company and its subsidiaries (other than cash and cash equivalents and Excluded Assets (as defined)) for providing certain advisory services for the Company. The aforementioned advisory services, which are provided pursuant to a 30-year Services Agreement entered into between the Company, certain of its subsidiaries and JMB in November 1988, include making recommendations in the following areas: (i) the construction and development of real property; (ii) land use and zoning changes; (iii) the timing and pricing of properties to be sold; (iv) the timing, type and amount of financing to be incurred; (v) the agricultural business; and,
(vi) the uses (agricultural, residential, recreational or commercial) for the land. However, the Qualified Allowance shall be earned and paid for each year prior to maturity of the COLAs only if the Company generates sufficient Net Cash Flow to pay Base Interest to the holders of the COLAs for such year of an amount equal to 8% of the balance of the COLAs for such year; any portion of the Qualified Allowance not paid for any year shall cumulate without interest and JMB or its affiliates shall be paid such amount with respect to any succeeding year, after the payment of all Contingent Base Interest for such year, to the extent of 100% of remaining Net Cash Flow until an amount equal to 20% of the Base Interest with respect to such year has been paid, and thereafter, to the extent of the product of (a) remaining Net Cash Flow, multiplied by (b) a fraction, the numerator of which is the cumulative deficiency as of the end of such year in the Qualified Allowance and the denominator of which is the sum of the cumulative deficiencies as of the end of such year in the Qualified Allowance and Base Interest. A Qualified Allowance for 1989 of approximately $6,200 was paid on February 28, 1990. Approximately $74,102 of Qualified Allowance related to the period from January 1, 1990 through December 31, 1998 has not been earned and paid and is payable only from future Net Cash Flow. Accordingly, because the Company does not believe it is probable at this time that a sufficient level of Net Cash Flow will be generated in the future to pay the Qualified Allowance, the Company has not accrued for any Qualified Allowance in the accompanying consolidated financial statements. JMB has informed the Company that no incremental costs or expenses have been incurred relating to the provision of these advisory services. The Company believes that using an incremental cost methodology is reasonable. The following table is a summary of the Qualified Allowance for the years ended December 31, 1998, 1997 and 1996.

                                          1998          1997        1996
                                         -------       ------      ------
Qualified Allowance calculated . . .     $ 9,776       10,082       9,240
Qualified Allowance paid . . . . . .     $  --           --          --
Cumulative deficiency of Qualified
 Allowance at end of year. . . . . .     $74,102       64,326      54,407

Net Cash Flow was $0 for 1998, 1997 and 1996.

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

     The Company, its subsidiaries and their joint ventures reimburse Northbrook, JMB and their affiliates for direct expenses incurred on their behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's or its subsidiaries' and the joint ventures' operations. The total of such costs for the years ended December 31, 1998, 1997 and 1996 was approximately $669, $658 and $653, respectively, of which $1,275 was unpaid as of December 31, 1998. In addition, as of December 31, 1998, the current portion of amounts due to affiliates includes $9,106 of income tax payable related to the Class A COLA Redemption Offer (see Note 5). Also, the Company pays a non-accountable reimbursement of approximately $30 per month to JMB or its affiliates in respect of general overhead expense, all of which was paid as of December 31, 1998.

     JMB Insurance Agency, Inc., an affiliate of JMB, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those available to the Company in similar dealings with unaffiliated third parties. The total of such commissions for the years ended December 31, 1998, 1997 and 1996 was approximately $587, $742 and $774, respectively, all of which was paid as of December 31, 1998.

     Northbrook and its affiliates allocated certain charges for services to the Company based upon the estimated level of services for the years ended December 31, 1998, 1997 and 1996 of approximately $923, $780 and $1,460, respectively, of which $1,928 was unpaid as of December 31, 1998. These services and costs are intended to reflect the Company's separate costs of doing business and are principally related to the inclusion of the Company's employees in the Northbrook pension plan, payment of severance and termination benefits and reimbursement for insurance claims paid on behalf of the Company. All amounts described above, deferred or currently payable, do not bear interest and are expected to be paid in future periods.

     In February 1997, the affiliate loans (see Note 4), along with certain other amounts due Northbrook, were converted into a new $104,759 ten-year note payable. The new note was payable interest only and accrued interest at the prime rate plus 2%. In 1998, the $104,759 note was cancelled pursuant to a Split Note Agreement and bifurcated into two nine-year notes
(i) a $99,595 note payable to an affiliate of Northbrook and (ii) a $15,000 note payable (with an initial balance of $7,920) to Northbrook. The bifurcated notes were payable interest only and accrue interest at the prime rate plus 2%. The Company borrowed an additional $16,628 during 1997 and $24,828 during 1998 to fund COLA Mandatory Base Interest payments and other operational needs from a subsidiary of Northbrook under a separate note which is payable interest only and accrues at the prime rate plus 2%. In October 1997, the Company repaid $7,000 of the amount due the affiliate.

In connection with such affiliated loans, the Company incurred interest expense of approximately $15,355, $12,083 and $8,935 for the years ended December 31, 1998, 1997 and 1996, respectively.

     As of December 31, 1998, the Company agreed to exercise its option to redeem Class B COLAs that are "put" to AJF for repurchase (as described above under Item 1 - "Business"), in partial consideration for (a) Fred Harvey's agreement to defer until December 31, 2001 all interest accruing from January 1, 1998 through December 31, 2001 and relating to the approximately $100,000 of senior indebtedness of the Company currently owing to Fred Harvey (as described in Note 4 to the Consolidated Financial Statements of the Company); and (b) Northbrook agreeing to cause approximately $55,100 of the Company's indebtedness that was senior to the COLAs to be contributed to the capital of the Company. As a result of the contribution, in the Company's December 31, 1998 balance sheet, the "Amounts due to Affiliates" were decreased, and the Company's "Member's equity (deficit)" was increased, by approximately $55,100. The deferral of interest together with this contribution to capital were made as part of the Company's effort to alleviate significant liquidity constraints and continue to meet the Value Maintenance Ratio requirement under the Indenture. At current interest rates, and assuming no further advances of senior indebtedness, approximately $45,000 of such deferred interest relating to currently existing senior indebtedness will become due and payable on December 31, 2001. At such time, there can be no assurance that the Company will either (i) have unrestricted cash available for meeting such obligation or (ii) have the ability to refinance such $45,000 obligation. Failure to meet such obligation, if called, would cause all senior indebtedness owing to Fred Harvey or its affiliates to be immediately due and payable. A default on senior indebtedness of such magnitude could constitute an event of default under the Indenture. To the extent that Northbrook or any of its affiliates make additional advances of senior indebtedness to the Company during 1999, Northbrook or its affiliates intend to defer any interest accruing on such additional indebtedness until December 31, 2001. Therefore, interest in excess of $45,000 may be due and payable on December 31, 2001 and any such excess may be substantial.

     The total amount due Northbrook and its subsidiary as of December 31, 1998 was $110,325, which includes deferred interest to affiliates on the senior debt of approximately $13,896 ($10,731 of which has been deferred until December 31, 2001, as described above). Pursuant to the Indenture relating to the COLAs, the amounts borrowed from Northbrook are "Senior Indebtedness" to the COLAs.

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

     The Company's property segment had contractual commitments (related to project costs) of approximately $3,365 as of December 31, 1998. Additional development expenditures are dependent upon the ability to obtain financing and the timing and extent of property development and sales.

     As of December 31, 1998, certain portions of the Company's land not currently under development are mortgaged as security for $2,477 of performance bonds related to property development.

(12) INCOME TAXES

     Income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996 consists of:

                                         Current     Deferred      Total
                                        --------     --------    --------

Year ended December 31, 1998:
  U.S. federal . . . . . . . . . . .    $   (283)     (23,205)    (23,488)
  State. . . . . . . . . . . . . . .         (52)      (4,219)     (4,271)
                                        --------     --------    --------
                                        $   (335)     (27,424)    (27,759)
                                        ========     ========    ========

Year ended December 31, 1997:
  U.S. federal . . . . . . . . . . .    $ (9,939)      (4,477)    (14,416)
  State. . . . . . . . . . . . . . .      (1,807)        (814)     (2,621)
                                        --------     --------    --------
                                        $(11,746)      (5,291)    (17,037)
                                        ========     ========    ========
Year ended December 31, 1996:
  U.S. federal . . . . . . . . . . .    $ (4,414)     (13,391)    (17,805)
  State. . . . . . . . . . . . . . .        (803)      (2,435)     (3,238)
                                        --------     --------    --------
                                        $ (5,217)     (15,826)    (21,043)
                                        ========     ========    ========

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

     Income tax benefit differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax loss as a result of the following:
                                          1998         1997        1996
                                        --------     --------    --------

Computed "expected" tax benefit. . .    $(24,324)     (14,914)    (19,323)
Increase (reduction) in income
 taxes resulting from:
 Pension and Core Retirement
   Award expense . . . . . . . . . .         232          226         321
 State income taxes, net of
   federal income tax benefit. . . .      (2,847)      (1,747)     (2,158)
Other, net . . . . . . . . . . . . .        (582)          42         117
Charitable deduction of
  appreciated property . . . . . . .        (238)        (644)       --
                                        --------     --------    --------
     Total . . . . . . . . . . . . .    $(27,759)     (17,037)    (21,043)
                                        ========     ========    ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1998 and 1997 are as follows:

                                                       1998        1997
                                                     --------    --------
Deferred tax (assets):
 Postretirement benefits . . . . . . . . . . . .     $(20,012)    (21,206)
 Interest accruals . . . . . . . . . . . . . . .       (3,047)     (3,021)
 Cancellation of Debt Income on
   COLA tenders. . . . . . . . . . . . . . . . .       (8,639)      --
 Other accruals. . . . . . . . . . . . . . . . .       (2,039)     (3,274)
                                                     --------    --------
       Total deferred tax assets . . . . . . . .      (33,737)    (27,501)
                                                     --------    --------
 Deferred tax liabilities:
  Accounts receivable related to profit
    on sales of sugar. . . . . . . . . . . . . .        3,216       3,960
 Inventories, principally due to
    sugar production costs, capitalized
    costs, capitalized interest and
    purchase accounting adjustments. . . . . . .         (870)     (1,422)
 Plant and equipment, principally due to
   depreciation and purchase accounting
   adjustments . . . . . . . . . . . . . . . . .        9,920       8,759
 Land and land improvements, principally
   due to purchase accounting adjustments. . . .       75,163      84,004
 Deferred gains due to installment sales for
   income tax purposes . . . . . . . . . . . . .        7,676       7,456
Investments in unconsolidated entities,
  principally due to purchase accounting
  adjustments. . . . . . . . . . . . . . . . . .         (316)     13,220
                                                     --------    --------
     Total deferred tax liabilities. . . . . . .       94,789     115,977
                                                     --------    --------
     Net deferred tax liability. . . . . . . . .     $ 61,052      88,476
                                                     ========    ========

(13) SEGMENT INFORMATION

     Agriculture, Property and Golf comprise the separate industry segments of the Company. Operating income (loss)-Other consists primarily of unallocated overhead expenses and Total assets-Other consists primarily of cash and deferred expenses.

     Total revenues, operating income (loss), assets, capital expenditures, and depreciation and amortization by industry segment for 1998, 1997 and 1996 are set forth below:

                                          1998         1997        1996
                                        --------     --------    --------
  Revenues:
    Agriculture. . . . . . . . . . .    $ 34,551       41,949      51,805
    Property . . . . . . . . . . . .      49,642       28,430      29,947
    Golf . . . . . . . . . . . . . .      14,485       15,618      15,191
                                        --------     --------    --------
                                        $ 98,678       85,997      96,943
                                        ========     ========    ========

                                          1998         1997        1996
                                        --------     --------    --------
  Operating income (loss):
    Property:
      Reduction to carrying value
        of investments in real
        estate . . . . . . . . . . .    $(16,805)      (2,279)    (18,315)
      Other. . . . . . . . . . . . .     (15,305)      (6,842)     (2,813)
    Agriculture. . . . . . . . . . .      (4,049)      (3,373)     (7,525)
    Other. . . . . . . . . . . . . .      (2,349)      (3,225)     (3,045)
    Golf . . . . . . . . . . . . . .       2,713        3,720       3,545
                                        --------     --------    --------
                                        $(35,795)     (11,999)    (28,153)
                                        ========     ========    ========
  Total assets:
    Property . . . . . . . . . . . .    $121,957      145,768     147,109
    Agriculture. . . . . . . . . . .     197,288      222,693     239,222
    Other. . . . . . . . . . . . . .      34,191       18,807      19,011
    Golf . . . . . . . . . . . . . .      77,644       76,977      78,263
                                        --------     --------    --------
                                        $431,080      464,245     483,605
                                        ========     ========    ========
  Capital expenditures:
    Property . . . . . . . . . . . .    $ 13,612          276         230
    Agriculture. . . . . . . . . . .       2,052        2,132       3,160
    Other. . . . . . . . . . . . . .        --             13         252
    Golf . . . . . . . . . . . . . .       1,932          345         615
                                        --------     --------    --------
                                        $ 17,596        2,766       4,257
                                        ========     ========    ========
  Depreciation and amortization:
    Property . . . . . . . . . . . .    $    822          865         831
    Agriculture. . . . . . . . . . .       4,496        3,890       4,120
    Other. . . . . . . . . . . . . .           4           45          55
    Golf . . . . . . . . . . . . . .       1,250        1,410       1,348
                                        --------     --------    --------
                                        $  6,572        6,210       6,354
                                        ========     ========    ========

(14) Subsequent Events

     COLA Interest Payment

     On March 1, 1999, an interest payment (representing Mandatory Base Interest through February 28, 1998) of approximately $4,414 was paid to the holders of COLAs.

     Maui Sugar Operations

     In March 1999, the Company announced its plans to shut down its sugar operations at Pioneer Mill on Maui at the end of the 1999 harvest season (September 1999). Pioneer Mill has consistently incurred losses in prior years and it was expected that those losses would continue in the future. The Company expects to use portions of the land at Pioneer Mill for alternative crops. The Company's estimated future costs to shut down sugar operations at Pioneer Mill are not expected to have a material adverse effect on the financial condition of the Company.

                                                             Schedule II

                           AMFAC/JMB HAWAII, L.L.C.

                       Valuation and Qualifying Accounts

                 Years ended December 31, 1998, 1997 and 1996

                            (Dollars in Thousands)


                           Additions   Additions
               Balance at  Charges to  Charges to               Balance at
               Beginning   Cost and     Other                       End
Description    of Period   Expenses    Accounts     Deductions   of Period
-----------    ----------  ----------  ----------   ----------  ----------

Year ended December 31, 1998:
----------------------------
 Allowance for
  doubtful
  accounts:
   Trade
    accounts      $  625          76                      106         595
   Claims and
    other           --          --          --           --          --
                  ------       -----       -----        -----       -----
                  $  625          76                      106         595
                  ======       =====       =====        =====       =====

Year ended December 31, 1997:
----------------------------
 Allowance for
  doubtful
  accounts:
   Trade
    accounts      $  318         394        --             87         625
   Claims and
    other           --          --          --           --          --
                  ------       -----       -----        -----       -----
                  $  318         394        --             87         625
                  ======       =====       =====        =====       =====

Year ended December 31, 1996:
----------------------------
 Allowance for
  doubtful
  accounts:
   Trade
    accounts      $  361          11        --             54         318
   Claims and
    other           --          --          ----          --         --
                  ------       -----       -----        -----       -----
                  $  361          11        --             54         318
                  ======       =====       =====        =====       =====

                        REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholder
AMFAC/JMB FINANCE, INC.

     We have audited the accompanying balance sheets of Amfac/JMB Finance, Inc. as of December 31, 1998 and 1997. These balance sheets are the responsibility of the Company's management. Our responsibility is to express an opinion on these balance sheets based on our audits.

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

     In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of Amfac/JMB Finance, Inc. at December 31, 1998 and 1997, in conformity with generally accepted accounting principles.









                                                  ERNST & YOUNG LLP

Honolulu, Hawaii
March 8, 1999

                            AMFAC/JMB FINANCE, INC.

                                Balance Sheets

                          December 31, 1998 and 1997

             (Dollars in thousands, except per share information)



                                  A S S E T S
                                  -----------


                                                       1998        1997
                                                     --------    --------

Current assets:
Cash . . . . . . . . . . . . . . . . . . . . . .     $      1           1
                                                     ========    ========



      L I A B I L I T Y   A N D   S T O C K H O L D E R ' S   E Q U I T Y
      -------------------------------------------------------------------

Commitments and contingencies
  (Notes 2 and 3)

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

                          December 31, 1998 and 1997

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

     On March 15, 1995, pursuant to the indenture that governs the terms of the COLAs (the "Indenture"), AMFAC/JMB Hawaii, L.L.C. (the "Company") elected to exercise its right to redeem, and therefore was obligated to purchase, any and all Class A COLAs submitted pursuant to the June 1, 1995 Redemption Offer at a price of $.365 per Class A COLA. Pursuant to the Company's election to redeem the Class A COLAs for repurchase, the Company assumed AJF's maximum amount of its liability from the June 1, 1995 COLA repurchase obligation of $140,425.

(3)  REPURCHASE OBLIGATION

     On March 14, 1989, AJF and the Company entered into an agreement (the "Repurchase Agreement") concerning AJF's obligation (on June 1, 1995 and
1999) to repurchase, upon request of the holders thereof, the Certificate of Land Appreciation Notes due 2008 ("COLAs"), issued by the Company. A total aggregate principal amount of $384,737 of COLAs were issued during the offering, which terminated on August 31, 1989. The COLAs were issued in two units consisting of one Class A and one Class B COLA. As specified in the Repurchase Agreement, the repurchase of the Class A COLAs may have been requested of AJF by the holders of such COLAs on June 1, 1995 at a price equal to the original principal amount of such COLAs ($.500) minus all payments of principal and interest allocated to such COLAs. The cumulative interest paid per Class A COLA through June 1, 1995 was $.135. The repurchase of the Class B COLAs may be requested of AJF by the holders of such COLAs on June 1, 1999 at a price equal to 125% of the original principal amount of such COLAs ($.500) minus all payments of principal and interest allocated to such COLAs. To date, the cumulative interest paid per Class A and Class B COLA is approximately $.215 and $.215, respectively.

     On June 1, 1999, each COLA investor has an option to have his or her Class B COLAs repurchased by AJF at a price of approximately $410 per each Class B COLA, which represents the 125% of the original investment of $500 less all interest paid through such date that has been allocated to the Class B COLAs (approximately $215 per Class B COLA, which includes the payment of Mandatory Base Interest paid through March 1, 1999). In lieu of AJF's repurchase obligation, the Company, may, in its sole discretion, elect, and intends to so elect, to redeem the Class B COLAs from the investors who exercise their repurchase option in 1999 at the same discounted price. The maximum potential amount of such liability if every COLA holder elects repurchase is approximately $117,306. AF Investors, LLC ("AF Investors"), a Delaware limited liability company and an affiliate of the Company, currently holds 89,330 Class B COLAs (put value of approximately $36.6 million). Such Class B COLAs were contributed by Amfac

Finance Limited Partnership ("Amfac Finance"), an Illinois limited partnership and an affiliate of the Company, to AF Investors in December 1998. AF Investors does not intend to require cash payments in the event it chooses to exercise its right to "put" any or all of its Class B COLAs unless sufficient cash would be available to the Company after satisfying the put obligation to the non-affiliated Class B COLA holders. AF Investors will cause some, but not all, of such Class B COLAs to be "put" pursuant to the Repurchase Agreement. AF Investors has agreed to take back senior debt of the Company for the portion so put to the extent that the Company does not have sufficient cash available to meet the put obligation and currently intends to retain at least $10,000 to $15,000 of its Class B COLAs. As of the date of this report, there are insufficient funds currently available to satisfy the maximum potential repurchase obligation (approximately $117 million if every COLA holder elects repurchase including the Class B COLAs held by AF Investors). As of December 31, 1998, Northbrook Corporation and its subsidiaries (including the Company) had approximately $53.6 million in unrestricted cash, cash equivalents, and liquid short-term investments; of these amounts, approximately $24.6 million in unrestricted cash, cash equivalents, and liquid short-term investments; were held by the Company. Notwithstanding AJF's obligation under the Repurchase Agreement, the Company's obligation to cause AJF to perform under the Repurchase Agreement, Northbrook's obligation under the Keep-Well Agreement, and the election that the Company intends to make to offer to redeem Class B COLAs, (thereby reducing or potentially eliminating AJF's obligation, and as a consequence, Northbrook's), AJF, Northbrook and the Company in the aggregate do not have, and are not expected to have by June 1, 1999, sufficient available resources to meet the maximum potential obligation of approximately $81 million should all Class B COLAs (excluding the Class B COLAs held by AF Investors) be put pursuant to the Repurchase Agreement. Failure to meet their obligations could lead to a claim against AJF and, in turn, Northbrook. The number, if any, of Class B COLA holders (other than AF Investors) who will elect to have their Class B COLAs redeemed is not currently determinable and, accordingly, the amount of resources necessary to enable the Company to redeem such Class B COLAs is not determinable. Based upon prior experience, the Company does not anticipate that all of the Class B COLAs will be "put" pursuant to the Repurchase Agreement and does anticipate having sufficient resources to redeem the Class B COLAs actually put to the Company. However, there can be no assurance that the Company and its affiliates will have sufficient resources to redeem the Class B COLAs actually put to the Company.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with the accountants during the fiscal years 1998 and 1997.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    As of December 31, 1998, the directors, executive officers and certain other officers of the Company were as follows:

                                          Position
                                          Held with
          Name                            the Company
       ----------                         ------------

      Judd D. Malkin                       Chairman
      Neil G. Bluhm                        Vice Chairman
      H. Rigel Barber                      Manager
      Gary Grottke                         President and Manager
      Peggy H. Sugimoto                    Senior Vice President,
                                           Chief Financial Officer,
                                           and Manager
      Tamara G. Edwards                    Vice President
      Scott Nunokawa                       President of
                                           significant subsidiary
      Richard Edsall                       Executive Vice President
                                           of significant subsidiary

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

     The foregoing directors have been elected to serve one-year terms until the next annual meeting to be held on the second Tuesday of August 1999 or until his successor is elected and qualified.

     There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was selected as such.

     The business experience during the past five years of the directors and such officers of the Company includes the following:

     Judd D. Malkin (age 61) has been Chairman of the Company since 1988, Mr. Malkin is also Chairman of the Board of JMB, an officer and/or director of various JMB affiliates and an individual general partner of several publicly offered real estate limited partnerships affiliated with JMB.
Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 61) has been Vice Chairman of the Company since 1994. Mr. Bluhm held various other officer positions with the Company from 1988 through 1993 and served as a Director from November 1989 to January 1994. Mr. Bluhm is also President and director of JMB, an officer and/or director of various JMB affiliates and an individual general partner of several publicly offered real estate limited partnerships affiliated with JMB. Mr. Bluhm has been associated with JMB since August 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     H. Rigel Barber (age 50) has been Manager of the Company since April 1997. Mr. Barber is an Executive Vice President and Chief Executive Officer of JMB Realty Corporation. He has a Bachelors degree from Yale University and a law degree from Northwestern University. Prior to joining JMB, Mr. Barber was a partner in the law firm of Mayer Brown & Platt.

     Gary R. Grottke (age 43) has been President of the Company since April 1997 and has served as a Manager since August 1996. He was an officer of JMB from May 1989 to December 1993. Prior to joining JMB in 1989, Mr. Grottke was a Senior Manager at Peat, Marwick, Mitchell & Co. He holds a Masters degree in Business Administration from the Krannert School of Management at Purdue University and is a Certified Public Accountant.

     Peggy H. Sugimoto (age 48) has been Senior Vice President and Chief Financial Officer of the Company since 1994 and had been Manager from August 1996 to February 1999. Ms. Sugimoto has been associated with the Company since 1976. She is a Certified Public Accountant.

     Tamara G. Edwards (age 44) has been Vice President of the Company since August 1996 and has been Manager since February 1999. Ms. Edwards has been President and Director of several of the subsidiaries since March 1997. Ms. Edwards served as Senior Counsel for the Company from 1995 through 1997. She is a member of the California and Florida Bar Associations.

     Scott Nunokawa (age 38) joined the Company in October 1998 and is serving as President of the Company's property development subsidiaries. Prior to joining the Company, Mr. Nunokawa served as Vice President of Business Development and Land Use Planning for C. Brewer Homes, Inc. He holds a Bachelors degree from the University of Hawaii. He is a licensed real estate broker.

     Richard Edsall (age 45) has been Executive Vice President of certain of the Company's subsidiaries since April 1998. Prior to joining the Company, Mr. Edsall served as Vice President and held various positions at Seminis Vegetable Seeds from 1975-1997. He holds a Masters degree in Business Administration from California Lutheran University.

ITEM 11. EXECUTIVE COMPENSATION

   Certain of the officers and directors of the Company listed in item 10 above are officers and/or directors of JMB or Northbrook and are compensated by JMB, Northbrook, or an affiliate thereof (other than the Company and its subsidiaries). The Company will reimburse Northbrook, JMB and their affiliates for any expenses incurred while providing services to the Company as described under the caption "Description of the COLAs - Limitations on Mergers and Certain Other Transactions" at pages 42-43 of the Prospectus, a copy of which is incorporated herein by reference. In addition, JMB may earn an amount, the Qualified Allowance (as defined), as described under the caption "Description of the COLAs - Certain Definitions" at page 51 of the Prospectus, a copy of which is incorporated herein by reference. See Item 13 below.


                          SUMMARY COMPENSATION TABLE

                         Annual Compensation (1)(3)(5)
                     -------------------------------------

                                                                  Other
                                                                 Annual
                                                                Compensa-
                    Principal                 Salary     Bonus    tion
Name (2)(6)         Position         Year    ($) (4)      ($)      ($)
---------------     ---------       -----    -------    ------  ---------
Gary Grottke        President        1998    400,000       N/A     N/A
                    and Manager      1997    350,000       N/A     N/A
                                     1996    199,500       N/A     N/A

Peggy Sugimoto      Senior Vice      1998    145,000    35,000
                    President        1997    140,000    30,000     N/A
                    Chief Financial  1996    132,000    23,000     N/A
                    Officer and
                    Manager

Tamara G. Edwards   Vice President   1998    135,000    50,000
                                     1997    115,000    15,000     N/A
                                     1996    103,000    13,000     N/A

Scott Nunokawa      President of a   1998     26,481
 (6)                significant      1997       --        --       N/A
                    subsidiary       1996       --        --       N/A

Richard Edsall
 (6)                Executive        1998    112,673      --       N/A
                    Vice President   1997       --        --       N/A
                    of significant   1996       --        --       N/A
                    subsidiary
----------

      (1) Compensation for Edward G. Karl, former President and CEO and Director, was allocated and charged to the Company by Northbrook. Allocated salary for 1998, 1997 and 1996 was $0, $0 and $75,000, respectively. No bonus or other compensation for Mr. Karl was allocated and charged to the Company by Northbrook for 1998, 1997 and 1996.

      (2) The Company does not have a compensation committee. During 1998, 1997 and 1996, Mr. Malkin and Mr. Grottke participated in the deliberations concerning executive officer compensation.

      (3) Includes CEO and 4 most highly compensated executives whose salary and bonus exceed $100,000.

      (4) Salary for Mr. Grottke represents the portion of his total compensation allocated and charged to the Company by Northbrook.

      (5) Compensation (including salary, bonus and severance) for Chris J. Kanazawa, former Senior Vice President and Director for 1998, 1997 and 1996 was $199,134, $350,000 and $475,000, respectively. Compensation (including salary, bonus and severance) for Teney K. Takahashi, former Vice President for 1998, 1997 and 1996 was $177,089, $231,000 and $291,000,
respectively. Compensation (including salary, bonus and severance) for Timothy E. Johns, former Vice President for 1998, 1997 and 1996 was $108,219, $139,000 and $131,350, respectively.

      (6) As Mr. Nunokawa and Mr. Edsall were hired by the Company during the year, the salary amount disclosed in the above table is the amount earned for the partial year of employment with the Company. Mr. Nunokawa's and Mr. Edsall's annualized salary had they been employed by the Company for the entire year was $135,000 and $155,000, respectively.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of the outstanding shares of the Company are owned by Northbrook. Approximately 6.4% of the shares of Northbrook are owned by JMB and approximately 90.2% are owned directly or indirectly by individuals who are shareholders or employees of JMB or members of their families (or trusts for their benefit). The remaining shares are owned by third parties that are not related to JMB. Randi Malkin Steinberger, Stephen Malkin and Barry Malkin, individually or through trusts which they control, each have beneficial ownership of approximately 9.7% of the shares of Northbrook. Leslie Bluhm, Andrew Bluhm and Meredith Bluhm, individually or through trusts which they control, each have beneficial ownership of approximately 10.0% of the shares of Northbrook. Kathleen Schreiber, in her capacity as trustee of various trusts for the benefit of members of her family, which trusts comprise the managing partners of a partnership which owns Northbrook shares, has beneficial ownership of approximately 6.1% of the shares of Northbrook. Stuart Nathan, Executive Vice President and a director and shareholder of JMB, and his children, Scott Nathan and Robert Nathan, collectively have beneficial ownership of approximately 5.1% of the shares of Northbrook; each of them, primarily by virtue of their status as general partners of partnerships which own such shares would also be considered to individually have beneficial ownership of substantially all of such shares.


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

     The approximately $15 million of remaining acquisition-related financing owed to affiliates had a maturity date of June 1, 1998 and bore interest at a rate per annum based upon the prime interest rate (7.75% at December 31, 1998), plus one percent. In addition to the $52 million borrowed from Northbrook in 1995 to redeem Class A COLAs pursuant to the Redemption Offer (see Note 5), the Company had also borrowed approximately $18.7 million and $9.8 million during 1996 and 1995, respectively, to fund COLA Mandatory Base Interest payments, ERS interest payments and other operational needs. These loans from Northbrook were payable interest only, were to mature on June 1, 1998 and carried an interest rate per annum equal to the prime interest rate plus two percent. Pursuant to the Indenture relating to the COLAs, the amounts borrowed from Northbrook are "Senior Indebtedness" to the COLAs.

     In February 1997, the above-noted affiliate loans, along with certain other amounts due Northbrook, were converted into a new $104 million ten year note payable. In 1998, the $104.8 million note was cancelled pursuant to a split Note Agreement and bifurcated into two nine-year notes (i) a $99.5 million note payable to an affiliate of Northbrook and (ii) a $15 million note payable (with an initial balance of $7.9 million) to Northbrook. The bifurcated notes are payable interest only and accrue interest at the prime rate plus 2%. The Company borrowed an additional $16.6 million during 1997 and $24.8 million during 1998 to fund COLA Mandatory Base Interest payments and other operational needs from a subsidiary of Northbrook under a separate note which is payable interest only and accrues at the prime rate plus 2%.

     As of December 31, 1998, the Company agreed to exercise its option to redeem Class B COLAs that are "put" to AJF for repurchase (as described above under Item 1 - "Business"), in partial consideration for (a) Fred Harvey's agreement to defer until December 31, 2001 all interest accruing from January 1, 1998 through December 31, 2001 and relating to the approximately $100 million of senior indebtedness of the Company currently owing to Fred Harvey (as described in Note 4 to the Consolidated Financial Statements of the Company); and (b) Northbrook agreeing to cause approximately $55.1 million of the Company's indebtedness that was senior to the COLAs to be contributed to the capital of the Company. In connection with the foregoing deferral of interest and contribution of capital, the Company agrees to allow the senior debt held by Northbrook and its affiliates to be secured by assets of the Company. As a result of the contribution, in the Company's December 31, 1998 balance sheet, the "Amounts due to Affiliates" were decreased, and the Company's "Member's equity (deficit)" was increased, by approximately $55.1 million. The deferral of interest together with this contribution to capital were made as part of the Company's effort to alleviate significant liquidity constraints and continue to meet the Value Maintenance Ratio requirement under the Indenture. At current interest rates, and assuming no further advances of senior indebtedness, approximately $45 million of such deferred interest relating to currently existing senior indebtedness will become due and payable on December 31, 2001. At such time, there can be no assurance that the Company will either (i) have unrestricted cash available for meeting such obligation or (ii) have the ability to refinance such $45 million obligation. Failure to meet such obligation, if called, would cause all senior indebtedness owing to Fred Harvey or its affiliates to be immediately due and payable. A default on senior indebtedness of such magnitude could constitute an event of default under the Indenture. To the extent that Northbrook or any of its affiliates make additional advances of senior indebtedness to the Company during 1999, Northbrook or its affiliates intend to defer any interest accruing on such additional indebtedness until December 31, 2001. Therefore, interest in excess of $45 million may be due and payable on December 31, 2001 and any such excess may be substantial.

     The total amount due Northbrook and its subsidiary as of December 31, 1998 was $110.3 million, which includes deferred interest to affiliates on senior debt of approximately $13.9 million ($10.7 million of which has been deferred until December 31, 2001, as described above). Pursuant to the Indenture, the amounts borrowed from Northbrook or its affiliates are "Senior Indebtedness" to the COLAs.

     The Company incurred interest expense of approximately $15.4 million, $12.8 million and $8.9 million for the years ended 1998, 1997 and 1996, respectively, in connection with the acquisition and additional senior debt financing obtained from affiliates.

     With respect to any calendar year, JMB or its affiliates may receive a Qualified Allowance in an amount equal to 1-1/2% per annum of the Fair Market Value (as defined) of the gross assets of the Company and its subsidiaries (other than cash and cash equivalents and Excluded Assets (as defined)) for providing certain advisory services for the Company. The aforementioned advisory services, which are provided pursuant to a 30-year Services Agreement entered into between the Company, certain of its subsidiaries and JMB in November 1988, include making recommendations in the following areas: (i) the construction and development of real property;
(ii) land use and zoning changes; (iii) the timing and pricing of properties to be sold; (iv) the timing, type and amount of financing to be incurred; (v) the agricultural business; and, (vi) the uses (agricultural, residential, recreational or commercial) for the land. However, the Qualified Allowance shall be earned and paid for each year prior to maturity of the COLAs only if the Company generates sufficient Net Cash Flow to pay Base Interest to the holders of the COLAs for such year of an amount equal to 8% of the average outstanding principal balance of the COLAs for such year; any portion of the Qualified Allowance not paid for any year shall cumulate without interest and JMB or its affiliates shall be paid such amount with respect to any succeeding year, after the payment of all Contingent Base Interest for such year, to the extent of 100% of remaining Net Cash Flow until an amount equal to 20% of the Base Interest with respect to such year has been paid, and thereafter, to the extent of the product of (a) remaining Net Cash Flow, multiplied by (b) a fraction, the numerator of which is the cumulative deficiency as of the end of such year in the Qualified Allowance and the denominator of which is the sum of the cumulative deficiencies as of the end of such year in the Qualified Allowance and Base Interest. A Qualified Allowance for 1989 of approximately $6.2 million was paid on February 28, 1990. Approximately $74.1 million of Qualified Allowance related to the period from January 1, 1990 through December 31, 1998 has not been earned and paid and is payable only from future Net Cash Flow. Accordingly, because the Company does not believe it is probable at this time that a sufficient level of Net Cash Flow will be generated in the future to pay Qualified Allowance, the Company has not accrued for any Qualified Allowance in the accompanying consolidated financial statements. JMB has informed the Company that no incremental costs or expenses have been incurred relating to the provision of these advisory services. The Company believes that using an incremental cost methodology is reasonable. The following table is a summary of the Qualified Allowance for the years ended December 31, 1998, 1997 and 1996 (dollars are in millions):

                                            1998        1997       1996
                                          --------    --------   --------

Qualified Allowance calculated . . . .    $   9.8         10.1        9.2
Qualified Allowance paid . . . . . . .       --           --         --
Cumulative deficiency of Qualified
  Allowance at end of year . . . . . .    $  74.1         64.3       54.4

Net Cash Flow was $0 for 1998, 1997 and 1996.

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

     The Company, its subsidiaries and their joint ventures, reimburse Northbrook, JMB and their affiliates for direct expenses incurred on their behalf, including salaries and salary related expenses incurred in connection with the management of the Company's or its subsidiaries and the joint ventures' operations. The total of such costs through December 31, 1998, 1997 and 1996 was $.7 million, $.7 million and $.7 million, respectively, of which $1.3 million was unpaid as of December 31, 1998. In addition, as of December 31, 1998, the current portion of amounts due affiliates includes approximately $9.1 million of income tax payable related to the Class A Redemption Offer. Also, the Company pays a non-accountable reimbursement of approximately $.030 million per month to JMB or its affiliates in respect of general overhead expense, all of which was paid as of December 31, 1998.

     JMB Insurance Agency, Inc. an affiliate of JMB, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those available to the Company in similar dealings with unaffiliated third parties. The total of such commissions for the years ended December 31, 1998, 1997 and 1996 was approximately $.6 million, $.7 million and $.8 million, all of which was paid as of December 31, 1998.

     Northbrook and its affiliates allocated certain charges for services to the Company based upon the estimated level of services for the years ended December 31, 1998, 1997 and 1996 of approximately $.9 million, $.8 million and $1.5 million, respectively, of which $1.9 million was unpaid as of December 31, 1998. These services and costs are intended to reflect the Company's separate costs of doing business and are principally related to the inclusion of the Company's employees in the Northbrook pension plan, payment of severance and termination benefits and reimbursement for insurance claims paid on behalf of the Company. All amounts described above, deferred or currently payable, do not bear interest and are expected to be paid in future periods.

     On January 30, 1998, Amfac Finance Limited Partnership ("Amfac Finance"), an Illinois limited partnership and an affiliate of the Company extended a tender offer to purchase (the "Class B Tender Offer") up to $65.4 million principal amount of separately Certificated Class B COLAs ("Separate Class B COLAs") for cash at a unit price of $375 to be paid by Amfac Finance on each Separate Class B COLA on or about March 24, 1998.
The maximum cash to be paid under the Class B Tender Offer was $49.0 million (130,842 Separate Class B COLAs at a unit price of $375 each). Approximately 62,857 Separate Class B COLAs were submitted to Amfac Finance for repurchase pursuant to the Class B Tender Offer requiring an aggregate payment by Amfac Finance of approximately $23.6 million on March 31, 1998. In addition, on October 23, 1998, Amfac Finance extended a Tender Offer to Purchase (the "Class A/B Tender Offer") up to approximately $22.5 million principal amount of Jointly Certificated Class A and B COLAs (together "COLA Units") for cash at a unit price of $460 to be paid by Amfac Finance on each COLA Unit on or about December 23, 1998. The maximum cash to be paid under the Tender Offer was approximately $12.2 million (26,600 COLA Units at a unit price of $460 for each COLA Unit). Approximately 26,473 COLA Units were submitted to Amfac Finance for repurchase pursuant to the Tender Offer requiring an aggregate payment by Amfac Finance of approximately $12.2 million on December 23, 1998. Neither the Class B nor the Class A/B Tender Offer reduced the outstanding indebtedness of the Company. In December 1998, Amfac Finance contributed its COLA Units to AF Investors. The COLA Units held by AF Investors remain outstanding pursuant to the terms of the Indenture. Except as provided in the last sentence of this paragraph, AF Investors is entitled to the same rights and benefits of any other holder of COLA Units, including having the right to have AJF repurchase on June 1, 1999, the separate Class B COLAs that it owns. AF Investors currently intends to require some, but not all of the Class B COLAs which it will own on such date to be repurchased pursuant to the Repurchase Agreement. AF Investors has agreed to take back senior debt of the Company for the portion so put to the extent that the Company does not have sufficient cash available to meet the put obligation and currently intends to retain at $10 million to $15 million of its Class B COLAs. Because AF Investors is an affiliate of the Company, AF Investors will not be able to participate in determining whether the holders of the required principal amount of debt under the Indenture have concurred in any direction, waiver or consent under the terms of the Indenture.

     As a result of the Class B and Class A/B Tender Offers, the Company recognized approximately $7.9 million and $14.3 million, respectively, of taxable gain in accordance with income tax regulations for certain transactions with affiliates. Such gain is treated as cancellation of indebtedness income for income tax purposes only and, accordingly, the income taxes related to the Class B Tender Offer (approximately $3.1 million) and Class A/B Tender Offer (approximately $5.7 million) were, or will be, indemnified by Northbrook through the tax agreement between Northbrook and the Company (See Note 1 to Notes to the Consolidated Financial Statements).

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

      (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the last quarter of the period covered by this report

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


                               AMFAC/JMB HAWAII, L.L.C.



                               By:   Edward J. Kroll
                                     Vice President
                               Date: March 8, 1999


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                               By:   Gary R. Grottke
                                     President and Manager
                               Date: March 8, 1999



                               By:   Peggy Sugimoto
                                     Senior Vice President,
                                     Chief Financial Officer
                               Date: March 8, 1999



                               By:   Edward J. Kroll
                                     Vice President and
                                     Principal Accounting Officer
                               Date: March 8, 1999

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AMFAC/JMB FINANCE, INC.



                               By:   Edward J. Kroll
                                     Vice President
                               Date: March 8, 1999


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                               By:   Gary R. Grottke
                                     President
                               Date: March 8, 1999



                               By:   Gary Nickele
                                     Director
                               Date: March 8, 1999



                               By:   Edward J. Kroll
                                     Vice President Finance,
                                     Principal Accounting Officer
                               Date: March 8, 1999

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AMFAC LAND COMPANY, LTD.



                               By:   Edward J. Kroll
                                     Vice President
                               Date: March 8, 1999


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                               By:   Tamara G. Edwards
                                     President and Director
                               Date: March 8, 1999



                               By:   Gary R. Grottke
                                     Vice President and Director
                               Date: March 8, 1999



                               By:   Peggy Sugimoto
                                     Vice President
                               Date: March 8, 1999



                               By:   Edward J. Kroll
                                     Vice President and
                                     Principal Accounting Officer
                               Date: March 8, 1999



                               By:   Chester A. Richardson
                                     Vice President and
                                     Director
                               Date: March 8, 1999

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AMFAC PROPERTY DEVELOPMENT CORP.



                               By:   Edward J. Kroll
                                     Vice President
                               Date: March 8, 1999


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                               By:   Scott Nunokawa
                                     President
                               Date: March 8, 1999



                               By:   Peggy Sugimoto
                                     Senior Vice President - Finance
                               Date: March 8, 1999



                               By:   Edward J. Kroll
                                     Vice President and
                                     Principal Accounting Officer
                               Date: March 8, 1999



                               By:   Chester A. Richardson
                                     Vice President and
                                     Director
                               Date: March 8, 1999



                               By:   Tamara G. Edwards
                                     Vice President and
                                     Director
                               Date: March 8, 1999

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               AMFAC PROPERTY INVESTMENT CORP.



                               By:   Edward J. Kroll
                                     Vice President
                               Date: March 8, 1999


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                               By:   Scott Nunokawa
                                     President
                               Date: March 8, 1999



                               By:   Peggy Sugimoto
                                     Senior Vice President - Finance
                               Date: March 8, 1999



                               By:   Edward J. Kroll
                                     Vice President and
                                     Principal Accounting Officer
                               Date: March 8, 1999



                               By:   Tamara G. Edwards
                                     Vice President and
                                     Director
                               Date: March 8, 1999



                               By:   Chester A. Richardson
                                     Vice President and
                                     Director
                               Date: March 8, 1999

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               H. HACKFELD & CO., LTD.



                               By:   Edward J. Kroll
                                     Vice President
                               Date: March 8, 1999


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                               By:   Gary R. Grottke
                                     President and Director
                               Date: March 8, 1999



                               By:   Tamara G. Edwards
                                     Vice President and Director
                               Date: March 8, 1999



                               By:   Peggy Sugimoto
                                     Vice President
                               Date: March 8, 1999



                               By:   Edward J. Kroll
                                     Vice President and
                                     Principal Accounting Officer
                               Date: March 8, 1999



                               By:   Chester A. Richardson
                                     Vice President and
                                     Director
                               Date: March 8, 1999

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               KAANAPALI ESTATE COFFEE, INC.



                               By:   Edward J. Kroll
                                     Vice President
                               Date: March 8, 1999


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                               By:   Gary R. Grottke
                                     President and Director
                               Date: March 8, 1999



                               By:   Peggy Sugimoto
                                     Vice President
                               Date: March 8, 1999



                               By:   Edward J. Kroll
                                     Vice President and
                                     Principal Accounting Officer
                               Date: March 8, 1999



                               By:   Tamara G. Edwards
                                     Vice President and
                                     Director
                               Date: March 8, 1999



                               By:   Chester A. Richardson
                                     Vice President and
                                     Director
                               Date: March 8, 1999

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               KAANAPALI WATER CORPORATION



                               By:   Edward J. Kroll
                                     Vice President
                               Date: March 8, 1999


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                               By:   Gary R. Grottke
                                     President and Director
                               Date: March 8, 1999



                               By:   Peggy Sugimoto
                                     Senior Vice President - Finance
                               Date: March 8, 1999



                               By:   Edward J. Kroll
                                     Vice President and
                                     Principal Accounting Officer
                               Date: March 8, 1999



                               By:   Chester A. Richardson
                                     Vice President and
                                     Director
                               Date: March 8, 1999

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               KEKAHA SUGAR COMPANY, LIMITED



                               By:   Edward J. Kroll
                                     Vice President
                               Date: March 8, 1999


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                               By:   Gary R. Grottke
                                     President and Director
                               Date: March 8, 1999



                               By:   Richard Edsall
                                     Executive Vice President
                               Date: March 8, 1999



                               By:   Peggy Sugimoto
                                     Vice President
                               Date: March 8, 1999



                               By:   Edward J. Kroll
                                     Vice President and
                                     Principal Accounting Officer
                               Date: March 8, 1999



                               By:   Chester A. Richardson
                                     Vice President and
                                     Director
                               Date: March 8, 1999

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               THE LIHUE PLANTATION COMPANY, LIMITED



                               By:   Edward J. Kroll
                                     Vice President
                               Date: March 8, 1999


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                               By:   Gary R. Grottke
                                     President and Director
                               Date: March 8, 1999



                               By:   Richard Edsall
                                     Executive Vice President
                               Date: March 8, 1999



                               By:   Peggy Sugimoto
                                     Vice President
                               Date: March 8, 1999



                               By:   Edward J. Kroll
                                     Vice President and
                                     Principal Accounting Officer
                               Date: March 8, 1999



                               By:   Chester A. Richardson
                                     Vice President and
                                     Director
                               Date: March 8, 1999

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               OAHU SUGAR COMPANY, LIMITED



                               By:   Edward J. Kroll
                                     Vice President
                               Date: March 8, 1999


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                               By:   Gary R. Grottke
                                     President and Director
                               Date: March 8, 1999



                               By:   Tamara G. Edwards
                                     Vice President & Director
                               Date: March 8, 1999



                               By:   Peggy Sugimoto
                                     Vice President
                               Date: March 8, 1999



                               By:   Edward J. Kroll
                                     Vice President and
                                     Principal Accounting Officer
                               Date: March 8, 1999



                               By:   Chester A. Richardson
                                     Vice President and
                                     Director
                               Date: March 8, 1999

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               PIONEER MILL COMPANY, LIMITED



                               By:   Edward J. Kroll
                                     Vice President
                               Date: March 8, 1999


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                               By:   Gary R. Grottke
                                     President and Director
                               Date: March 8, 1999



                               By:   Richard Edsall
                                     Executive Vice President
                               Date: March 8, 1999



                               By:   Peggy Sugimoto
                                     Vice President
                               Date: March 8, 1999



                               By:   Edward J. Kroll
                                     Vice President and
                                     Principal Accounting Officer
                               Date: March 8, 1999



                               By:   Chester A. Richardson
                                     Vice President and
                                     Director
                               Date: March 8, 1999

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               PUNA SUGAR COMPANY, LIMITED



                               By:   Edward J. Kroll
                                     Vice President
                               Date: March 8, 1999


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                               By:   Gary Grottke
                                     President and Director
                               Date: March 8, 1999



                               By:   Tamara G. Edwards
                                     Vice President & Director
                               Date: March 8, 1999



                               By:   Peggy Sugimoto
                                     Vice President
                               Date: March 8, 1999



                               By:   Edward J. Kroll
                                     Vice President and
                                     Principal Accounting Officer
                               Date: March 8, 1999



                               By:   Chester A. Richardson
                                     Vice President and
                                     Director
                               Date: March 8, 1999

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               WAIAHOLE IRRIGATION COMPANY, LIMITED



                               By:   Edward J. Kroll
                                     Vice President
                               Date: March 8, 1999


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                               By:   Gary R. Grottke
                                     President and Director
                               Date: March 8, 1999



                               By:   Peggy Sugimoto
                                     Senior Vice President
                                     and Director
                               Date: March 8, 1999



                               By:   Edward J. Kroll
                                     Vice President and
                                     Principal Accounting Officer
                               Date: March 8, 1999



                               By:   Chester A. Richardson
                                     Vice President and
                                     Director
                               Date: March 8, 1999

                                  SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               WAIKELE GOLF CLUB, INC.



                               By:   Edward J. Kroll
                                     Vice President
                               Date: March 8, 1999


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                               By:   Tamara G. Edwards
                                     President
                               Date: March 8, 1999



                               By:   Gary R. Grottke
                                     Vice President and Director
                               Date: March 8, 1999



                               By:   Peggy Sugimoto
                                     Senior Vice President - Finance
                                     and Director
                               Date: March 8, 1999



                               By:   Edward J. Kroll
                                     Vice President and
                                     Principal Accounting Officer
                               Date: March 8, 1999



                               By:   Chester A. Richardson
                                     Vice President and
                                     Director
                               Date: March 8, 1999

                                 EXHIBIT INDEX

Exhibit No.       Exhibit
-----------       -------

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

  3.18            Amended and Restated By-Laws of The Lihue Plantation
Company, Limited. (1)

  3.19            Articles of Association of The Lihue Plantation Company,
Limited (1)

  3.20            Amended and Restated By-Laws of Oahu Sugar Company,
Limited. (1)

  3.21            Articles of Association of Oahu Sugar Company,
Limited.(1)

  3.22            Amended and Restated By-Laws of Pioneer Mill Company,
Limited (1)

Exhibit No.       Exhibit
-----------       -------

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

Exhibit No.       Exhibit
-----------       -------

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

  4.17            $104,759,324 promissory Note between Northbrook
Corporation and Amfac Land Company, Ltd. dated January 1, 1998. (13)

  4.18 Revolving Credit Note between Fred Harvey Transportation Company, Inc. and Amfac Land Company, Ltd., dated January 1, 1998. (13)

  4.19 Note Split Agreement between Northbrook Corporation and Amfac/JMB Hawaii, Inc., effective January 1, 1998.

  4.20 $99,594,751.09 Promissory Note between Northbrook Corporation and Amfac/JMB Hawaii, Inc., dated January 1, 1998.

  4.21 $15,000,000.00 Promissory Note between Northbrook Corporation and Amfac/JMB Hawaii, Inc., dated January 1, 1998.

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

Exhibit No.       Exhibit
-----------       -------

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

 10.20 Repurchase Agreement, dated March 14, 1989, by and between Amfac/JMB Hawaii, Inc. and Amfac/JMB Finance, Inc. (2)

 10.21 Amfac Hawaii Tax Agreement, dated November 21, 1988 between Amfac/JMB Hawaii, Inc., and Amfac Property Development Corp.; Amfac Property Investment Corp.; Amfac Sugar and Agribusiness, Inc.; Kaanapali Water Corporation; Amfac Agribusiness, Inc.; Kekaha Sugar Company, Limited; The Lihue Plantation Company, Limited; Oahu Sugar Company, Limited; Pioneer Mill Company, Limited; Puna Sugar Company, Limited; H. Hackfeld & Co., Ltd.; and Waiahole Irrigation Company, Limited. (2) Amfac-Amfac Hawaii Tax Agreement, dated February 21, 1989 between Amfac, Inc. and Amfac/JMB Hawaii, Inc. (2) Services Agreement, dated November 18, 1988, between Amfac/JMB Hawaii, Inc., and Amfac Property Development Corp.; Amfac Property Investment Corp.; Amfac Sugar and

Exhibit No.       Exhibit
-----------       -------

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

 10.24. Amended buy-sell notice dated August 27, 1998 from APIC are filed herewith. (14)

 10.25. Assignment and assumption agreement dated September 30, 1998, executed by TPI and APIC are filed herewith. (14)

 10.26. Purchase money promissory note secured by mortgage dated September 30, 1998, executed by APIC are filed herewith. (14)

 10.27.           Assignment and Contribution Agreement effective
December 31, 1998 between Northbrook Corporation and Amfac/JMB Hawaii,
L.L.C.

 10.28. Note Modification Agreement dated December 31, 1998 between Amfac/JMB Hawaii, L.L.C. and Fred Harvey Transportation Company.

 19.0 $35,700,000 agreement for sale of C&H and certain other C&H assets, to A&B Hawaii, Inc. in June 1993. (7) Subsidiaries of Amfac/JMB Hawaii, Inc. (1) A copy of pages 19, 41-45 and 51 of the Prospectus of the Company dated December 5, 1988 (relating to SEC Registration Statement on Form S-1 (as amended) File No. 33-24180) and hereby incorporated by reference. (2) Pursuant to Item 6.01 (b)(4) of Regulation SK, the registrant hereby undertakes to provide the Commission upon its request a copy of any agreement with respect to long-term indebtedness of the registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.


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

      (14) Previously filed as exhibit to the Company's Form 10-Q report under the Securities Act of 1934 (File No. 33-24180) filed November 12, 1998 and hereby incorporated by reference.

      No annual report or proxy material for 1998 was sent to the COLA holders of the Company. An annual report will be sent to the COLA holders subsequent to this filing.