Form 10-K405/A
period 1998-12-31
AMFAC JMB HAWAII INC
filed 1999-03-25
CIK 839437

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

     The undersigned registrant hereby amends the following sections of its Report for the year ended December 31, 1998 on Form 10-K405 as set forth in the pages attached hereto:

                                    PART I

          ITEM 1.  Business.  Pages 1 through 8

          ITEM 2.  Properties.  Pages 8 through 13

                                    PART II

          ITEM 7.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.
                   Pages 15 through 30

          ITEM 8.  Financial Statements and Supplementary Data.
                   Pages 31 through 63

                                   PART III

          ITEM 13. Certain Relationships and Related Transactions. Pages 67 through 71

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               AMFAC/JMB HAWAII, L.L.C.

                                     /s/ EDWARD J. KROLL
                               By:   Edward J. Kroll, Vice President
                               Date: March 25, 1999

Dated:  March 25, 1999

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

     GOLF SEGMENT.

     The Company's Golf segment is responsible for the management and operation of the Company's golf course facilities. The Company owns three 18-hole golf courses on certain of its lands. A significant portion of golf revenues in the past has been from eastbound (primarily Japanese) tour groups. Recent economic trends in Japan and much of Southeast Asia have contributed to fewer rounds being played at the higher visitor rates. Improvements in the number of tourist arrivals and length of stay (in Hawaii) may be critical to improving performance of the Company's golf courses. There can be no assurance that such improvements will be obtained in the near term. Due to depressed golf course revenues, on January 1, 1999, the Company did not pay the required interest payment due on the $66 million loan secured by the Kaanapali Golf Courses. The lender issued a default notice, and the Company is currently pursuing renegotiation of the loan (see Note 6).

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

     As of December 31, 1998, the Company agreed to exercise its option to redeem Class B COLAs that are "put" to AJF for repurchase (as described above under Item 1 - "Business"), in partial consideration for (a) the agreement by the Company's affiliate, Fred Harvey Transportation Company ("Fred Harvey"), to defer until December 31, 2001 all interest accruing from January 1, 1998 through December 31, 2001 and relating to the approximately $100 million of senior indebtedness of the Company currently owing to Fred Harvey (as described in Note 4); and (b) Northbrook agreeing to cause approximately $55.1 million of the Company's indebtedness that was senior to the COLAs to be contributed to the capital of the Company. In connection with the foregoing deferral of interest and contribution of capital, the Company agrees to allow the senior debt held by Northbrook and its affiliates to be secured by assets of the Company. As a result of the contribution, in the Company's December 31, 1998 balance sheet, the "Amounts due to affiliates - senior debt financing" were decreased, and the Company's "Member's equity (deficit)" was increased, by approximately $55.1 million. The deferral of interest, together with this contribution to capital, were made as part of the Company's effort to alleviate significant liquidity constraints and continue to meet the Value Maintenance Ratio requirement under the Indenture. At current interest rates, and assuming no further advances of senior indebtedness, approximately $45 million of such deferred interest relating to currently existing senior indebtedness will become due and payable on December 31, 2001. There can be no assurance that, at such time, the Company will either (i) have unrestricted cash available for meeting such obligation or (ii) have the ability to refinance such $45 million obligation. Failure to meet such obligation, if called, would cause all senior indebtedness owing to Fred Harvey or its affiliates to be immediately due and payable. A default on senior indebtedness of such magnitude could constitute an event of default under the Indenture. To the extent that Northbrook or any of its affiliates make additional advances of senior indebtedness to the Company during 1999 (as described above), interest in excess of $45 million will be due and payable on December 31, 2001 and such excess could be substantial.

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

     AF Investors, LLC, a Delaware limited liability company and an affiliate of the Company ("AF Investors"), currently holds approximately 89,330 Class B COLAs as described below. AF Investors will cause some, but not all, of such Class B COLAs to be "put" pursuant to the Repurchase Agreement. AF Investors has agreed to take back senior debt of the Company for the portion so put to the extent that the Company does not have sufficient cash available to meet the put obligation and currently intends to retain at least $10 million to $15 million of its Class B COLAs. Notwithstanding AJF's obligation under the Repurchase Agreement, the Company's obligation to cause AJF to perform under the Repurchase Agreement, Northbrook's obligation under the Keep-Well Agreement, the Company's intention to redeem Class B COLAs, (thereby reducing or potentially eliminating AJF's obligation, and as a consequence, Northbrook's obligation), AJF, Northbrook and the Company in the aggregate do not currently have, and are not expected to have by June 1, 1999, sufficient available resources to meet the maximum potential obligation of approximately $81 million should all Class B COLAs (excluding Class B COLAs held by AF Investors) be put pursuant to the Repurchase Agreement (approximately $117 million including the Class B COLAs held by AF Investors). Failure to meet these obligations could lead to a claim against the Company, AJF and, in turn, Northbrook. The number, if any, of Class B COLA holders (other than AF Investors) who will elect to have their Class B COLAs redeemed is not currently determinable and, accordingly, the amount of resources necessary to enable the Company to redeem such Class B COLAs is not determinable. Based upon prior experience, the Company does not anticipate that all of the Class B COLAs will be "put" pursuant to the Repurchase Agreement and does anticipate having sufficient resources to redeem the Class B COLAs actually put to the Company. However, there can be no assurance that the Company and its affiliates will have sufficient resources to redeem the Class B COLAs actually put to the Company.

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

     In accordance with the provisions of the COLA Indenture, appraisals were performed for certain assets of the Company as of December 31, 1996, which reflected a decline in value for certain properties. Certain of the assets appraised as of December 31, 1996 were properties that were either being actively marketed by the Company or properties for which the Company had plans to sell soon after December 31, 1996. Five of the land parcels then expected to be disposed of by the Company within two years after December 31, 1996 having a cost basis of approximately $40,280, were estimated by the Company to have a total fair market value, less costs to sell, of approximately $21,965 as of December 31, 1996. Accordingly, the Company recorded a $18,315 loss in the fourth quarter of 1996 related to these properties and the Company reduced its carrying value of one of its land parcels in the fourth quarter of 1997 by $2,279 to properly reflect the estimated market value of this land parcel.

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

     The North Beach joint venture was formed during 1986 to plan, manage and develop approximately 96 acres of beachfront property located at the Kaanapali Beach Resort on West Maui. The Company has completed the purchase of Tobishima Pacific, Inc.'s ("TPI") 50% ownership interest in the 96-acre beachfront parcel commonly referred to as Kaanapali North Beach. The Company and TPI were unable to agree on key operating decisions related to the development of the Kaanapali Ocean Resort and the future development plan for the entire North Beach property. To break the deadlock on these issues, the Company exercised a buy/sell option with a $12,000 purchase price and TPI elected to sell its interest. The Company financed 80% of the purchase price for TPI's interest in North Beach and signed a note and first mortgage in favor of TPI for $9,600. The note is payable in five equal, annual principal installments beginning in September 1999 and with interest at 8.5% per annum payable quarterly. In January 1999, the Company paid TPI approximately $2,200 on its note to release Lot #1 for the Kaanapali Ocean Resort and the new 10-acre public recreation area at North Beach.

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

     As of December 31, 1998, the Company agreed to exercise its option to redeem Class B COLAs that are "put" to AJF for repurchase (as described above under Item 1 - "Business"), in partial consideration for (a) the agreement by the Company's affiliate, Fred Harvey Transportation Company ("Fred Harvey"), to defer until December 31, 2001 all interest accruing from January 1, 1998 through December 31, 2001 and relating to the approximately $100,000 of senior indebtedness of the Company currently owing to Fred Harvey (as described above); and (b) Northbrook agreeing to cause approximately $55,100 of the Company's indebtedness that was senior to the COLAs to be contributed to the capital of the Company. In connection with the foregoing deferral of interest and contribution of capital, the Company agrees to allow the senior debt held by Northbrook and its affiliates to be secured by assets of the Company. As a result of the contribution, in the Company's December 31, 1998 balance sheet, the "Amounts due to affiliates - senior debt financing" were decreased, and the Company's "Member's equity (deficit)" was increased, by approximately $55,100. The deferral of interest together with this contribution to capital were made as part of the Company's effort to alleviate significant liquidity constraints and continue to meet the Value Maintenance Ratio requirement under the Indenture. At current interest rates, and assuming no further advances of senior indebtedness, approximately $45,000 of such deferred interest relating to currently existing senior indebtedness will become due and payable on December 31, 2001. At such time, there can be no assurance that the Company will either (i) have unrestricted cash available for meeting such obligation or (ii) have the ability to refinance such $45,000 obligation. Failure to meet such obligation, if called, would cause all senior indebtedness owing to Fred Harvey or its affiliates to be immediately due and payable. A default on senior indebtedness of such magnitude could constitute an event of default under the Indenture. To the extent that Northbrook or any of its affiliates make additional advances of senior indebtedness to the Company during 1999, Northbrook or its affiliates intend to defer any interest accruing on such additional indebtedness until December 31, 2001. Therefore, interest in excess of $45,000 may be due and payable on December 31, 2001 and any such excess may be substantial.

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

     AF Investors currently holds 89,330 Class B COLAs (with a put value of $36,625) as described below. AF Investors will cause some, but not all, of such Class B COLAs to be "put" pursuant to the Repurchase Agreement. AF Investors has agreed to take back senior debt of the Company for the portion so put to the extent that the Company does not have sufficient cash available to meet the put obligation and currently intends to retain at least $10,000 to $15,000 of its Class B COLAs. AF Investor's Class B COLAs were contributed by Amfac Finance Limited Partnership ("Amfac Finance"), an Illinois limited partnership and an affiliate of the Company, to AF Investors in December 1998. Notwithstanding AJF's obligation under the Repurchase Agreement, the Company's obligation to cause AJF to perform under the Repurchase Agreement, Northbrook's obligation under the Keep-Well Agreement, and the election that the Company intends to make to redeem Class B COLAs put to AJF (thereby reducing or potentially eliminating AJF's obligation, and as a consequence, Northbrook's), AJF, Northbrook and the Company in the aggregate do not currently have, and are not expected to have by June 1, 1999, sufficient available resources to meet the maximum potential obligation of approximately $80,681 should all Class B COLAs

(excluding the Class B COLAs held by AF Investors) be put pursuant to the Repurchase Agreement (approximately $117,306 including the Class B COLAs held by AF Investors). Failure to meet these obligations could lead to a claim against the Company, AJF and, in turn, Northbrook. The number, if any, of Class B COLA holders (other than AF Investors) who will elect to have their Class B COLAs redeemed is not currently determinable and, accordingly, the amount of resources necessary to enable the Company to redeem such Class B COLAs is not determinable. Based upon prior experience, the Company does not anticipate that all of the Class B COLAs will be "put" pursuant to the Repurchase Agreement and does anticipate having sufficient resources to redeem the Class B COLAs actually put to the Company. However, there can be no assurance that the Company and its affiliates will have sufficient resources to redeem the Class B COLAs actually put to the Company.

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

     On January 30, 1998, Amfac Finance extended a Tender Offer to Purchase (the "Class B Tender Offer") up to approximately $65,421 Principal amount of Separately Certificated Class B COLAs ("Separate Class B COLAs") for cash at a unit price of $.375 to be paid by Amfac Finance on each Separate Class B COLA on or about March 24, 1998. The maximum cash to be paid under the Class B Tender Offer was approximately $49,066 (130,842 Separate Class B COLAs at a unit price of $.375 for each separate Class B COLA). Approximately 62,857 Separate Class B COLAs were submitted to Amfac Finance for repurchase pursuant to the Tender Offer, requiring an aggregate payment by Amfac Finance of approximately $23,571 on March 31, 1998. In addition, on October 23, 1998, Amfac Finance extended a Tender Offer to Purchase (the "Class A/B Tender Offer") up to approximately $22,500 principal amount of Jointly Certificated Class A and B COLAs (together "COLA Units") for cash at a unit price of $.460 to be paid by Amfac Finance on each COLA Unit on or about December 23, 1998. The maximum cash to be paid under the Tender Offer was approximately $12,236 (26,600 COLA Units at a unit price of $.460 for each COLA Unit). Approximately 26,473 COLA Units were submitted to Amfac Finance for repurchase pursuant to the Tender Offer requiring an aggregate payment by Amfac Finance of approximately $12,178 on December 23,

1998. Neither the Class B nor the Class A/B Tender Offer reduced the outstanding indebtedness of the Company. In December 1998, Amfac Finance contributed its COLA Units to AF Investors. The COLA Units held by AF Investors remain outstanding pursuant to the terms of the Indenture.
Except as provided in the last sentence of this paragraph, AF Investors is entitled to the same rights and benefits of any other holder of COLA Units, including having the right to have AJF repurchase on June 1, 1999, the separate Class B COLAs that it owns. AF Investors currently intends to require some, but not all of the Class B COLAs which it will own on such date to be repurchased pursuant to the Repurchase Agreement. AF Investors has agreed to take back senior debt of the Company for the portion so put to the extent that the Company does not have sufficient cash available to meet the put obligation. Because AF Investors is an affiliate of the Company, AF Investors will not be able to participate in determining whether the holders of the required principal amount of debt under the Indenture have concurred in any direction, waiver or consent under the terms of the Indenture.

     As a result of the Class B and Class A/B Tender Offers, the Company recognized approximately $7,857 and $14,295, respectively, of taxable gain in accordance with income tax regulations for certain transactions with affiliates. Such gain is treated as cancellation of indebtedness income for income tax purposes only and, accordingly, the income taxes related to the Class B Tender Offer (approximately $3,064) and Class A/B Tender Offer (approximately $5,575) were, or will be, indemnified by Northbrook through the tax agreement between Northbrook and the Company (See Note 1 above).

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

     In January 1993, The Lihue Plantation Company, Limited ("Lihue") obtained a ten-year $13,250 loan used to fund the acquisition of Lihue's power generation equipment. The $13,250 loan, constituting "Senior Indebtedness" under the COLAs' Indenture, consists of two ten year amortizing term loans of $10,000 and $3,250, respectively, payable in forty consecutive installments commencing July 1, 1993 in the principal amount of $250 and $81, respectively (plus interest). The remaining balance of the $3,250 loan was fully repaid in January 1997. The $10,000 loan has an outstanding balance of $3,260 as of December 31, 1998 and bears interest at a rate equal to prime rate (7.75% at December 31, 1998) plus three and one half percent. Lihue has purchased an interest rate agreement which protects against fluctuations in interest rates and effectively caps the prime rate at eight percent for the first seven years of the loan agreement. The loan is secured by the Lihue power generation equipment, sugar inventories and receivables, certain other assets and real property of the Company, has limited recourse to the Company and certain other subsidiaries and is "Senior Indebtedness" as defined in the Indenture relating to the COLAs.

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

     In February 1997, the affiliate loans (see Note 4), along with certain other amounts due Northbrook, were converted into a new $104,759 ten-year note payable. The new note was payable interest only and accrued interest at the prime rate plus 2%. In 1998, the $104,759 note was cancelled pursuant to a Split Note Agreement and bifurcated into two nine-year notes
(i) a $99,595 note payable to an affiliate of Northbrook and (ii) a $15,000 note payable (with an initial balance of $7,920) to Northbrook. The bifurcated notes were payable interest only and accrue interest at the prime rate plus 2%. Pursuant to the Indenture relating to the COLAs, the amounts borrowed from Northbrook and its affiliates are "Senior Indebtedness" to the COLAs. The Company borrowed an additional $16,628 during 1997 and $24,828 during 1998 to fund COLA Mandatory Base Interest payments and other operational needs from a subsidiary of Northbrook under a separate note which is payable interest only and accrues at the prime rate plus 2%. In October 1997, the Company repaid $7,000 of the amount due the affiliate. In connection with such affiliated loans, the Company incurred interest expense of approximately $15,355, $12,083 and $8,935 for the years ended December 31, 1998, 1997 and 1996, respectively.

     As of December 31, 1998, the Company agreed to exercise its option to redeem Class B COLAs that are "put" to AJF for repurchase (as described above under Item 1 - "Business"), in partial consideration for (a) Fred Harvey's agreement to defer until December 31, 2001 all interest accruing from January 1, 1998 through December 31, 2001 and relating to the approximately $100,000 of senior indebtedness of the Company currently owing to Fred Harvey (as described in Note 4 above); and (b) Northbrook agreeing to cause approximately $55,100 of the Company's indebtedness that was senior to the COLAs to be contributed to the capital of the Company.
As a result of the contribution, in the Company's December 31, 1998 balance sheet, the "Amounts due to affiliates - senior debt financing" were decreased, and the Company's "Member's equity (deficit)" was increased, by approximately $55,100. The deferral of interest together with this contribution to capital were made as part of the Company's effort to alleviate significant liquidity constraints and continue to meet the Value Maintenance Ratio requirement under the Indenture. At current interest rates, and assuming no further advances of senior indebtedness, approximately $45,000 of such deferred interest relating to currently existing senior indebtedness will become due and payable on December 31, 2001. At such time, there can be no assurance that the Company will either
(i) have unrestricted cash available for meeting such obligation or (ii) have the ability to refinance such $45,000 obligation. Failure to meet such obligation, if called, would cause all senior indebtedness owing to Fred Harvey or its affiliates to be immediately due and payable. A default on senior indebtedness of such magnitude could constitute an event of default under the Indenture. To the extent that Northbrook or any of its affiliates make additional advances of senior indebtedness to the Company during 1999, Northbrook or its affiliates intend to defer any interest accruing on such additional indebtedness until December 31, 2001. Therefore, interest in excess of $45,000 may be due and payable on December 31, 2001 and any such excess may be substantial.

     The total amount due Northbrook and its subsidiary as of December 31, 1998 was $110,325, which includes deferred interest to affiliates on the senior debt of approximately $13,896 ($10,731 of which has been deferred until December 31, 2001, as described above). Pursuant to the Indenture relating to the COLAs, the amounts borrowed from Northbrook and its affiliates are "Senior Indebtedness" to the COLAs.

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
                                        ========     ========    ========

(14) Subsequent Events

     COLA Interest Payment

     On March 1, 1999, an interest payment (representing Mandatory Base Interest through February 28, 1999) of approximately $4,414 was paid to the holders of COLAs.

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

     On June 1, 1999, each COLA investor has an option to have his or her Class B COLAs repurchased by AJF at a price of approximately $.410 per each Class B COLA, which represents the 125% of the original investment of $.500 less all interest paid through such date that has been allocated to the Class B COLAs (approximately $.215 per Class B COLA, which includes the payment of Mandatory Base Interest paid through March 1, 1999). In lieu of AJF's repurchase obligation, the Company, may, in its sole discretion, elect, and intends to so elect, to redeem the Class B COLAs from the investors who exercise their repurchase option in 1999 at the same discounted price. The maximum potential amount of such liability if every COLA holder elects repurchase is approximately $117,306. AF Investors, LLC ("AF Investors"), a Delaware limited liability company and an affiliate of the Company, currently holds 89,330 Class B COLAs (put value of approximately $36,625). Such Class B COLAs were contributed by Amfac Finance Limited Partnership ("Amfac Finance"), an Illinois limited partnership and an affiliate of the Company, to AF Investors in December 1998. AF Investors does not intend to require cash payments in the event it chooses to exercise its right to "put" any or all of its Class B COLAs unless sufficient cash would be available to the Company after satisfying the put obligation to the non-affiliated Class B COLA holders. AF Investors will cause some, but not all, of such Class B COLAs to be "put" pursuant to the Repurchase Agreement. AF Investors has agreed to take back senior debt of the Company for the portion so put to the extent that the Company does not have sufficient cash available to meet the put obligation and currently intends to retain at least $10,000 to $15,000 of its Class B COLAs. As of the date of this report, there are insufficient funds currently available to satisfy the maximum potential repurchase obligation (approximately $117,306 if every COLA holder elects repurchase including the Class B COLAs held by AF Investors). As of December 31, 1998, Northbrook Corporation and its subsidiaries (including the Company) had approximately $53,600 in unrestricted cash, cash equivalents, and liquid short-term investments; of these amounts, approximately $24,600 in unrestricted cash, cash equivalents, and liquid short-term investments; were held by the Company. Notwithstanding AJF's obligation under the Repurchase Agreement, the Company's obligation to cause AJF to perform under the Repurchase Agreement, Northbrook's obligation under the Keep-Well Agreement, and the election that the Company intends to make to offer to redeem Class B COLAs, (thereby reducing or potentially eliminating AJF's obligation, and as a consequence, Northbrook's), AJF, Northbrook and the Company in the aggregate do not have, and are not expected to have by June 1, 1999, sufficient available resources to meet the maximum potential obligation of approximately $80,681 should all Class B COLAs (excluding the Class B COLAs held by AF Investors) be put pursuant to the Repurchase Agreement. Failure to meet their obligations could lead to a claim against AJF and, in turn, Northbrook. The number, if any, of Class B COLA holders (other than AF Investors) who will elect to have their Class B COLAs redeemed is not currently determinable and, accordingly, the amount of resources necessary to enable the Company to redeem such Class B COLAs is not determinable. Based upon prior experience, the Company does not anticipate that all of the Class B COLAs will be "put" pursuant to the Repurchase Agreement and does anticipate having sufficient resources to redeem the Class B COLAs actually put to the Company. However, there can be no assurance that the Company and its affiliates will have sufficient resources to redeem the Class B COLAs actually put to the Company.


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

     The approximately $15 million of remaining acquisition-related financing owed to affiliates had a maturity date of June 1, 1998 and bore interest at a rate per annum based upon the prime interest rate (7.75% at December 31, 1998), plus one percent. In addition to the $52 million borrowed from Northbrook in 1995 to redeem Class A COLAs pursuant to the Redemption Offer (see Note 5), the Company had also borrowed approximately $18.7 million and $9.8 million during 1996 and 1995, respectively, to fund COLA Mandatory Base Interest payments, ERS interest payments and other operational needs. These loans from Northbrook were payable interest only, were to mature on June 1, 1998 and carried an interest rate per annum equal to the prime interest rate plus two percent. Pursuant to the Indenture relating to the COLAs, the amounts borrowed from Northbrook and its affiliates are "Senior Indebtedness" to the COLAs.

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

     As of December 31, 1998, the Company agreed to exercise its option to redeem Class B COLAs that are "put" to AJF for repurchase (as described above under Item 1 - "Business"), in partial consideration for (a) Fred Harvey's agreement to defer until December 31, 2001 all interest accruing from January 1, 1998 through December 31, 2001 and relating to the approximately $100 million of senior indebtedness of the Company currently owing to Fred Harvey (as described in Note 4 to the Consolidated Financial Statements of the Company); and (b) Northbrook agreeing to cause approximately $55.1 million of the Company's indebtedness that was senior to the COLAs to be contributed to the capital of the Company. In connection with the foregoing deferral of interest and contribution of capital, the Company agrees to allow the senior debt held by Northbrook and its affiliates to be secured by assets of the Company. As a result of the contribution, in the Company's December 31, 1998 balance sheet, the "Amounts due to affiliates - senior debt financing" were decreased, and the Company's "Member's equity (deficit)" was increased, by approximately $55.1 million. The deferral of interest together with this contribution to capital were made as part of the Company's effort to alleviate significant liquidity constraints and continue to meet the Value Maintenance Ratio requirement under the Indenture. At current interest rates, and assuming no further advances of senior indebtedness, approximately $45 million of such deferred interest relating to currently existing senior indebtedness will become due and payable on December 31, 2001. At such time, there can be no assurance that the Company will either (i) have unrestricted cash available for meeting such obligation or (ii) have the ability to refinance such $45 million obligation. Failure to meet such obligation, if called, would cause all senior indebtedness owing to Fred Harvey or its affiliates to be immediately due and payable. A default on senior indebtedness of such magnitude could constitute an event of default under the Indenture.
To the extent that Northbrook or any of its affiliates make additional advances of senior indebtedness to the Company during 1999, Northbrook or its affiliates intend to defer any interest accruing on such additional indebtedness until December 31, 2001. Therefore, interest in excess of $45 million may be due and payable on December 31, 2001 and any such excess may be substantial.

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

     On January 30, 1998, Amfac Finance Limited Partnership ("Amfac Finance"), an Illinois limited partnership and an affiliate of the Company extended a tender offer to purchase (the "Class B Tender Offer") up to $65.4 million principal amount of separately Certificated Class B COLAs ("Separate Class B COLAs") for cash at a unit price of $375 to be paid by Amfac Finance on each Separate Class B COLA on or about March 24, 1998.
The maximum cash to be paid under the Class B Tender Offer was $49.0 million (130,842 Separate Class B COLAs at a unit price of $375 each). Approximately 62,857 Separate Class B COLAs were submitted to Amfac Finance for repurchase pursuant to the Class B Tender Offer requiring an aggregate payment by Amfac Finance of approximately $23.6 million on March 31, 1998. In addition, on October 23, 1998, Amfac Finance extended a Tender Offer to Purchase (the "Class A/B Tender Offer") up to approximately $22.5 million principal amount of Jointly Certificated Class A and B COLAs (together "COLA Units") for cash at a unit price of $460 to be paid by Amfac Finance on each COLA Unit on or about December 23, 1998. The maximum cash to be paid under the Tender Offer was approximately $12.2 million (26,600 COLA Units at a unit price of $460 for each COLA Unit). Approximately 26,473 COLA Units were submitted to Amfac Finance for repurchase pursuant to the Tender Offer requiring an aggregate payment by Amfac Finance of approximately $12.2 million on December 23, 1998. Neither the Class B nor the Class A/B Tender Offer reduced the outstanding indebtedness of the Company. In December 1998, Amfac Finance contributed its COLA Units to AF Investors. The COLA Units held by AF Investors remain outstanding pursuant to the terms of the Indenture. Except as provided in the last sentence of this paragraph, AF Investors is entitled to the same rights and benefits of any other holder of COLA Units, including having the right to have AJF repurchase on June 1, 1999, the separate Class B COLAs that it owns. AF Investors currently intends to require some, but not all of the Class B COLAs which it will own on such date to be repurchased pursuant to the Repurchase Agreement. AF Investors has agreed to take back senior debt of the Company for the portion so put to the extent that the Company does not have sufficient cash available to meet the put obligation and currently intends to retain at least $10 million to $15 million of its Class B COLAs.

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