Form 10-Q
period 1999-03-31
AMFAC JMB HAWAII INC
filed 1999-05-17
CIK 839437

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934


For the quarter ended March 31, 1999    Commission File Number 33-24180



                       AMFAC/JMB HAWAII, L.L.C.
         ----------------------------------------------------
        (Exact name of registrant as specified in its charter)


        Hawaii                                 36-3109397
(State of organization)             (IRS Employer Identification No.)


For the quarter ended March 31, 1999 Commission File Number 33-24180-01




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

As of May 14, 1999, all of Amfac/JMB Hawaii L.L.C.'s membership interest is solely owned by Northbrook Corporation, an Illinois corporation, and not traded on a public market.

As of May 14, 1999, Amfac/JMB Finance, Inc. had 1,000 shares of Common Stock outstanding. All such Common Stock is owned by its respective parent and not traded on a public market.

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

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                          AMFAC/JMB HAWAII, L.L.C.

                                         Consolidated Balance Sheets

                                    March 31, 1999 and December 31, 1998
                                           (Dollars in Thousands)
                                                 (Unaudited)

                                                                            MARCH 31,      DECEMBER 31,
                                                                              1999            1998
                                                                          -------------    -----------
A S S E T S
-----------

Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .         $ 20,581         26,526
  Receivables-net . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,504         13,248
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           34,529         29,770
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .            2,002          2,048
                                                                                --------       --------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .           63,616         71,592
                                                                                --------       --------

Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               40             40
                                                                                --------       --------
Property, plant and equipment:
  Land and land improvements. . . . . . . . . . . . . . . . . . . . . .          291,542        291,617
  Machinery and equipment . . . . . . . . . . . . . . . . . . . . . . .           66,462         65,641
  Construction in progress. . . . . . . . . . . . . . . . . . . . . . .              569            737
                                                                                --------       --------
                                                                                 358,573        357,995
  Less accumulated depreciation and amortization. . . . . . . . . . . .           46,442         44,865
                                                                                --------       --------
                                                                                 312,131        313,130
                                                                                --------       --------
Deferred expenses, net. . . . . . . . . . . . . . . . . . . . . . . . .           10,558         10,862
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           36,215         35,456
                                                                                --------       --------
                                                                                $422,560        431,080
                                                                                ========       ========




                                          AMFAC/JMB HAWAII, L.L.C.

                                   Consolidated Balance Sheets - Continued

                                    March 31, 1999 and December 31, 1998
                                           (Dollars in Thousands)
                                                 (Unaudited)
                                                                             MARCH 31,     DECEMBER 31,
                                                                              1999            1998
                                                                           ------------    -----------
L I A B I L I T I E S
---------------------
Current liabilities:
  Current portion of long-term debt:
    Requiring payment (note 3). . . . . . . . . . . . . . . . . . . . .         $ 66,534          --
    Deferred gain (note 3). . . . . . . . . . . . . . . . . . . . . . .           14,605          --
    Debt in default (note 4). . . . . . . . . . . . . . . . . . . . . .           66,000          --
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            7,182          7,166
                                                                                --------       --------
                                                                                 154,321          7,166

  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .            5,884          6,773
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .            8,883          8,111
  Current portion of deferred income taxes. . . . . . . . . . . . . . .            2,786             81
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . .           12,598         12,310
                                                                                --------       --------
        Total current liabilities . . . . . . . . . . . . . . . . . . .          184,472         34,441
                                                                                --------       --------
Amounts due to affiliates - senior debt financing . . . . . . . . . . .          112,977        110,325
Accumulated postretirement benefit obligation . . . . . . . . . . . . .           50,362         51,314
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           31,180        100,240
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . .           30,282         30,908
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .           60,849         60,971
Certificate of Land Appreciation Notes. . . . . . . . . . . . . . . . .          139,553        220,692
                                                                                --------       --------
        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .          609,675        608,891
                                                                                --------       --------
Commitments and contingencies (notes 2, 3, 4, 6, 7 and 8)

M E M B E R ' S   E Q U I T Y   (D E F I C I T )
------------------------------------------------
Member's equity (deficit) . . . . . . . . . . . . . . . . . . . . . . .         (187,115)      (177,811)
                                                                                --------       --------
        Total Member's equity (deficit) . . . . . . . . . . . . . . . .         (187,115)      (177,811)
                                                                                --------       --------
                                                                                $422,560        431,080
                                                                                ========       ========

            The accompanying notes are an integral part of the consolidated financial statements.

                                          AMFAC/JMB HAWAII, L.L.C.

                                    Consolidated Statements of Operations

                                 Three Months Ended March 31, 1999 and 1998
                                           (Dollars in Thousands)
                                                 (Unaudited)
                                                                                  1999           1998
                                                                                --------       --------
Revenue:
  Agriculture . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $    907            917
  Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,739          3,875
  Golf. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            4,437          4,434
                                                                                --------       --------
                                                                                   8,083          9,226
                                                                                --------       --------
Cost of sales:
  Agriculture . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              890          1,559
  Property. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              733          2,129
  Golf. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            1,979          2,223
                                                                                --------       --------
                                                                                   3,602          5,911
Operating expenses:
  Selling, general and administrative . . . . . . . . . . . . . . . . .            2,426          2,264
  Depreciation and amortization . . . . . . . . . . . . . . . . . . . .            1,577          1,659
                                                                                --------       --------
Total costs and expenses. . . . . . . . . . . . . . . . . . . . . . . .            7,605          9,834

Operating income (loss) . . . . . . . . . . . . . . . . . . . . . . . .              478           (608)
                                                                                --------       --------
Non-operating income (expenses):
  Amortization of deferred costs. . . . . . . . . . . . . . . . . . . .             (310)          (308)
  Interest expense. . . . . . . . . . . . . . . . . . . . . . . . . . .           (7,116)        (7,882)
  Interest income . . . . . . . . . . . . . . . . . . . . . . . . . . .              463             91
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             (236)         --
                                                                                --------       --------
                                                                                  (7,199)        (8,099)
                                                                                --------       --------
    Loss before taxes . . . . . . . . . . . . . . . . . . . . . . . . .           (6,721)        (8,707)
                                                                                --------       --------
  Income tax benefit. . . . . . . . . . . . . . . . . . . . . . . . . .            2,596         (3,343)
                                                                                --------       --------
    Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ (4,125)        (5,364)
                                                                                ========       ========

            The accompanying notes are an integral part of the consolidated financial statements.

                                          AMFAC/JMB HAWAII, L.L.C.

                                    Consolidated Statements of Cash Flows

                                 Three Months Ended March 31, 1999 and 1998
                                           (Dollars in Thousands)
                                                 (Unaudited)

                                                                                   1999            1998
                                                                                ---------       ---------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ (4,125)         (5,364)
  Items not requiring (providing) cash:
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .         1,577           1,659
    Amortization of deferred costs. . . . . . . . . . . . . . . . . . . . .           310             308
    Equity in earnings of investments . . . . . . . . . . . . . . . . . . .         --                 14
    Income tax benefit. . . . . . . . . . . . . . . . . . . . . . . . . . .        (2,596)         (3,343)
    Deferred interest . . . . . . . . . . . . . . . . . . . . . . . . . . .           145             250
    Interest on advances from affiliates. . . . . . . . . . . . . . . . . .         2,652           3,362

Changes in:
  Receivables - net . . . . . . . . . . . . . . . . . . . . . . . . . . . .         6,744           1,410
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        (4,633)         (7,409)
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .            46             (88)
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (889)            278
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           772          (1,818)
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . . .           288             300
  Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . .        (1,339)           (880)
                                                                                 --------        --------
        Net cash used in operating activities . . . . . . . . . . . . . . .        (1,048)        (11,321)
                                                                                 --------        --------
Cash flows from investing activities:
  Property additions. . . . . . . . . . . . . . . . . . . . . . . . . . . .          (704)           (759)
  Property sales, disposals and retirements - net . . . . . . . . . . . . .         --                  9
  Investments in joint ventures and partnerships. . . . . . . . . . . . . .         --               (239)
  Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (759)             (3)
  Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . .          (384)             88
                                                                                 --------        --------
        Net cash used in investing activities . . . . . . . . . . . . . . .        (1,847)           (904)
                                                                                 --------        --------





                                          AMFAC/JMB HAWAII, L.L.C.

                              Consolidated Statements of Cash Flows - Continued

                                 Three Months Ended March 31, 1999 and 1998
                                           (Dollars in Thousands)
                                                 (Unaudited)


                                                                                   1999            1998
                                                                                ---------       ---------
Cash flows from financing activities:
  Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (6)          --
  Net (repayments) proceeds of long-term debt . . . . . . . . . . . . . . .        (3,044)           (463)
  Net amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . .         --             14,914
                                                                                 --------        --------
        Net cash provided by (used in) financing activities . . . . . . . .        (3,050)         14,451
                                                                                 --------        --------
        Net increase in cash and cash equivalents . . . . . . . . . . . . .        (5,945)          2,226
        Cash and cash equivalents, beginning of year. . . . . . . . . . . .        26,526           9,115
                                                                                 --------        --------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . .      $ 20,581          11,341
                                                                                 ========        ========

Supplemental disclosure of cash flow information:
  Cash paid for interest (net of amount capitalized). . . . . . . . . . . .      $  5,252           7,773
                                                                                 ========        ========
  Schedule of non-cash investing and financing activities:
    Transfer of property actively held for sale to real estate
      inventories and accrued costs relating to real estate sales . . . . .      $    126             328
                                                                                 ========        ========

















            The accompanying notes are an integral part of the consolidated financial statements.

                       AMFAC/JMB HAWAII, L.L.C.

              Notes to Consolidated Financial Statements

                        March 31, 1999 and 1998

                        (Dollars in Thousands)


Readers of this quarterly report should refer to the Company's audited financial statements for the fiscal year ended December 31, 1998, which are included in the Company's 1998 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

      All reference to "Notes" are to Notes to the Consolidated Financial Statements contained in this report.

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

     The Company is the successor to Amfac/JMB Hawaii, Inc. ("A/J Hawaii").

On March 3, 1998, A/J Hawaii was merged (the "Merger") with and into the Company pursuant to an Agreement and Plan of Merger dated February 27, 1998 by and between A/J Hawaii and the Company (which was then named Amfac/JMB Mergerco, L.L.C. (the "Merger Agreement")). The Merger was consummated to change the Company's form of entity from a corporation to a limited liability company. The Company was a nominally capitalized limited liability company which was formed on December 24, 1997, solely for the purpose of effecting the Merger. The Company succeeded to all the assets and liabilities of A/J Hawaii in accordance with the Hawaii Business Corporation Act and the Hawaii Uniform Limited Liability Company Act. In addition, A/J Hawaii, the Company, The First National Bank of Chicago (the "Trustee") and various guarantors entered into a Second Supplemental Indenture dated as of March 1, 1998, pursuant to which the Company expressly assumed all obligations of A/J Hawaii under the Indenture dated as of March 14, 1989, as amended (the "Indenture") by and among A/J Hawaii, the Trustee and the guarantors named therein and the holders of Certificate of Land Appreciation Notes due 2008 Class A (the "Class A COLAs") and the Certificate of Land Appreciation Notes Class B (the "Class B COLAs" and, collectively with the Class A COLAs the "COLAs"). The Merger did not require the consent of the holders of the COLAs under the terms of the Indenture. The Company has succeeded to A/J Hawaii's reporting obligations under the Securities Exchange Act of 1934, as amended. Unless otherwise indicated, references to the Company prior to March 3, 1998 shall mean A/J Hawaii and A/J Hawaii's subsidiaries.

     The Company will continue until at least December 31, 2027, unless earlier dissolved. Except as noted in Notes 2 and 3 to Notes to the Balance Sheets of Amfac/JMB Finance, Inc.("AJF"), the Company's sole member (Northbrook) is not obligated for any debt, obligation or liability of the Company.

     The Company has three primary business segments. The agriculture segment ("Agriculture") is responsible for the Company's activities related to the cultivation and processing of sugar cane and other agricultural products. The real estate segment ("Property") is responsible for development and sales activities related to the Company's owned land, all

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)


of which is in the State of Hawaii. The golf segment ("Golf") is responsible for the management and operation of the Company's golf course facilities.

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     The Company's policy is to consider all amounts held with original maturities of three months or less in U.S. Government obligations, certificates of deposit and money market funds (approximately $ 18,694 and $24,188 at March 31, 1999 and December 31, 1998, respectively) as cash equivalents, which approximates market. These amounts include $ 1,957 and $1,923 at March 31, 1999 and December 31, 1998, respectively, which were restricted primarily to fund debt service on long-term debt related to the acquisition of power generation equipment (see Note 4).

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

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company expects to adopt this Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on results of operations or financial position.

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

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)


     For financial reporting purposes, the Company uses the effective interest rate method and accrued interest on the COLAs at 4% per annum, which is the "Mandatory Base Interest" (see Note 3).

     Interest is capitalized to qualifying assets (principally real estate under development) during the period that such assets are undergoing activities necessary to prepare them for their intended use. Such capitalized interest is charged to cost of sales as revenue from the real estate development is recognized. Interest costs of $225 and $152 have been capitalized for the three months ended March 31, 1999 and 1998, respectively.

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

     Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation.

(2)  AMOUNTS DUE TO AFFILIATES - SENIOR DEBT FINANCING

     The approximately $15,097 of remaining acquisition-related financing owed to affiliates had a maturity date of June 1, 1998 and bore interest at a rate per annum based upon the prime interest rate (7.75% at March 31, 1999), plus one percent. In addition to the $52,000 borrowed from Northbrook in 1995 to redeem Class A COLAs pursuant to the Class A Redemption Offer (see Note 3), the Company had also borrowed approximately $18,746 and $9,814 during 1996 and 1995, respectively, to fund COLA Mandatory Base Interest payments, Royal Kaanapali Golf Course debt interest payments and other operational needs. These loans from Northbrook were payable interest only, had a maturity date of June 1, 1998 and carried an interest rate per annum equal to the prime interest rate plus two percent. Pursuant to the Indenture relating to the COLAs, the amounts borrowed from Northbrook are "Senior Indebtedness" to the COLAs.

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)


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

     As of December 31, 1998, the Company agreed to exercise its option to redeem Class B COLAs that are "put" to AJF for repurchase in partial consideration for (a) the agreement by the Company's affiliate, Fred Harvey Transportation Company ("Fred Harvey"), to defer until December 31, 2001 all interest accruing from January 1, 1998 through December 31, 2001 and relating to the approximately $100,000 of Senior Indebtedness of the Company currently owing to Fred Harvey; and (b) Northbrook agreeing to cause approximately $55,100 of the Company's indebtedness that was senior to the COLAs to be contributed to the capital of the Company. In connection with the foregoing deferral of interest and contribution of capital, the Company agreed to allow the senior debt held by Northbrook and its affiliates to be secured by assets of the Company. As a result of the contribution, in the Company's December 31, 1998 balance sheet, the "Amounts due to affiliates - senior debt financing" were decreased, and the Company's "Member's equity (deficit)" was increased, by approximately $55,100. The deferral of interest, together with this contribution to capital, were made as part of the Company's effort to alleviate significant liquidity constraints and continue to meet the Value Maintenance Ratio requirement under the Indenture. At current interest rates, and assuming no further advances of Senior Indebtedness, approximately $45,000 of such deferred interest relating to currently existing Senior Indebtedness will become due and payable on December 31, 2001. At such time, there can be no assurance that the Company will either (i) have unrestricted cash available for meeting such obligation or (ii) have the ability to refinance such $45,000 obligation. Failure to meet such obligation, if called, would cause all Senior Indebtedness owing to Fred Harvey or its affiliates to be immediately due and payable. A default on Senior Indebtedness of such magnitude could constitute an event of default under the Indenture. To the extent that Northbrook or any of its affiliates make additional advances of Senior Indebtedness to the Company during 1999, Northbrook or its affiliates intend to defer any interest accruing on such additional indebtedness until December 31, 2001. Therefore, interest in excess of $45,000 may be due and payable on December 31, 2001 and any such excess may be substantial.

     The total amount due Northbrook and its subsidiaries as of March 31, 1999 was $112,977, which includes deferred interest to affiliates on senior debt of approximately $13,383, all of which has been deferred until December 31, 2001, as described above). Pursuant to the Indenture, the amounts borrowed from Northbrook or its affiliates are "Senior
Indebtedness" to the COLAs.

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)


(3)  CERTIFICATE OF LAND APPRECIATION NOTES

     The COLAs are unsecured debt obligations of the Company. Interest on the COLAs is payable semi-annually on February 28 and August 31 of each year. The COLAs mature on December 31, 2008, and bear interest after the Final Issuance Date (August 31, 1989) at a rate of 10% per annum ("Base Interest") of the outstanding principal balance of the COLAs on a cumulative, non-compounded basis, of which 6% per annum is contingent ("Contingent Base Interest") and due and payable only to the extent of Net Cash Flow (Net Cash Flow for any period is generally an amount equal to 90% of the Company's net cash revenues, proceeds and receipts after payment of cash expenditures, including the Qualified Allowance (as defined in Note 6) other than federal and state income taxes and after the establishment by the Company of reserves) or Maturity Market Value (as defined below). The Company has not generated a sufficient level of Net Cash Flow to incur or pay Contingent Base Interest on the COLAs from 1990 through 1998. Approximately $116,337 of the $123,962 cumulative deferred Contingent Base Interest (i.e. not due and payable in the absence of events which have not occurred) related to the period from August 31, 1989 (Final Issuance Date) through March 31, 1999 has not been accrued in the accompanying consolidated financial statements as the Company believes that it is not probable at this time that a sufficient level of Net Cash Flow will be generated in the future or that there will be sufficient Maturity Market Value as of December 31, 2008 (the COLA maturity date) to pay such unaccrued and deferred Contingent Base Interest. The following table is a summary of Mandatory Base Interest and Contingent Base Interest for the three months ended March 31, 1999 and the year ended December 31, 1998:

                                          Three Months    The Year
                                             Ended         Ended
                                           March 31,     December 31,
                                             1999          1998
                                           -----------   ------------

Mandatory Base Interest paid. . . . . . .  $  4,414          8,828
Contingent Base Interest due and paid . .     --             --
Cumulative deferred Contingent Base
  Interest. . . . . . . . . . . . . . . .  $123,962        120,652

Net Cash Flow was $0 for 1998 and is expected to be $0 for 1999.

     In each calendar year, principal reductions may be made from remaining Net Cash Flow, if any, in excess of all current and unpaid deferred Contingent Base Interest and will be made at the election of the Company (subject to certain restrictions). The COLAs will bear additional contingent interest in any year, after any principal reduction, equal to 55% of remaining Net Cash Flow. Upon maturity, holders of COLAs will be entitled to receive the remaining outstanding principal balance of the COLAs plus Unpaid Mandatory Base Interest plus additional interest equal to certain levels of the unpaid Contingent Base Interest, to the extent of the Maturity Market Value (Maturity Market Value generally means 90% of the excess of the Fair Market Value (as defined in the Indenture) of the Company's assets at maturity over its liabilities (including Qualified Allowance, but only to the extent earned and payable from Net Cash Flow generated through maturity) at maturity, which liabilities have been incurred in connection with its operations), plus 55% of the remaining Maturity Market Value.

     On March 14, 1989, AJF, a wholly-owned subsidiary of Northbrook, and the Company entered into an agreement (the "Repurchase Agreement") concerning AJF's obligations to repurchase, on June 1, 1995 and 1999, the

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)


COLAs upon request of the holders thereof. The COLAs were issued in two units consisting of one Class A and one Class B COLA. As specified in the Repurchase Agreement, the holders of Class A COLAs were entitled to request AJF to repurchase their Class A COLAs on June 1, 1995 at a price equal to the original principal amount of such COLAs ($.5) minus all payments of principal and interest allocated to such COLAs. The cumulative interest paid per Class A COLA through June 1, 1995 was $.135. Also pursuant to the Repurchase Agreement, the holders of Class B COLAs are entitled to request AJF to repurchase their Class B COLAs on June 1, 1999 at a price equal to 125% of the original principal amount of such COLAs ($.5) minus all payments of principal and interest allocated to such Class B COLAs. As of March 31, 1999, the cumulative interest paid per Class A and Class B COLA was approximately $.215 and $.215, respectively.

     On March 14, 1989, Northbrook entered into a Keep-Well Agreement with AJF, whereby it agreed to contribute sufficient capital or make loans to AJF to enable AJF to meet its COLA repurchase obligations described above. Notwithstanding AJF's repurchase obligations, the Company may elect, and has, in fact, elected to redeem any COLAs requested to be repurchased at the specified price.

     As of December 31, 1998, pursuant to the Indenture, the Company elected to exercise its right to redeem (the "Class B Redemption Offer") all Class B COLAs tendered by the registered holders pursuant to the Repurchase Agreement, thereby eliminating AJF's Class B COLA repurchase obligations with respect to such holders as of June 1, 1999. Pursuant to the Class B Redemption Offer mailed on March 15, 1999 to COLA holders, and in accordance with the terms of the Indenture, the Company is therefore obligated to purchase any and all Class B COLAs submitted pursuant to the Class B Redemption Offer at a price of $.410 per Class B COLA.

     The Class B Redemption Offer terminated on April 15, 1999 in accordance with its terms and with the Indenture. Approximately 162,277 Class B COLAs have been submitted for repurchase pursuant to the Class B Redemption Offer. Approximately 97,947 Class B COLAs have been submitted for repurchase by persons unaffiliated with the Company and which require an aggregate cash payment by the Company of approximately $40,158 on June 1, 1999. AF Investors, L.L.C. ("AF Investors"), an affiliate of the Company, submitted approximately 64,330 of its 89,325 Class B COLAs for repurchase pursuant to the Class B Redemption Offer and AF Investors has agreed to take back senior debt of the Company in lieu of cash. Such senior debt is expected to mature on December 31, 2008 and bear interest at a rate per annum equal to the prime rate (at the time of such loan (7.75% at March 31, 1999)) plus 2%. Additional interest may be payable on such senior debt upon its maturity based upon the fair market value, if any, of the Company's equity at that time. AF Investors' Class B COLAs were contributed by Amfac Finance Limited Partnership ("Amfac Finance"), an Illinois Limited partnership and an affiliate of the Company, to AF Investors in December 1998. As of the date of this report, there are sufficient funds available to the Company to satisfy the actual cash repurchase obligations pursuant to the Class B Redemption Offer. Based upon the Company's cash and liquid investments as of March 31, 1999, it expects to borrow approximately $30,000 (such amount is subject to change based on cash flows generated by

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)


the Company through June 1, 1999) from Northbrook or its affiliates to purchase Class B COLAs pursuant to the Class B Redemption Offer. The term of such loan from Northbrook, or its affiliates, is expected to mature on December 31, 2008 and bear interest at a rate per annum equal to the prime rate (at the time of such loan (7.75% at March 31, 1999)) plus 2%. Additional interest may be payable on such senior debt upon its maturity based upon the fair market value, if any, of the Company's equity at that time. Pursuant to the Indenture, any cash amounts borrowed for the Class B Redemption Offer together with any promissory note issued to AF Investors in consideration for the repurchase of its Class B COLAs will be "Senior Indebtedness" to the COLAs.

     As a result of the Class B COLA repurchases on June 1, 1999, the Company will retire approximately $81,139 face value of Class B COLA debt and correspondingly will recognize a financial statement gain of approximately $14,605 of which $8,815 is attributable to the retirement of COLA debt held by persons unaffiliated with the Company. Such gain will be adjusted by the write-off of an applicable portion of deferred financing costs of approximately $3,535 and the write off of the accrued deferred contingent base interest of approximately $7,600. The tax payable on the gain (approximately $2,059) related to the Class B Class B Redemption Offer will not be indemnified pursuant to the tax agreement with Northbrook (see
Note 1).

     On March 15, 1995, pursuant to the Indenture, the Company elected to offer to redeem (the "Class A COLA Redemption Offer") all Class A COLAs from the registered Class A COLA holders, thereby eliminating AJF's obligation to satisfy the Class A COLA repurchase options requested by such holders as of June 1, 1995. Pursuant to the Class A COLA Redemption Offer, and in accordance with the terms of the Indenture, the Company was therefore obligated to purchase any and all Class A COLAs submitted pursuant to the Class A COLA Redemption Offer at a price of $.365 per Class A COLA. In conjunction with the Company's Class A COLA Redemption Offer, the Company made a tender offer (the "Tender Offer") to purchase up to approximately $68,000 principal value of the Class B COLAs at a price of $.220 per Class B COLA from COLA holders electing to have their Class A COLAs repurchased. Approximately 229,000 Class A COLAs were submitted for repurchase pursuant to the Class A COLA Redemption Offer and approximately 99,000 Class B COLAs were submitted for repurchase pursuant to the Tender Offer, requiring an aggregate payment by the Company of approximately $105,450 on June 1, 1995. The Company used its available cash to purchase Class B COLAs pursuant to the Tender Offer and borrowed $52,000 from Northbrook to purchase Class A COLAs pursuant to the Redemption Offer. As of March 31, 1999, the Company had approximately 156,000 Class A COLAs and approximately 286,000 Class B COLAs outstanding, with a principal balance of approximately $78,000 and $143,000, respectively.

     As a result of the Class A COLA repurchases on June 1, 1995, the Company retired approximately $164,045 in face value of COLA debt and recognized a financial statement extraordinary gain of approximately $32,544 (net of income taxes of $20,807, the write-off of deferred financing costs of $10,015, the write-off of accrued Contingent Base Interest of $5,667 and expenses of $894). Such gain was treated as cancellation of indebtedness income for tax purposes and, accordingly, the income taxes related to the Class A Redemption Offer (approximately $9,106) were not indemnified by the tax agreement with Northbrook (see Note 1).

     On January 30, 1998, Amfac Finance extended a Tender Offer to Purchase (the "Class B Tender Offer") up to approximately $65,421 principal amount of separately certificated Class B COLAs ("Separate Class B COLAs") for cash at a unit price of $.375 to be paid by Amfac Finance on each Separate Class B COLA on or about March 24, 1998. The maximum cash to be paid under

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)


the Class B Tender Offer was approximately $49,066 (130,842 Separate
Class B COLAs at a unit price of $.375 for each separate Class B COLA). Approximately 62,857 Separate Class B COLAs were submitted to Amfac Finance for repurchase pursuant to the Tender Offer, requiring an aggregate payment by Amfac Finance of approximately $23,571 on March 31, 1998. In addition, on October 23, 1998, Amfac Finance extended a Tender Offer to purchase (the "Class A/B Tender Offer") up to approximately $22,500 principal amount of jointly certificated Class A and B COLAs (together "COLA Units") for cash at a unit price of $.460 to be paid by Amfac Finance on each COLA Unit on or about December 23, 1998. The maximum cash to be paid under the Tender Offer was approximately $12,236 (26,600 COLA Units at a unit price of $.460 for each COLA Unit). Approximately 26,473 COLA Units were submitted to Amfac Finance for repurchase pursuant to the Tender Offer requiring an aggregate payment by Amfac Finance of approximately $12,178 on December 23, 1998. Neither the Class B nor the Class A/B Tender Offer reduced the outstanding indebtedness of the Company. In December 1998, Amfac Finance contributed its Class A and Class B COLAs to AF Investors. The COLAs held by AF Investors remain outstanding pursuant to the terms of the Indenture. Except as provided in the last sentence of this paragraph, AF Investors is entitled to the same rights and benefits of any other holder of COLAs, including having the right to have AJF repurchase on June 1, 1999, the separate Class B COLAs that it owns. As discussed above, AF Investors submitted approximately 64,330 of its 89,325 Class B COLAs for repurchase pursuant to the Class B Redemption offer. AF Investors has agreed to take back senior debt of the Company for the portion so put in lieu of cash. Because AF Investors is an affiliate of the Company, AF Investors will not be able to participate in determining whether the holders of the required principal amount of debt under the Indenture have concurred in any direction, waiver or consent under the terms of the Indenture.

     As a result of the Class B and Class A/B Tender Offers, the Company recognized approximately $7,857 and $14,295, respectively, of taxable gain in accordance with income tax regulations for certain transactions with affiliates. Such gain is treated as cancellation of indebtedness income for income tax purposes only and, accordingly, the income taxes related to the Class B Tender Offer (approximately $3,064) and Class A/B Tender Offer (approximately $5,575) were, or will be, indemnified by Northbrook through the tax agreement between Northbrook and the Company (See Note 1).

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

(4)  LONG-TERM DEBT

     In June 1991, the Company obtained a five-year $66,000 loan from the Employees' Retirement System of the State of Hawaii ("ERS"). The nonrecourse loan is secured by a first mortgage on the Kaanapali Golf Courses, and is "Senior Indebtedness" (as defined in the Indenture). The loan bore interest at a rate per annum equal to the greater of (i) the base interest rate announced by the Bank of Hawaii on the first of July for each year or (ii) ten percent per annum through June 30, 1993 and nine percent per annum thereafter.

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)


     In April 1996, the Company reached an agreement to amend the loan with the ERS, extending the maturity date for five years. In exchange for the loan extension, the ERS received the right to participate in the "Net Disposition Proceeds" (as defined) related to the sale or the refinancing of the golf courses or at the maturity of the loan. The ERS share of the Net Disposition Proceeds increases from 30% through June 30, 1997, to 40% for the period from July 1, 1997 to June 30, 1999 and to 50% thereafter. The loan amendment effectively adjusted the interest rate as of January 1, 1995 to 9.5% until June 30, 1996. After June 30, 1996, the loan bears interest at a rate per annum equal to 8.73%. The loan amendment requires the Company to pay interest at the rate of 7% for the period from January 1, 1995 to June 30, 1996, 7.5% from July 1, 1996 to June 30, 1997,
7.75% from July 1, 1997 to June 30, 1998 and 8.5% thereafter ("Minimum Interest"). The Minimum Interest for the three months ended March 31, 1999 and 1998 was $1,414 and $1,261, respectively. The accrued Minimum Interest was $2,828 and $1,261 as of March 31, 1999 and 1998, respectively. The Company has not paid the Minimum Interest to the ERS for the payments due on January 1, 1999 and April 1, 1999 as discussed below. On April 1, 1998, the Company paid $1,399 which represents the minimum Interest due through March 31, 1998. The scheduled minimum payments are paid quarterly on the principal balance of the $66,000 loan. The difference between the accrued interest expense and the Minimum Interest payment due accrues interest and is payable on an annual basis from excess cash flow, if any, generated from the Kaanapali Golf Courses. The annual interest payments in 1998 were in excess of the cash flow generated by the Kaanapali Golf Courses. The total accrued interest payable from excess cash flow was approximately $5,128 as of March 31, 1999. Although the outstanding loan balance remains nonrecourse, certain payments and obligations, such as the Minimum Interest payments and the ERS's share of appreciation, if any, are recourse to the Company. However, the Company's obligations to make future Minimum Interest payments and to pay the ERS a share of appreciation would be terminated if the Company tendered an executed deed to the golf course property to the ERS in accordance with the terms of the amendment. Due to depressed golf course revenues, the Company did not pay to the ERS the Minimum Interest payment due on January 1, 1999 and April 1, 1999 totaling $2,828. As expected, the Company received a default notice from the ERS and is currently pursuing renegotiation of the loan terms.

     In January 1993, The Lihue Plantation Company, Limited ("Lihue") obtained a ten-year $13,250 loan used to fund the acquisition of Lihue's power generation equipment. The $13,250 loan, constituting "Senior Indebtedness" under the COLAs' Indenture, consists of two ten-year amortizing term loans of $10,000 and $3,250, respectively, payable in forty consecutive installments commencing July 1, 1993 in the principal amount of $250 and $81, respectively (plus interest). The remaining balance of the $3,250 loan was fully repaid in January 1997. The $10,000 loan has an outstanding balance of $2,501 as of March 31, 1999 and bears interest at a rate equal to prime rate (7.75% at March 31, 1999) plus three and one half percent. Lihue has purchased an interest rate agreement which protects against fluctuations in interest rates and effectively caps the prime rate at eight percent for the first seven years of the loan agreement. The loan is secured by the Lihue power generation equipment, sugar inventories and receivables, certain other assets and real property of the Company, has limited recourse to the Company and certain other subsidiaries and is "Senior Indebtedness" as defined in the Indenture relating to the COLAs.

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)


     In October 1993, Waikele Golf Club, Inc. ("WGCI"), a wholly-owned subsidiary of the Company that owns and operates the Waikele Golf Course, obtained a five-year $20,000 loan facility from two lenders. The loan consisted of two $10,000 amortizing loans. Each loan bore interest only for the first two years and interest and principal payments based upon an assumed 20-year amortization period for the remaining three years. The loans bore interest at prime plus 1/2% and LIBOR (5.0% at March 31, 1999) plus 3%, respectively. In February 1997, WGCI entered into an amended and restated loan agreement with the Bank of Hawaii, whereby the outstanding principal amount of the loan has been increased to $25,000, the maturity date has been extended to February 2007, the interest rate has been changed to LIBOR plus 2% until the fifth anniversary and LIBOR plus 2.25% thereafter and principal is to be repaid based on a 30-year amortization schedule. The loan is secured by WGCI's assets (the golf course and related improvements and equipment), is guaranteed by the Company, and is "Senior Indebtedness" (as defined in the Indenture). As of March 31, 1999, the outstanding balance was $24,481, with scheduled annual principal maturities of $262 in 1999 through 2006 and the balance of $22,470 in 2007.

     In December 1996, Amfac Property Development Corp. ("APDC"), a wholly-owned subsidiary of the Company, obtained a $10,000 loan facility from City Bank. The loan is secured by a mortgage on property under development at the mill-site of Oahu Sugar (the sugar plantation was closed in 1995), and is "Senior Indebtedness" (as defined in the Indenture). The loan bears interest at the bank's base rate (7.75% at March 31, 1999) plus .5% and originally was scheduled to mature on December 1, 1998. In November 1998, APDC sold certain mill-site property which served as collateral for the $10,000 City Bank loan for an approximate sales price of $7,690 in cash plus 2% of the gross sales price of subsequent parcel sales of all or any portion of the property by the purchaser. The bank required $6,000 of the sales proceeds as a principal reduction on the loan in order to release the collateral. APDC received a one-year extension on the $4,000 remaining balance of the loan which is secured by another parcel at the mill-site. The extended loan bears interest at the bank's base rate plus 1.25% and matures on December 1, 1999.

     In September 1998, Amfac Property Investment Corporation ("APIC"), a wholly-owned subsidiary of the Company, purchased Tobishima Pacific, Inc.'s ("TPI") 50% ownership interest in the 96-acre beachfront parcel (commonly referred to as Kaanapali North Beach) for $12,000. APIC paid $2,400 in cash and signed a note for $9,600. The note is secured by a mortgage on the property in favor of TPI and is "Senior Indebtedness" (as defined in the Indenture). The note is payable in five annual installments in the principal amount of $1,920 beginning in September 1999. The note bears interest of 8.5% and is payable quarterly. In January 1999, the Company paid TPI approximately $2,200 on its note to release Lot #1 for the Kaanapali Ocean Resort and the new 10-acre public recreation area at North Beach.

(5)  SEGMENT INFORMATION

     Agriculture, Property and Golf comprise separate industry segments of the Company. Operating Income (Loss)-Other consists primarily of unallocated overhead expenses and Total Assets-Other consists primarily of cash and deferred expenses. Total assets at the balance sheet dates and capital expenditures, operating income (loss) and depreciation and amortization during the three months ended March 31, 1999 and December 31, 1998 are set forth below by each industry segment:

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)


                                        March 31,     December 31,
                                          1999            1998
                                      ------------    ------------
Total Assets:
  Agriculture . . . . . . . . . . . . . .  $198,922        197,288
  Property. . . . . . . . . . . . . . . .   117,431        121,957
  Golf. . . . . . . . . . . . . . . . . .    77,294         77,644
  Other . . . . . . . . . . . . . . . . .    28,913         34,191
                                           --------       --------

                                           $422,560        431,080
                                           ========       ========

                                             Three Months Ended
                                                  March 31,
                                          ------------------------
                                             1999           1998
                                           --------       --------
Capital Expenditures:
  Agriculture . . . . . . . . . . . . . .  $    538            417
  Property. . . . . . . . . . . . . . . .        51            325
  Golf. . . . . . . . . . . . . . . . . .       115             17
                                           --------       --------
                                           $    704            759
                                           ========       ========

Operating income (loss):
  Agriculture . . . . . . . . . . . . . .  $ (1,080)        (1,924)
  Property. . . . . . . . . . . . . . . .       140             (6)
  Golf. . . . . . . . . . . . . . . . . .     1,939          1,745
  Other . . . . . . . . . . . . . . . . .      (521)          (423)
                                           --------       --------
                                           $    478           (608)
                                           ========       ========

Depreciation and amortization:
  Agriculture . . . . . . . . . . . . . .  $    946          1,131
  Property. . . . . . . . . . . . . . . .       226            218
  Golf. . . . . . . . . . . . . . . . . .       359            306
  Other . . . . . . . . . . . . . . . . .        46              4
                                           --------       --------
                                           $  1,577          1,659
                                           ========       ========


(6)  TRANSACTIONS WITH AFFILIATES

     With respect to any calendar year, JMB Realty Corporation ("JMB"), an affiliate of the Company, or its affiliates may receive a Qualified Allowance in an amount equal to: (i) approximately $6,200 during each of the calendar years 1989 through 1993; and (ii) thereafter, 1-1/2% per annum of the Fair Market Value (as defined in the Indenture) of the gross assets of the Company and its subsidiaries (other than cash and cash equivalents and Excluded Assets (as defined in the Indenture)) for providing certain advisory services for the Company. The aforementioned advisory services, which are provided pursuant to a 30-year Services Agreement entered into between the Company, certain of its subsidiaries and JMB in November 1988, include making recommendations in the following areas: (i) the construction

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)


and development of real property; (ii) land use and zoning changes; (iii) the timing and pricing of properties to be sold; (iv) the timing, type and amount of financing to be incurred; (v) the agricultural business; and,
(vi) the uses (agricultural, residential, recreational or commercial) for the land. However, the Qualified Allowance shall be earned and paid for each year prior to maturity of the COLAs only if the Company generates sufficient Net Cash Flow to pay Base Interest to the holders of the COLAs for such year of an amount equal to 8% of the balance of the COLAs for such year; any portion of the Qualified Allowance not paid for any year shall cumulate without interest and JMB or its affiliates shall be paid such amount with respect to any succeeding year, after the payment of all Contingent Base Interest for such year, to the extent of 100% of remaining Net Cash Flow until an amount equal to 20% of the Base Interest with respect to such year has been paid, and thereafter, to the extent of the product of (a) remaining Net Cash Flow, multiplied by (b) a fraction, the numerator of which is the cumulative deficiency as of the end of such year in the Qualified Allowance and the denominator of which is the sum of the cumulative deficiencies as of the end of such year in the Qualified Allowance and Base Interest. A Qualified Allowance for 1989 of approximately $6,200 was paid on February 28, 1990. Approximately $74,102 of Qualified Allowance related to the period from January 1, 1990 through December 31, 1998 has not been earned and paid and is payable only from future Net Cash Flow. Accordingly, because the Company does not believe it is probable at this time that a sufficient level of Net Cash Flow will be generated in the future to pay the Qualified Allowance, the Company has not accrued for any Qualified Allowance in the accompanying consolidated financial statements. JMB has informed the Company that no incremental costs or expenses have been incurred relating to the provision of these advisory services. The Company believes that using an incremental cost methodology is reasonable. The following table is a summary of the Qualified Allowance for the year ended December 31, 1998:

                                                            1998
                                                           -------
Qualified Allowance calculated. . . . . . . . . . . . .    $ 9,776
Qualified Allowance paid. . . . . . . . . . . . . . . .    $  --
Cumulative deficiency of Qualified Allowance at
  end of year . . . . . . . . . . . . . . . . . . . . .    $74,102

Net Cash Flow was $0 for 1998 is expected to be $0 for 1999.

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

     The Company, its subsidiaries and their joint ventures reimburse Northbrook, JMB and their affiliates for direct expenses incurred on their behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's or its subsidiaries' and the joint ventures' operations. The total of such costs for the three months ended March 31, 1999 and 1998 was approximately $167 and $165, respectively, of which $1,442 was unpaid as of March 31, 1999. In addition,

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)

as of March 31, 1999, the current portion of amounts due to affiliates includes $9,106 of income tax payable related to the Class A COLA Redemption Offer (see Note 3). Also, the Company pays a non-accountable reimbursement of approximately $30 per month to JMB or its affiliates in respect of general overhead expense, all of which was paid as of March 31, 1999.

     JMB Insurance Agency, Inc., an affiliate of JMB, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those available to the Company in similar dealings with unaffiliated third parties. The total of such commissions for the three months ended March 31, 1999 and 1998 was approximately $248 and $255, respectively, all of which was paid as of March 31, 1999.

     Northbrook and its affiliates allocated certain charges for services to the Company based upon the estimated level of services for the three months ended March 31, 1999 and 1998 of approximately $184 and $140, respectively, of which $2,048 was unpaid as of March 31, 1999. These services and costs are intended to reflect the Company's separate costs of doing business and are principally related to the inclusion of the Company's employees in the Northbrook pension plan, payment of severance and termination benefits and reimbursement for insurance claims paid on behalf of the Company. All amounts described above, deferred or currently payable, do not bear interest and are expected to be paid in future periods.

     In 1998, the $104,759 affiliate note (see Note 4) was cancelled pursuant to a Split Note Agreement and bifurcated into two nine-year notes
(i) a $99,595 note payable to an affiliate of Northbrook and (ii) a $15,000 note payable (with an initial balance of $7,920) to Northbrook. The bifurcated notes were payable interest only and accrue interest at the prime rate plus 2%. Pursuant to the Indenture, the amounts borrowed from Northbrook and its affiliates are "Senior Indebtedness" to the COLAs. The Company borrowed an additional $24,828 during 1998 to fund COLA Mandatory Base Interest payments and other operational needs from a subsidiary of Northbrook under a separate note which is payable interest only and accrues at the prime rate plus 2%. In connection with such affiliated loans, the Company incurred interest expense of approximately $2,652 and $3,362 for the three months ended March 31, 1999 and 1998, respectively.

     As of December 31, 1998, the Company agreed to exercise its option to redeem Class B COLAs that are "put" to AJF for repurchase (as described in Note 3 above), in partial consideration for (a) Fred Harvey's agreement to defer until December 31, 2001 all interest accruing from January 1, 1998 through December 31, 2001 and relating to the approximately $100,000 of Senior Indebtedness of the Company currently owing to Fred Harvey (as described in Note 4 above); and (b) Northbrook agreeing to cause approximately $55,100 of the Company's indebtedness that was senior to the COLAs to be contributed to the capital of the Company. As a result of the contribution, in the Company's December 31, 1998 balance sheet, the "Amounts due to affiliates - senior debt financing" were decreased, and the Company's "Member's equity (deficit)" was increased, by approximately $55,100. The deferral of interest, together with this contribution to capital, were made as part of the Company's effort to alleviate significant

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)


liquidity constraints and continue to meet the Value Maintenance Ratio requirement under the Indenture. At current interest rates, and assuming no further advances of Senior Indebtedness, approximately $45,000 of such deferred interest relating to currently existing Senior Indebtedness will become due and payable on December 31, 2001. At such time, there can be no assurance that the Company will either (i) have unrestricted cash available for meeting such obligation or (ii) have the ability to refinance such $45,000 obligation. Failure to meet such obligation, if called, would cause all Senior Indebtedness owing to Fred Harvey or its affiliates to be immediately due and payable. A default on Senior Indebtedness of such magnitude could constitute an event of default under the Indenture. To the extent that Northbrook or any of its affiliates make additional advances of Senior Indebtedness to the Company during 1999, Northbrook or its affiliates intend to defer any interest accruing on such additional indebtedness until December 31, 2001. Therefore, interest in excess of $45,000 may be due and payable on December 31, 2001 and any such excess may be substantial.

     The total amount due Northbrook and its subsidiary as of March 31, 1999 was $112,977, which includes deferred interest to affiliates on the senior debt of approximately $13,383, all of which has been deferred until December 31, 2001, as described above. Pursuant to the Indenture, the amounts borrowed from Northbrook and its affiliates are "Senior Indebtedness" to the COLAs.

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

     The Company's Property segment had contractual commitments (related to project costs) of approximately $4,305 as of March 31, 1999. Additional development expenditures are dependent upon the Company's ability to obtain financing for such costs and on the timing and extent of property development and sales.

     As of March 31, 1999, certain portions of the Company's land not currently under development are mortgaged as security for approximately $1,525 of performance bonds related to property development.

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)


(9)  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1998 are as follows:

    Deferred tax (assets):
      Postretirement benefits . . . . . . . . . . . . .   $ (20,012)
      Interest accruals . . . . . . . . . . . . . . . .      (3,047)
      Cancellation of Debt Income on
        COLA tenders. . . . . . . . . . . . . . . . . .      (8,639)
      Other accruals. . . . . . . . . . . . . . . . . .      (2,039)
                                                          ---------

                Total gross deferred tax assets . . . .     (33,737)
                                                          ---------

    Deferred tax liabilities:
      Accounts receivable, related to profit on
        sales of sugar. . . . . . . . . . . . . . . . .       3,216
      Inventories, principally due to sugar production
        costs, capitalized costs, capitalized interest
         and purchase accounting adjustments. . . . . .        (870)
      Plant and equipment, principally due to
        depreciation and purchase accounting
        adjustments . . . . . . . . . . . . . . . . . .       9,920
      Land and land improvements, principally
        due to purchase accounting adjustments. . . . .      75,163
      Deferred gains, due to installment sales
        for income tax purposes . . . . . . . . . . . .       7,676
      Investments in unconsolidated entities,
        principally due to purchase accounting
        adjustments . . . . . . . . . . . . . . . . . .        (316)
                                                          ---------
                Total deferred tax liabilities. . . . .      94,789
                                                          ---------

                Net deferred tax liability. . . . . . .   $  61,052
                                                          =========


(10)  ADJUSTMENTS

     In the opinion of the Company, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of March 31, 1999 and for the three months ended March 31, 1999 and 1998.

                        AMFAC/JMB FINANCE, INC.

                            Balance Sheets

                 March 31, 1999 and December 31, 1998

         (Dollars in thousands, except per share information)

                              (Unaudited)


                              A s s e t s
                              -----------

                                        March 31,       December 31,
                                         1999              1998
                                     -------------      ------------

Cash. . . . . . . . . . . . . . . .        $      1                1
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

     On March 15, 1995, pursuant to the indenture that governs the terms of the COLAs (the "Indenture"), Amfac/JMB Hawaii, L.L.C. (the "Company") elected to exercise its right to redeem, and therefore was obligated to purchase, any and all Class A COLAs submitted pursuant to the June 1, 1995 Redemption Offer at a price of $.365 per Class A COLA. Pursuant to the Company's election to redeem the Class A COLAs submitted for repurchase, the Company assumed AJF's maximum amount of its liability from the June 1, 1995 COLA repurchase obligation of $140,425.

     On March 15, 1999, pursuant to the Indenture, the Company elected to exercise its right to redeem, and therefore is obligated to purchase, any and all Class B COLAs submitted pursuant to the June 1, 1999 Redemption Offer at a price of $.410 per Class B COLA. Pursuant to the Company's election to redeem the Class B COLAs submitted for repurchase, the Company assumed AJF's liability from the June 1, 1999 Class B COLA repurchase obligation (a maximum of $117,306).

(3)  REPURCHASE OBLIGATION

     On March 14, 1989, AJF and the Company entered into an agreement (the "Repurchase Agreement") concerning AJF's obligation (on June 1, 1995 and
1999) to repurchase, upon request of the holders thereof, the Certificate of Land Appreciation Notes due 2008 ("COLAs") issued by the Company. A total aggregate principal amount of $384,737 of COLAs were issued during the offering, which terminated on August 31, 1989. The COLAs were issued in two units consisting of one Class A and one Class B COLA. As specified in the Repurchase Agreement, the holders of Class A COLAs were entitled to request AJF to repurchase their Class A COLAs June 1, 1995 at a price equal to the original principal amount of such COLAs ($.500) minus all payments of principal and interest allocated to such COLAs. The cumulative interest paid per Class A COLA through June 1, 1995 was $.135. Also pursuant to the Repurchase Agreement the holders of the Class B COLAs are entitled to request AJF to repurchase their Class B COLAs on June 1, 1999 at a price equal to 125% of the original principal amount of such Class B COLAs ($.500) minus all payments of principal and interest allocated to such COLAs. To date, the cumulative interest paid per Class A and Class B COLA is approximately $.215 and $.215, respectively.

     As discussed in Note 2 of Notes to the Balance Sheets, above, the Company has elected to redeem the Class B COLAs submitted for repurchase, thereby assuming AJF's repurchase obligation on June 1, 1999.

PART I.  FINANCIAL INFORMATION

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

General

     A significant portion of the Company's cash needs result from the nature of the real estate development business, which requires a substantial investment in preparing development plans, seeking land urbanization and other governmental approvals and completing infrastructure improvements prior to sale. Additionally, the Company's sugar operations incur a cash deficit during the first half of the year of $10 to $15 million. This seasonal cash deficit is due to the sugar plantation's operating costs being incurred fairly ratably during the year, while revenues are received between May and December, concurrent with raw sugar deliveries to the California and Hawaiian Sugar Company ("C&H"). In addition to seasonal cash needs, in many years cash flow from sugar operations has been negative, requiring a net cash investment to fund the operating deficits and any capital costs. Other significant cash needs also include overhead expenses, debt service and the Company's obligation to redeem on June 1, 1999 Class B COLAs that have been "put" by the COLA holders for repurchase.

     The Company believes that additional borrowings from Northbrook or its affiliates will be necessary to meet its short-term and long-term liquidity needs. Northbrook and its affiliates have made such borrowings available to the Company in the past and, through the end of 1999, intend to continue making such borrowings available, to the extent of available liquidity. However, there is no assurance that Northbrook or its affiliates will have sufficient funds either through the end of 1999 or in the long-term, or that Northbrook or its affiliates will make such funds available to the Company, to meet the Company's short-term or long-term liquidity needs. To the extent that Northbrook or its affiliates make such borrowings available to the Company during 1999, Northbrook and its affiliates intend to defer until December 31, 2001 any interest accruing on such borrowings.

     As of December 31, 1998, pursuant to the indenture that governs the terms of the COLAs (the "Indenture"), the Company elected to offer to redeem (the "Class B Redemption Offer") all Class B COLAs from the registered holders, thereby eliminating AJF's Class B COLA repurchase obligations with respect to such holders as of June 1, 1999. Pursuant to the Class B Redemption Offer mailed on March 15, 1999 to the Class B COLA holders, and in accordance with the terms of the Indenture, the Company is therefore obligated to purchase any and all Class B COLAs submitted pursuant to the Class B Redemption Offer at a price of $410 per Class A COLA.

     The Class B Redemption Offer terminated on April 15, 1999 in accordance with its terms and with the Indenture. Approximately 162,277 Class B COLAs have been submitted for repurchase pursuant to the Class B Redemption Offer. Approximately 97,947 Class B COLAs have been submitted for repurchase by persons unaffiliated with the Company and which require an aggregate cash payment by the Company of approximately $40.2 million on June 1, 1999. AF Investors, L.L.C. ("AF Investors"), an affiliate of the Company, submitted approximately 64,330 of its 89,325 Class B COLAs for repurchase pursuant to the Class B Redemption Offer and AF Investors has agreed to take back senior debt of the Company in lieu of cash. Such senior debt is expected to mature on December 31, 2008 and bear interest, at a rate per annum equal to the prime rate (at the time of such loan (7.75% at March 31, 1999)) plus 2%. Additional interest may be payable on such senior debt upon its maturity based upon the fair market value, if any, of the Company's equity at that time. AF Investor's Class B COLAs were contributed by Amfac Finance Limited Partnership ("Amfac Finance"), an

Illinois Limited partnership and an affiliate of the Company, to AF Investors in December 1998. As of the date of this report, there are sufficient funds available to the Company to satisfy the actual cash repurchase obligations. Based upon the Company's cash and liquid investments as of March 31, 1999, it expects to borrow approximately $30 million (such amount is subject to change based on cash flows generated by the Company through June 1, 1999) from its parent, Northbrook or an affiliate of Northbrook, to purchase Class B COLAs pursuant to the Class B Redemption Offer. The term of such loan from Northbrook, or its affiliates, is expected to mature on December 31, 2008 and bear interest at a rate per annum equal to the prime rate (at the time of such loan (7.75% at March 31, 1999)) plus 2%. Additional interest may be payable on such senior debt upon its maturity based upon the fair market value, if any, of the Company's equity at that time. Pursuant to the Indenture, any cash amounts borrowed by the Company for the Class B Redemption Offer together with any promissory note issued to AF Investors in consideration for the repurchase of its Class B COLAs will be "Senior Indebtedness" to the COLAs.

     As a result of the Class B COLA repurchases, the Company will retire approximately $81.1 million face value of COLA debt and correspondingly will recognize a financial statement gain of approximately $14.6 million of which approximately $8.8 million is attributable to the retirement of COLA debt held by persons unaffiliated with the Company. Such gain will be adjusted by the write-off of an applicable portion of deferred financing costs of approximately $3.5 million million and the write off of the accrued deferred contingent based interest of approximately $7.6 million. The tax payable on the gain (approximately $2.1 million) related to the Class B Redemption Offer will not be indemnified by the tax agreement with Northbrook (see Note 1).

     As of December 31, 1998, the Company agreed to exercise its option to redeem Class B COLAs that are "put" to AJF for repurchase, in partial consideration for (a) the agreement by the Company's affiliate, Fred Harvey Transportation Company ("Fred Harvey"), to defer until December 31, 2001 all interest accruing from January 1, 1998 through December 31, 2001 and relating to the approximately $100 million of Senior Indebtedness of the Company currently owing to Fred Harvey (as described in Note 4); and (b) Northbrook agreeing to cause approximately $55.1 million of the Company's indebtedness that was senior to the COLAs to be contributed to the capital of the Company. In connection with the foregoing deferral of interest and contribution of capital, the Company agreed to allow the senior debt held by Northbrook and its affiliates to be secured by assets of the Company.
As a result of the contribution, in the Company's December 31, 1998 balance sheet, the "Amounts due to affiliates - senior debt financing" were decreased, and the Company's "Member's equity (deficit)" was increased, by approximately $55.1 million. The deferral of interest, together with this contribution to capital, were made as part of the Company's effort to alleviate significant liquidity constraints and continue to meet the Value Maintenance Ratio requirement under the Indenture. At current interest rates, and assuming no further advances of Senior Indebtedness, approximately $45 million of such deferred interest relating to currently existing Senior Indebtedness will become due and payable on December 31, 2001. There can be no assurance that, at such time, the Company will either (i) have unrestricted cash available for meeting such obligation or
(ii) have the ability to refinance such $45 million obligation. Failure to meet such obligation, if called, would cause all Senior Indebtedness owing to Fred Harvey or its affiliates to be immediately due and payable. A default on Senior Indebtedness of such magnitude could constitute an event of default under the Indenture. To the extent that Northbrook or any of its affiliates make additional advances of Senior Indebtedness to the Company during 1999 (as described above), interest in excess of $45 million will be due and payable on December 31, 2001 and such excess could be substantial.

     In recent years, the Company has funded its significant cash requirements primarily through senior debt borrowings from Northbrook and a subsidiary and to a lesser extent from revenues generated by the development and sale of its properties. Significant short-term cash requirements relate to the funding of agricultural deficits, interest expenses, costs to process the SMA permit for North Beach, development costs on Oahu and Maui and overhead expenses. At March 31, 1999, the Company had unrestricted cash and cash equivalents of approximately $18,624 million, subject to its Class B COLA redemption election and obligation discussed above. The Company intends to use its cash reserves, land sales proceeds and proceeds from new financings or joint venture arrangements to meet its short-term liquidity requirements. However, there can be no assurance that new financings can be obtained or property sales completed. The Company's land holdings on Maui and Kauai are its primary sources of future land sale revenues. However, due to current market conditions, the difficulty in obtaining land use approvals and the high development costs of required infrastructure, the Company does not believe that it will be able to generate significant amounts of cash in the short-term from the development of these lands. As a result, the Company is marketing for sale certain unentitled agricultural and conservation parcels.

     The Company has placed for sale a relatively large portion of its land holdings on the market to generate cash to finance the Company's operations, to meet debt service requirements and to meet obligations in connection with the Company's Class B Redemption Offer discussed above.
The Company has approximately 2,300 acres of land on the Kauai and 270 acres on Maui currently listed for sale. These lands consist primarily of unentitled agricultural and conservation parcels. Approximately 650 acres are currently under contract for sale with sales prices approximating $9 million in the aggregate. However, these contracts have due diligence investigation periods which allow the prospective purchasers to terminate the agreements. There can be no assurance that the signed contracts for sale will in fact close under their current terms or any other terms or that the Company will be successful in selling these lands at acceptable prices.

     During the first three months of 1999, the Company generated approximately $.7 million of land sales. During all of 1998, the Company generated approximately $41.3 million of land sales, of which approximately $16 million came from the sale of the 6,700 acre Kealia parcel in June 1998. The Company has received $11.2 million in cash from the sale of the Kealia parcel ($5.6 million at closing and $5.6 million from subsequent installment payments); the remaining $4.8 million was received (pursuant to the terms of a first mortgage note and amendment) in March 1999. The sale of the 740-acre Olowalu parcel on Maui closed in September 1998 for a sales price of $9.6 million, paid in full at closing. The Company was able to lease back approximately 395 acres of the mauka ("towards the mountains") portion of Olowalu for its agricultural operations. While the Company is pursuing other bulk parcel sales, there can be no assurance that any such sales will be consummated. In November 1998, the Company received approximately $7.7 million in cash from the sale of certain mill-site property at Oahu Sugar. The Company used a portion of the proceeds to pay down $6 million on the Company's $10 million City Bank loan and received a one-year extension on the repayment of the $4 million remaining balance. Additionally, the Company generated approximately $4.1 million of lot sales related to Kaanapali Golf Estates and approximately $3.0 million primarily from the sale of unentitled agricultural and conservation land parcels on Kauai and Hawaii.

     The Company continues to implement certain cost savings measures and to defer certain development costs and capital expenditures for longer-term projects. The Company's Property segment expended approximately $7.0 million in project costs during 1998, and anticipates expending approximately $8.0 million in project costs during 1999. As of March 31, 1999, contractual commitments related to project costs totaled approximately $4.3 million.

     The Company has completed the purchase of its former joint venture partner's 50% interest in the 96 acre beachfront parcel commonly referred to as Kaanapali North Beach. The Company and Tobishima Pacific, Inc. ("TPI") were unable to agree on key operating decisions related to the development of the Kamapali Ocean Resort ("KOR") and the future development plan for the entire North Beach property. To break the deadlock on these issues, the Company exercised a buy/sell option using a $12 million stated purchase price, and TPI elected to sell its interest. The Company financed 80% of the purchase price for TPI's interest in North Beach and signed a note and first mortgage in favor of TPI for $9.6 million. The note is payable in five equal, annual principal installments beginning in September 1999 and with interest at 8.5% per annum payable quarterly beginning in December 1998. In January 1999, the Company paid TPI $2.2 million on its note to release Lot #1 for KOR and the new 10-acre public recreation area at North Beach.

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

     Decisions regarding the future of the Company's sugar operation will be made on a year-to-year basis taking into account the current year's operating results and forecasts for the upcoming year. There can be no assurance that the Company will continue with sugar production in the future.

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

     During the first three months of 1999, cash decreased by $5.9 million from December 31, 1998. Net cash was used in operating activities of $1.0 million, investing activities of $1.8 and financing activities of $3.0 million.

     During the first three months of 1999, net cash flow used in operating activities was $1.0 million, as compared to net cash used in operating activities of $11.3 million during the first three months of 1998. The $12.3 million increase in cash flow used in operating activities was due primarily to (i) a $6.7 million decrease in receivables related to the collection of $7.6 million in receivables related to prior year land sales partially offset by a $.8 million increase in receivables related to sugar operations compared to the $1.4 million decrease in receivables in 1998,
(ii) a $4.6 million increase in inventory primarily related to a $5.3 million increase in sugar growing crop inventory compared to a $7.4 million increase in 1998 primarily attributable to a $8.0 million increase in sugar growing crop inventory and (iii) a $1.0 million operating income compared to a $.6 million operating loss in 1998.

     During the first three months of 1999, net cash flow used in investing activities was $1.8 million as compared to $.9 million during the first three months of 1998. The $.9 million decrease in net cash used in investing activities was principally due to an increase of $.8 million in other assets during the first three months of 1999.

     During the first three months of 1999, net cash flow used in financing activities was $3.0 million compared to $14.5 million provided in the first three months of 1998. The $17.5 million decrease in cash provided from financing activities is due primarily to (i) net advances by affiliates totaling $14.9 million during the first three months of 1998 and (ii) a $2.6 million increase in principal loan repayment on long-term debt primarily related to the $2.2 million paid to TPI in 1999 discussed above.

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

     COLA RELATED OBLIGATIONS. AJF and the Company are parties to the Repurchase Agreement pursuant to which AJF is obligated to repurchase on June 1, 1999 the Class B COLAs tendered by the holders thereof. Northbrook agreed, pursuant to the Keep-Well Agreement, to contribute sufficient capital or make loans to AJF to enable AJF to meet the COLA repurchase obligations, if any, described above. In addition, the Company is obligated to cause AJF to comply with AJF's repurchase obligation. AJF currently does not have significant assets, and the Company is uncertain of the extent to which AJF would be able to perform its repurchase obligation. Notwithstanding AJF's repurchase obligations, the Company has the option to, and has, in fact, elected to, redeem the Class B COLAs that are "put" to AJF for repurchase.

     The COLAs were issued in units consisting of one Class A COLA and one Class B COLA. As of March 31, 1999, the Company had approximately 156,000 Class A COLAs and approximately 286,000 Class B COLAs outstanding, with a principal balance of approximately $78 million and $143 million, respectively. At March 31, 1999, the cumulative interest paid per Class A COLA and Class B COLA was approximately $215 and $215, respectively.

     As of December 31, 1998, pursuant to the Indenture, the Company elected to offer to redeem (the "Class B Redemption Offer") all Class B COLAs from the registered holders, thereby eliminating AJF's Class B COLA repurchase obligation with respect to such holders as of June 1, 1999. Pursuant to the Class B Redemption Offer mailed on March 15, 1999 to the COLA holders, and in accordance with the terms of the Indenture, the Company is therefore obligated to purchase any and all Class B COLAs submitted pursuant to the Class B Redemption Offer at a price of $410 per Class B COLA.

     The Class B Redemption Offer terminated on April 15, 1999 in accordance with its terms and with the Indenture. Approximately 162,277 Class B COLAs have been submitted for repurchase pursuant to the Class B Redemption Offer of which approximately 97,947 Class B COLAs have been submitted for repurchase by persons unaffiliated with the Company and which require an aggregate cash payment by the Company of approximately $40.2 million on June 1, 1999. AF Investors, L.L.C. ("AF Investors"), an affiliate of the Company, submitted approximately 64,330 of its 89,325 Class B COLAs for repurchase pursuant to the Class B Redemption Offer and AF Investors has agreed to take back senior debt of the Company in lieu of cash. Such senior debt is expected to mature on December 31, 2008 and bear interest at a rate per annum equal to the prime rate (at the time of such loan (7.75% at March 31, 1999)) plus 2%. Additional interest may be payable on such senior debt upon its maturity based upon the fair market value, if any, of the Company's equity at that time. AF Investors' Class B COLAs were contributed by Amfac Finance Limited Partnership ("Amfac Finance"), an Illinois Limited partnership and an affiliate of the Company, to AF Investors in December 1998. As of the date of this report, there are sufficient funds available to the Company to satisfy the actual cash repurchase obligations. Based upon the Company's cash and liquid investments as of March 31, 1999, it expects to borrow approximately $30 million (such amount is subject to change based on cash flows generated by the Company through June 1, 1999) from its parent, Northbrook or an affiliate of Northbrook, to purchase Class B COLAs pursuant to the Class B

Redemption Offer. The term of such loan from Northbrook, or its affiliates, is expected to mature on December 31, 2008 and bear interest at a rate per annum equal to the prime rate (at the time of such loan (7.75% % at March 31, 1999)) plus 2%. Additional interest may be payable on such senior debt upon its maturity based upon the fair market value, if any, of the Company's equity at that time. Pursuant to the Indenture, any cash amounts borrowed for the Class B Redemption Offer together with any promissory note issued to AF Investors in consideration for the repurchase of its Class B COLAs will be "Senior Indebtedness" to the COLAs.

     As a result of the Class B COLA repurchases, the Company will retire approximately $81.1 million face value of COLA debt and correspondingly will recognize a financial statement gain of approximately $14.6 million of which $8.8 million is attributable to the retirement of COLA debt held by persons unaffiliated with the Company. Such gain will be adjusted by the write-off of an applicable portion of deferred financing costs of approximately $3.5 million and the write off of the accrued deferred contingent base interest of approximately $7.6 million. The tax payable on the gain (approximately $2.1 million) related to the Class B Redemption Offer will not be indemnified under the tax agreement with Northbrook (see
Note 1).

     On January 30, 1998, Amfac Finance extended a tender offer to purchase (the "Class B Tender Offer") up to $65.4 million principal amount of separately certificated Class B COLAs ("Separate Class B COLAs") for cash at a unit price of $375 to be paid by Amfac Finance on each Separate Class B COLA tendered on or about March 24, 1998. The maximum cash to be paid under the Class B Tender Offer was approximately $49.0 million (130,842 Separate Class B COLAs at a unit price of $375 each). Approximately 62,857 Separate Class B COLAs were submitted to Amfac Finance for repurchase pursuant to the Class B Tender Offer, requiring an aggregate payment by Amfac Finance of approximately $23.6 million on March 31, 1998. In addition, on October 23, 1998, Amfac Finance extended a Tender Offer to purchase (the "Class A/B Tender Offer") up to approximately $22.5 million principal amount of jointly certificated Class A and B COLAs (together "COLA Units") for cash at a unit price of $460 to be paid by Amfac Finance on each COLA Unit on or about December 23, 1998. The maximum cash to be paid under the Class A/B Tender Offer was approximately $12.2 million (26,600 COLA Units at a unit price of $460 for each COLA Unit). Approximately 26,473 COLA Units were submitted to Amfac Finance for repurchase pursuant to the Class A/B Tender Offer, requiring an aggregate payment by Amfac Finance of approximately $12.2 million on December 23, 1998. Neither the Class B nor the Class A/B Tender Offer reduced the outstanding indebtedness of the Company. In December 1998, Amfac Finance contributed its COLAs to AF Investors. The COLAs held by AF Investors remain outstanding pursuant to the terms of the Indenture. Except as provided in the last sentence of this paragraph, AF Investors is entitled to the same rights and benefits of any other holder of COLAs, including having the right to have AJF repurchase on June 1, 1999, the separate Class B COLAs that it owns. As discussed above, AF Investors submitted approximately 64,330 of its 89,325 Class B COLAs for repurchase pursuant to the Class B Redemption Offer. AF Investors has agreed to take back senior debt of the Company in lieu of cash. Because AF Investors is an affiliate of the Company, AF Investors will not be able to participate in determining whether the holders of the required principal amount of debt under the Indenture have concurred in any direction, waiver or consent under the terms of the Indenture.

     As a result of the Class B and Class A/B Tender Offers, the Company recognized approximately $7.9 million and $14.3 million, respectively, of taxable gain in accordance with income tax regulations for certain transactions with affiliates. Such gain is treated as cancellation of indebtedness income for income tax purposes only and, accordingly, the income taxes related to the Class B Tender Offer (approximately $3.1 million) and Class A/B Tender Offer (approximately $5.7 million) were, or will be, indemnified by Northbrook through the tax agreement between Northbrook and the Company (See Note 1).

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

     The Company has received independent appraisals indicating that the appraised value of substantially all of its gross assets as of December 31, 1998, was at least approximately $453 million. Based upon the appraisals and, where a lower value was indicated, a contract to sell, the Company was able to meet the Value Maintenance Ratio as of December 31, 1998. It should be noted that, under the Indenture, the concept of Fair Market Value generally is defined as the value that an independent arm's-length purchaser, seeking to utilize such asset for its highest and best use, would pay, taking into consideration the risks and benefits associated with such use or development, current restrictions on development (including zoning limitations, permitted densities, environmental restrictions, and restrictive covenants) and the likelihood of changes to such restrictions; provided, however, that with respect to any Fair Market Value determination of all of the assets of the Company, such assets shall not be valued as if sold in bulk to a single purchaser. There can be no assurance that the Company will be able to sell its real estate assets for their aggregate appraised value. Because of the size and diversity of the real estate holdings of the Company and the uncertainty of the Hawaii real estate market, it is likely that it would take a considerable period of time for the Company to sell its assets. In recent years, the Company has sold some of its real estate for less than their appraised value to meet cash needs.

     The Company uses the effective interest method and as such interest on the COLAs is accrued at the Mandatory Base Interest rate (4% per annum). The Company has not generated a sufficient level of Net Cash Flow to incur or pay Contingent Base Interest (interest in excess of 4%) on the COLAs (see Note 3) from 1990 through 1998. Contingent Base Interest through 2008 is due and payable only to the extent of Net Cash Flow. Net Cash Flow for any period is generally an amount equal to 90% of the Company's net cash revenues, proceeds and receipts after payment of cash expenditures, excluding federal and state income taxes and after the establishment by the Company of reserves. At December 31, 2008, certain levels of Contingent Base Interest may also be due and payable to the extent of Maturity Market Value. Maturity Market Value generally means 90% of the excess of the Fair Market Value of the Company's assets at maturity over its liabilities (including Qualified Allowance (described in the next paragraph), but only to the extent earned and payable from Net Cash Flow generated through maturity) at maturity. Approximately $116.3 million of the $124.0 million cumulative deficiency of deferred Contingent Base Interest related to the period from August 31, 1989 (Final Issuance Date) through March 31, 1999 has not been accrued in the accompanying consolidated financial statements as the Company believes that it is not probable at this time that a sufficient level of Net Cash Flow will be generated in the future or that there will be sufficient Maturity Market Value as of December 31, 2008 (the COLA maturity date) to pay any such unaccrued deferred Contingent Base Interest. The following table is a summary of Mandatory Base Interest and deferred Contingent Base Interest (i.e. not currently due and payable) for the three months ended March 31, 1999 and the year ended December 31, 1998 (dollars are in millions):

                                          Three Months    The Year
                                             Ended         Ended
                                           March 31,     December 31,
                                             1999          1998
                                           -----------   ------------

Mandatory Base Interest paid. . . . . . . . $    4.9           8.8
Contingent Base Interest due and paid . . .     --              --
Cumulative deferred Contingent Base
  Interest. . . . . . . . . . . . . . . . . $  124.0         120.7

Net Cash Flow was $0 for 1998 and is expected to be $0 for 1999.

     With respect to any calendar year, JMB Realty Corporation ("JMB"), an affiliate of the Company, or its affiliates may receive a Qualified Allowance in an amount equal to 1.5% per annum of the Fair Market Value of the gross assets of the Company (other than cash and cash equivalents and certain other types of assets as provided for in the Indenture) for providing certain advisory services to the Company. The aforementioned advisory services, which are provided pursuant to a 30-year Services Agreement entered into between the Company and JMB in November 1988, include making recommendations in the following areas: (i) the construction and development of real property; (ii) land use and zoning changes; (iii) the timing and pricing of properties to be sold; (iv) the timing, type and amount of financing to be incurred; (v) the agricultural business; and (vi) the uses (agricultural, residential, recreational or commercial) for the land. However, the Qualified Allowance shall be earned and paid for each year prior to maturity of the COLAs only if the Company generates sufficient Net Cash Flow to pay Base Interest for such year in an amount equal to 8%. Any portion of the Qualified Allowance not paid for any year shall cumulate without interest and JMB or its affiliates shall be paid such deferred amount in succeeding years, only after the payment of all Contingent Base Interest for such succeeding year and then, only to the extent that Net Cash Flow exceeds levels specified in the Indenture.

     A Qualified Allowance for 1989 of approximately $6.2 million was paid on February 28, 1990. Approximately $74.1 million of Qualified Allowance related to the period from January 1, 1990 through December 31, 1998 has not been earned and paid, and is payable only to the extent that future Net Cash Flow is sufficient. Accordingly, because the Company does not believe it is probable at this time that a sufficient level of Net Cash Flow will be generated in the future to pay the Qualified Allowance, the Company has not accrued for any Qualified Allowance payments in the accompanying consolidated financial statements. JMB has informed the Company that no incremental costs or expenses have been incurred relating to the provision of these advisory services. The Company believes that using an incremental cost methodology is reasonable. The following table is a summary of the Qualified Allowance for the year ended December 31, 1998 (dollars are in millions):

                                                              1998
                                                             ------

Qualified Allowance calculated. . . . . . . . . . . . . . .  $  9.8
Qualified Allowance paid. . . . . . . . . . . . . . . . . .    --
Cumulative deficiency of Qualified Allowance at end of year  $ 74.1

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

RESULTS OF OPERATIONS

GENERAL:

     The Company and its subsidiaries report their taxes as a part of the consolidated tax return for Northbrook. The Company and its subsidiaries have entered into a tax indemnification agreement with Northbrook, which indemnifies the Company and its subsidiaries for responsibility for all past, present and future federal and state income tax liabilities (other than income taxes which are directly attributable to cancellation of indebtedness income caused by the repurchase or redemption of securities as provided for in or contemplated by the Repurchase Agreement).

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

     The Company has completed an internal review of its accounting, human resources and payroll applications which are supported by approximately six different major software vendors. Except for the golf course and water company division, the Company has received software upgrades for the financial applications and has completed testing and implementation of the new software upgrades. The Company has installed the software upgrade for the payroll application, which is expected to be year 2000 compliant. However, the Company uses a third party service bureau to process its payroll and it is not currently possible to conduct testing to verify that the software provided will be year 2000 compliant. The Company has not incurred and does not expect to incur any costs with respect to the testing and implementation of the software upgrades. The accounting systems at the golf courses and the water company are not yet year 2000 compliant. The Company currently expects new accounting system software to be tested and implemented by the end of September 1999 at a cost of approximately $60,000 to $80,000. However, in the event the Company's system reveals that, contrary to software vendors' claims, the system upgrades or new software are not year 2000 compliant, the Company believes it has the ability to make the necessary changes through the use of third party consultants as well as the utilization of internal resources. The Company does not have an estimate of the length of time which could potentially be required to make these changes, nor an estimate of the costs involved to make such changes.

     The Company's agriculture operations are testing and reviewing their operational systems at certain of their plantations. At those locations where a review has not been completed, reviews are expected to be completed by the end of the first quarter of 1999. The agriculture operations have also begun identifying and contacting key third party vendors with whom these operations have a material relationship to determine their year 2000 readiness and expect to have completed contacting its key vendors by the end of June 1999. If these vendors are not year 2000 compliant or are unsuccessful in their efforts to become year 2000 compliant, a disruption in service and supplies may result in the inability of the Company to process and deliver its agricultural products to market. The subsequent loss in revenues may have a material adverse effect on the financial position of the Company.

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

     SENIOR DEBT. Interest expense decreased for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 due to a lower senior debt financing from affiliates balance attributable to Northbrook's contribution of senior debt to capital discussed above.

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

     During the first three months of 1999 and 1998, agriculture revenues were $.9 million.

     During the first three months of 1999 and 1998, the Company did not sell any of its sugar cane and accordingly such revenues related primarily to proceeds from molasses sales and land rents.

     During the first three months of 1999, cost of sales were $.9 million as compared to $1.6 million in the first three months of 1998. The $.7 million decrease was due primarily to an increase in cost of sales primarily from the timing of certain costs attributable to the Company's coffee operations in 1998.

     The operating loss of $1.1 million in the first three months of 1999 as compared to $1.9 million in the first three months of 1998 was due primarily to the increase in cost of sales related to coffee operations during the first three months of 1998 (as discussed above).

     The Company harvested approximately 1,175 and 0 acres for the three months ended March 31, 1999 and 1998, respectively.

GOLF SEGMENT:

     The Company's golf segment is responsible for the management and operation of the two golf courses at Kaanapali Golf Courses in Kaanapali, Maui and the Waikele Golf Club on Oahu.

     Golf revenues were $4.4 million during the first three months of 1999 and 1998. During the first three months of 1999, approximately 53,000 rounds of golf were played as compared to 52,600 during the first three months of 1998.

     Golf cost of sales were $2.0 million and $2.2 million during the first three months of 1999 and 1998, respectively. Golf operating expenses of $.5 million during the first three months of 1999 and 1998, consisted primarily of depreciation expense.

     The increase in the operating income of $1.9 million during the first three months of 1999 as compared to $1.7 million during the first three months of 1998 was due primarily to the decrease in cost of sales (as discussed above).

     PROPERTY SEGMENT:

     The Company's Property segment is responsible for land planning and development activities; obtaining land use, zoning and other governmental approvals; selling or financing developed and undeveloped land parcels.

     Revenues decreased to $2.7 million during the first three months of 1999 from $3.9 million during the first three months of 1998. Property revenues include revenues from land sales of approximately $3.9 million and $2.7 million for the first three months of 1999 and 1998.

     During the first three months of 1998, property cost of sales were $.7 million as compared to $2.1 million in the first three months of 1998. The $1.4 million decrease in costs was due primarily to an decrease in sales volume associated with land parcels sold (as discussed above).

     Property sales and cost of sales decreased for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 due to lower land sales volume. Operating income improved slightly primarily due to slightly higher margins realized on property sold during 1999 offset in part by higher general and administrative expenses.

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

     In November 1998, the Company sold a portion of this mill site property, which served as collateral for a $10 million loan from City Bank for an approximate sales price of $7.7 million in cash (plus 2% of the gross sales price of subsequent parcel sales of all or any portion of the property by the purchaser) and paid $6 million of the sales proceeds as a principal reduction on the loan. The purchaser assumed responsibility for completion of the infrastructure requirements for this portion of the mill-site development project. The Company received a one-year extension on repayment of the $4 million remaining balance of the loan which is secured by another parcel at the mill-site. The extended loan bears interest at the bank's base rate (7.75% at March 31, 1999) plus 1.25% and matures on December 1, 1999.

     The Company is marketing the remaining land in bulk at the mill-site development. The Company does not anticipate expending funds for infrastructure at this development.

     The Company also owns the Waikele Golf Course located at the Company's completed Waikele project. Waikele is located directly north of the Oahu Sugar mill site development in Central Oahu. The Waikele Golf Course has experienced a significant drop in play from eastbound (primarily Japanese) tour groups which has depressed rounds played, average rate and, as a result, net operating income. The Company has developed and implemented a marketing plan to return the golf course to its previous levels of profitability. It is difficult, however, to predict how effective these efforts will be. The Waikele Golf Course generated approximately $1.3 million and $1.4 million, respectively, in revenues during the first three months of 1999 and 1998, respectively.

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

     The Company's Kahoma and Launiupoko properties (in total, approximately 7,000 acres) are considered to be better suited in the near term for agricultural uses and possibly for lower density, more rural developments. The Company has decided to sell certain portions of these land holdings as unentitled parcels, and may consider selling additional portions of these lands based upon market conditions and the cash needs of the Company. The Company had 230 acres of land on Maui listed for sale as of March 31, 1999. These lands are currently under contract for sale. (See also discussion of land sales in "Management Discussion and Analysis of Financial Condition and Results of Operations - General".)

     The Company owns and operates the Royal Kaanapali Golf Courses ("RKGC"), which are two 18-hole golf courses located at the Kaanapali Beach Resort on West Maui. The courses occupy approximately 320 acres of land. The two Kaanapali golf courses generated approximately $3.1 million and $3.0 million, respectively, in revenues during the first three months of 1999 and 1998, respectively. (Reference is made to Note 4 concerning the default notice issued as of January 1, 1999 by the lender concerning the indebtedness secured by the golf courses.)

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

     Parcels 16 and 21 totalling 34 acres were listed for sale as of March 31, 1999. Currently under contract for sale in bulk is 17 acre Parcel 21.

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

     In February 1997, the Company formed a limited partnership with an affiliate of a time share company. The new limited partnership KOR, is owned 85% by subsidiaries of the Company and 15% by Kaanapali Partners Limited Partnership, an affiliate of the owners of The Ridge Tahoe resort in Nevada. Construction plans for KOR are expected to be finalized and construction begun by summer 1999. The Company is working with various lenders to obtain construction and other financing for KOR. Assuming development proceeds, sales of time share intervals are scheduled to begin during the early part of the year 2000.

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

     MAUI INFRASTRUCTURE COSTS. In connection with certain of the Company's land use approvals on Maui, the Company has agreed to provide employee and affordable housing and to participate in the funding of the design and construction of the planned Lahaina/Kaanapali bypass highway. The Company has entered into an agreement with the State of Hawaii Department of Transportation covering the Company's participation in the design and construction of the bypass highway. In conjunction with state urbanization of the Company's Kaanapali Golf Estates project, the Company committed to spend up to $3.5 million, (of which approximately $.8 million has been spent as of March 31, 1999) toward the design of the highway. Due to lengthy delays by the State in the planned start date for the bypass highway, the Company recently funded approximately $1.0 million for the engineering and design of the widening (from 2 to 4 lanes) of the existing highway through the Kaanapali Beach Resort. The Company believes this $1.0 million will be credited against the $3.5 million commitment discussed above. The Company's remaining commitment of another $6.7 million for the construction of the bypass highway is subject to the Company obtaining future entitlements on Maui and the actual construction of the bypass highway. The development and construction of the bypass highway is expected to be a long-term project that will not be completed until the year 2004 or later.

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

     The Company had approximately 2,300 acres of land on Kauai listed for sale as of March 31, 1999. Approximately 400 acres are currently under contract for sale. The Company may consider selling additional portions of these lands based upon market conditions and the cash needs of the Company.

(See also discussion of land sales in the "Liquidity and Capital Resources" section above.)


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

4.17 $104,759,324 promissory Note between Northbrook Corporation and Amfac Land Company, Ltd. dated January 1, 1998. (13)

4.18 Revolving Credit Note between Fred Harvey Transportation Company, Inc. and Amfac Land Company, Ltd., dated January 1, 1998. (13)

4.19 Note Split Agreement between Northbrook Corporation and Amfac/JMB Hawaii, Inc., effective January 1, 1998. (15)

4.20 $99,594,751.09 Promissory Note between Northbrook Corporation and Amfac/JMB Hawaii, Inc., dated January 1, 1998. (15)

4.21 $15,000,000.00 Promissory Note between Northbrook Corporation and Amfac/JMB Hawaii, Inc., dated January 1, 1998. (15)

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

10.24      Amended buy-sell notice dated August 27, 1998 from APIC. (14)

10.25 Assignment and assumption agreement dated September 30, 1998, executed by TPI and APIC. (14)

10.26 Purchase money promissory note secured by mortgage dated September 30, 1998, executed by APIC. (14)

10.27 Assignment and Contribution Agreement effective December 31, 1998 between Northbrook Corporation and Amfac/JMB Hawaii, L.L.C. (15)

10.28 Note Modification Agreement dated December 31, 1998 between Amfac/JMB Hawaii, L.L.C. and Fred Harvey Transportation Company. (15)

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

(15) Previously filed as exhibit to the Company's Form 10-K report under the Securities Act of 1934 (File No. 33-24180) filed March 8, 1999 and hereby incorporated by reference.

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMFAC/JMB HAWAII, L.L.C.


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: May 14, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: May 14, 1999

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMFAC/JMB FINANCE, INC.


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: May 14, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: May 14, 1999

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMFAC LAND COMPANY, LIMITED


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: May 14, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: May 14, 1999

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMFAC PROPERTY DEVELOPMENT CORP.


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: May 14, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: May 14, 1999

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMFAC PROPERTY INVESTMENT CORP.


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: May 14, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: May 14, 1999

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      H. HACKFIELD & CO., LTD.


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: May 14, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: May 14, 1999

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      KAANAPALI ESTATES COFFEE, INC.


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: May 14, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: May 14, 1999

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      KAANAPALI WATER CORPORATION


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: May 14, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: May 14, 1999

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      KEKAHA SUGAR COMPANY, LIMITED


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: May 14, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: May 14, 1999

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      THE LIHUE PLANTATION COMPANY, LIMITED


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: May 14, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: May 14, 1999

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      OAHU SUGAR COMPANY, LIMITED


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: May 14, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: May 14, 1999

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      PIONEER MILL COMPANY, LIMITED


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: May 14, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: May 14, 1999

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      PUNA SUGAR COMPANY, LIMITED


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: May 14, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: May 14, 1999

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      WAIAHOLE IRRIGATION COMPANY, LIMITED


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: May 14, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: May 14, 1999

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      WAIKELE GOLF CLUB, INC.


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: May 14, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: May 14, 1999