Form 10-Q
period 1999-09-30
AMFAC JMB HAWAII INC
filed 1999-11-15
CIK 839437

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Act of 1934


For the quarter ended
September 30, 1999                      Commission File Number 33-24180



                       AMFAC/JMB HAWAII, L.L.C.
         ----------------------------------------------------
        (Exact name of registrant as specified in its charter)


        Hawaii                                 36-3109397
(State of organization)             (IRS Employer Identification No.)


For the quarter ended
September 30, 1999                   Commission File Number 33-24180-01




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

As of November 12, 1999, all of Amfac/JMB Hawaii L.L.C.'s membership interest is solely owned by Northbrook Corporation, an Illinois corporation, and not traded on a public market.

As of November 12, 1999, Amfac/JMB Finance, Inc. had 1,000 shares of Common Stock outstanding. All such Common Stock is owned by its respective parent and not traded on a public market.

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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     4

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . .    29


PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    47

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    48

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                                          AMFAC/JMB HAWAII, L.L.C.

                                         Consolidated Balance Sheets

                                  September 30, 1999 and December 31, 1998
                                           (Dollars in Thousands)
                                                 (Unaudited)

                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                              1999            1998
                                                                           ------------    -----------
A S S E T S
-----------

Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . . .         $ 13,630         26,526
  Receivables-net . . . . . . . . . . . . . . . . . . . . . . . . . . .            6,187         13,248
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           17,408         29,770
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .            1,826          2,048
                                                                                --------       --------
        Total current assets. . . . . . . . . . . . . . . . . . . . . .           39,051         71,592
                                                                                --------       --------

Investments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               40             40
                                                                                --------       --------
Property, plant and equipment:
  Land and land improvements. . . . . . . . . . . . . . . . . . . . . .          279,477        291,617
  Machinery and equipment . . . . . . . . . . . . . . . . . . . . . . .           65,584         65,641
  Construction in progress. . . . . . . . . . . . . . . . . . . . . . .              670            737
                                                                                --------       --------
                                                                                 345,731        357,995
  Less accumulated depreciation and amortization. . . . . . . . . . . .           45,999         44,865
                                                                                --------       --------
                                                                                 299,732        313,130
                                                                                --------       --------
Deferred expenses, net. . . . . . . . . . . . . . . . . . . . . . . . .            6,565         10,862
Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           35,682         35,456
                                                                                --------       --------
                                                                                $381,070        431,080
                                                                                ========       ========




                                          AMFAC/JMB HAWAII, L.L.C.

                                   Consolidated Balance Sheets - Continued

                                  September 30, 1999 and December 31, 1998
                                           (Dollars in Thousands)
                                                 (Unaudited)
                                                                           SEPTEMBER 30,   DECEMBER 31,
                                                                              1999            1998
                                                                           ------------    -----------
L I A B I L I T I E S
---------------------
Current liabilities:
  Current portion of long-term debt . . . . . . . . . . . . . . . . . .         $  7,185          7,166
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . .            6,604          6,773
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . .           12,393          8,111
  Current portion of deferred income taxes. . . . . . . . . . . . . . .              975             81
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . .           11,748         12,310
                                                                                --------       --------
        Total current liabilities . . . . . . . . . . . . . . . . . . .           38,905         34,441
                                                                                --------       --------
Amounts due to affiliates - senior debt financing . . . . . . . . . . .          167,854        110,325
Accumulated postretirement benefit obligation . . . . . . . . . . . . .           48,458         51,314
Long-term debt. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           94,102        100,240
Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . .           19,264         30,908
Deferred income taxes . . . . . . . . . . . . . . . . . . . . . . . . .           61,351         60,971
Certificate of Land Appreciation Notes. . . . . . . . . . . . . . . . .          139,399        220,692
                                                                                --------       --------
        Total liabilities . . . . . . . . . . . . . . . . . . . . . . .          569,333        608,891
                                                                                --------       --------
Commitments and contingencies (notes 2, 3, 4, 6, 7 and 8)

M E M B E R ' S   E Q U I T Y   (D E F I C I T )
------------------------------------------------
Member's equity (deficit) . . . . . . . . . . . . . . . . . . . . . . .         (188,263)      (177,811)
                                                                                --------       --------
        Total Member's equity (deficit) . . . . . . . . . . . . . . . .         (188,263)      (177,811)
                                                                                --------       --------
                                                                                $381,070        431,080
                                                                                ========       ========








            The accompanying notes are an integral part of the consolidated financial statements.

                                          AMFAC/JMB HAWAII, L.L.C.

                                    Consolidated Statements of Operations

                           Three and Nine Months Ended September 30, 1999 and 1998
                                           (Dollars in Thousands)
                                                 (Unaudited)


                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1999          1998          1999          1998
                                                   -----------    ----------   -----------    ----------

Revenue:
  Agriculture . . . . . . . . . . . . . . . . . .     $  9,520        19,572        29,243        22,999
  Property. . . . . . . . . . . . . . . . . . . .        4,823        12,514        11,685        37,500
  Golf. . . . . . . . . . . . . . . . . . . . . .        3,643         3,261        11,438        11,172
                                                      --------      --------      --------      --------
                                                        17,986        35,347        52,366        71,671
                                                      --------      --------      --------      --------

Cost of sales:
  Agriculture . . . . . . . . . . . . . . . . . .       14,490        20,506        31,766        23,847
  Property. . . . . . . . . . . . . . . . . . . .          990        12,691         8,103        36,989
  Golf. . . . . . . . . . . . . . . . . . . . . .        2,233         2,266         6,537         7,061
                                                      --------      --------      --------      --------
                                                        17,713        35,463        46,406        67,897

Operating expenses:
  Selling, general and administrative . . . . . .        1,845         2,518         5,738         7,791
  Depreciation and amortization . . . . . . . . .        1,399         1,632         4,498         4,898
                                                      --------      --------      --------      --------

Total costs and expenses. . . . . . . . . . . . .       20,957        39,613        56,642        80,586

Operating loss  . . . . . . . . . . . . . . . . .       (2,971)       (4,266)       (4,276)       (8,915)
                                                      --------      --------      --------      --------





                                          AMFAC/JMB HAWAII, L.L.C.

                              Consolidated Statements of Operations - Continued

                           Three and Nine Months Ended September 30, 1999 and 1998
                                           (Dollars in Thousands)
                                                 (Unaudited)



                                                      THREE MONTHS ENDED           NINE MONTHS ENDED
                                                         SEPTEMBER 30                SEPTEMBER 30
                                                  --------------------------  --------------------------
                                                       1999          1998          1999          1998
                                                   -----------    ----------   -----------    ----------
Non-operating income (expenses):
  Amortization of deferred costs. . . . . . . . .         (217)         (323)         (812)         (951)
  Interest expense. . . . . . . . . . . . . . . .       (7,773)       (8,576)      (21,322)      (24,790)
  Interest income . . . . . . . . . . . . . . . .          160           147           767           333
                                                      --------      --------      --------      --------
                                                        (7,830)       (8,752)      (21,367)      (25,408)
                                                      --------      --------      --------      --------
    Loss before taxes and extraordinary item. . .      (10,801)      (13,018)      (25,643)      (34,323)
                                                      --------      --------      --------      --------
  Income tax benefit. . . . . . . . . . . . . . .        4,110         5,053        10,053        14,101
                                                      --------      --------      --------      --------
    Loss before extraordinary item. . . . . . . .       (6,691)       (7,965)      (15,590)      (20,222)
                                                      --------      --------      --------      --------
  Extraordinary gain from extinguishment of
   debt (less applicable income taxes of
   $7,207). . . . . . . . . . . . . . . . . . . .           28         --           11,271         --
                                                      --------      --------      --------      --------
    Net loss. . . . . . . . . . . . . . . . . . .     $ (6,663)       (7,965)       (4,319)      (20,222)
                                                      ========      ========      ========      ========














            The accompanying notes are an integral part of the consolidated financial statements.

                                          AMFAC/JMB HAWAII, L.L.C.

                                    Consolidated Statements of Cash Flows

                                Nine Months Ended September 30, 1999 and 1998
                                           (Dollars in Thousands)
                                                 (Unaudited)

                                                                                   1999            1998
                                                                                ---------       ---------
Cash flows from operating activities:
  Net loss. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $ (4,319)        (20,222)
  Items not requiring (providing) cash:
    Depreciation and amortization . . . . . . . . . . . . . . . . . . . . .         4,498           4,898
    Amortization of deferred costs. . . . . . . . . . . . . . . . . . . . .           812             951
    Equity in earnings of investments . . . . . . . . . . . . . . . . . . .         --                 75
    Income tax benefit. . . . . . . . . . . . . . . . . . . . . . . . . . .        (4,859)        (14,101)
    Extraordinary gain from extinguishment of debt. . . . . . . . . . . . .       (18,478)          --
    Deferred interest . . . . . . . . . . . . . . . . . . . . . . . . . . .           449             650
    Interest on advances from affiliates. . . . . . . . . . . . . . . . . .        11,849          11,275

Changes in:
  Receivables - net . . . . . . . . . . . . . . . . . . . . . . . . . . . .         7,061         (16,776)
  Inventories . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        12,634          30,469
  Prepaid expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .           222             332
  Accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (169)            688
  Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . .         4,282            (382)
  Amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . . . .        (2,575)          1,148
  Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . .        (3,282)         (2,821)
                                                                                 --------        --------
        Net cash provided by (used in) operating activities . . . . . . . .         8,125          (3,816)
                                                                                 --------        --------
Cash flows from investing activities:
  Property additions. . . . . . . . . . . . . . . . . . . . . . . . . . . .        (1,889)        (15,101)
  Property sales, disposals and retirements - net . . . . . . . . . . . . .        10,517              92
  Other assets. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (226)           (371)
  Other long-term liabilities . . . . . . . . . . . . . . . . . . . . . . .        (4,043)         (2,187)
                                                                                 --------        --------
        Net cash provided by (used in) investing activities . . . . . . . .         4,359         (17,567)
                                                                                 --------        --------





                                          AMFAC/JMB HAWAII, L.L.C.

                              Consolidated Statements of Cash Flows - Continued

                                Nine Months Ended September 30, 1999 and 1998
                                           (Dollars in Thousands)
                                                 (Unaudited)


                                                                                   1999            1998
                                                                                ---------       ---------
Cash flows from financing activities:
  Payment to redeem and purchase Certificate of Land
    Appreciation Notes (COLAs). . . . . . . . . . . . . . . . . . . . . . .       (40,286)          --
  Deferred expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . .           (54)          --
  Net (repayments) proceeds of long-term debt . . . . . . . . . . . . . . .        (6,119)          8,514
  Net amounts due to affiliates . . . . . . . . . . . . . . . . . . . . . .        21,318          24,827
  Other costs related to extinguishment of debt . . . . . . . . . . . . . .          (239)          --
                                                                                 --------        --------
        Net cash provided by (used in) financing activities . . . . . . . .       (25,380)         33,341
                                                                                 --------        --------
        Net increase (decrease) in cash and cash equivalents. . . . . . . .       (12,896)         11,958
        Cash and cash equivalents, beginning of year. . . . . . . . . . . .        26,526           9,115
                                                                                 --------        --------
        Cash and cash equivalents, end of period. . . . . . . . . . . . . .      $ 13,630          21,073
                                                                                 ========        ========

Supplemental disclosure of cash flow information:
  Cash paid for interest (net of amount capitalized). . . . . . . . . . . .      $  9,005          15,512
                                                                                 ========        ========
  Schedule of non-cash investing and financing activities:
    Transfer of property actively held for sale to real estate
      inventories and accrued costs relating to real estate sales . . . . .      $    272          21,251
                                                                                 ========        ========

Disposition of debt:
  Gain on extinguishment of debt. . . . . . . . . . . . . . . . . . . . . .      $ 18,478           --
  Face value of debt extinguished . . . . . . . . . . . . . . . . . . . . .       (81,294)          --
  Other costs related to extinguishment of debt . . . . . . . . . . . . . .           239           --
  Issuance of Senior Debt to affiliate. . . . . . . . . . . . . . . . . . .        26,375           --
  Write-off of Contingent Base Interest . . . . . . . . . . . . . . . . . .        (7,624)          --
  Write-off of deferred COLA costs. . . . . . . . . . . . . . . . . . . . .         3,540           --
                                                                                 --------        --------
        Cash paid to redeem and purchase COLAs. . . . . . . . . . . . . . .      $(40,286)          --
                                                                                 ========        ========



            The accompanying notes are an integral part of the consolidated financial statements.

                       AMFAC/JMB HAWAII, L.L.C.

              Notes to Consolidated Financial Statements

                      September 30, 1999 and 1998

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

     The Company's policy is to consider all amounts held with original maturities of three months or less in U.S. Government obligations, certificates of deposit and money market funds (approximately $11,243 and $24,188 at September 30, 1999 and December 31, 1998, respectively) as cash equivalents, which approximates market. These amounts include $3,000 and $1,923 at September 30, 1999 and December 31, 1998, respectively, which were restricted primarily to fund debt service on long-term debt related to the acquisition of power generation equipment (see Note 4).

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

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)


     Interest is capitalized to qualifying assets (principally real estate under development) during the period that such assets are undergoing activities necessary to prepare them for their intended use. Such capitalized interest is charged to cost of sales as revenue from the real estate development is recognized. Interest costs of $732 and $538 have been capitalized for the nine months ended September 30, 1999 and 1998, respectively.

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

(2)  AMOUNTS DUE TO AFFILIATES - SENIOR DEBT FINANCING

     The approximately $15,097 of remaining acquisition-related financing owed to affiliates had a maturity date of June 1, 1998 and bore interest at a rate per annum based upon the prime interest rate (7.75% at September 30, 1999), plus one percent. In addition to the $52,000 borrowed from Northbrook in 1995 to redeem Class A COLAs pursuant to the Class A Redemption Offer (see Note 3), the Company had also borrowed approximately $18,746 and $9,814 during 1996 and 1995, respectively, to fund COLA Mandatory Base Interest payments, Royal Kaanapali Golf Course debt interest payments and other operational needs. These loans from Northbrook were payable interest only until maturity, had a maturity date of June 1, 1998 and carried an interest rate per annum equal to the prime interest rate plus two percent. Pursuant to the Indenture relating to the COLAs, the amounts borrowed from Northbrook are "Senior Indebtedness" to the COLAs.

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)


     In February 1997, the above-noted affiliate loans, along with certain other amounts due Northbrook, were converted into a new $104,759 ten year note payable. In 1998, the $104,759 note was cancelled and bifurcated into two nine-year notes: (i) a $99,595 note payable to Fred Harvey Transportation Company, an affiliate of Northbrook, and (ii) a $15,000 note (with an initial balance of $7,920) payable to Northbrook. The bifurcated notes are payable interest only until maturity, have a maturity date of February 17, 2007 and accrue interest at the prime rate plus 2%. The Company borrowed an additional $16,628 during 1997 and $24,828 during 1998 to fund COLA Mandatory Base Interest payments and other operational needs from a subsidiary of Northbrook under a separate note which was payable interest only until maturity, had a maturity date of February 17, 2007 and accrued interest at the prime rate plus 2%.

     As of December 31, 1998, the Company agreed to exercise its option to redeem Class B COLAs that are "put" to AJF for repurchase in partial consideration for (a) the agreements by the Company's affiliates, Fred Harvey Transportation Company ("Fred Harvey") and AF Investors, to defer until December 31, 2001 all interest accruing from January 1, 1998 through December 31, 2001 and relating to the approximately $100,000 of Senior Indebtedness of the Company currently owing to Fred Harvey and the approximately $48,000 of Senior Indebtedness of the Company currently owing to AF Investors (see below); and (b) Northbrook agreeing to cause approximately $55,100 of the Company's indebtedness that was senior to the COLAs to be contributed to the capital of the Company. In connection with the foregoing deferral of interest and contribution of capital, the Company agreed to allow the senior debt held by Northbrook and its affiliates to be secured by assets of the Company. As a result of the contribution, in the Company's December 31, 1998 balance sheet, the "Amounts due to affiliates - senior debt financing" were decreased, and the Company's "Member's equity (deficit)" was increased, by approximately $55,100. The deferral of interest, together with this contribution to capital, were made as part of the Company's effort to alleviate significant liquidity constraints and continue to meet the Value Maintenance Ratio requirement under the Indenture. At current interest rates, and assuming no further advances of Senior Indebtedness, approximately $62,000 of such deferred interest relating to all Senior Indebtedness existing at September 30, 1999 will become due and payable on December 31, 2001. At such time, there can be no assurance that the Company will either (i) have unrestricted cash available for meeting such obligation or (ii) have the ability to refinance such $62,000 obligation. Failure to meet such obligation, if called, would cause all Senior Indebtedness owing to Fred Harvey or other Northbrook affiliates to be immediately due and payable. A default on Senior Indebtedness of such magnitude could constitute an event of default under the Indenture. To the extent that Northbrook or any of its affiliates make additional advances of Senior Indebtedness to the Company during 1999, Northbrook or its affiliates intend to defer any interest accruing on such additional indebtedness until December 31, 2001. Therefore, interest in excess of $62,000 may be due and payable on December 31, 2001 and any such excess may be substantial.

     On June 1, 1999, the Company borrowed approximately $21,318 from AF Investors, LLC ("AF Investors"), an affiliate of the Company, to redeem a portion of the Class B COLAs pursuant to the Class B COLA Redemption Offer (see Note 3). Pursuant to the terms of the Indenture, such amount borrowed from AF Investors is Senior Indebtedness that matures on December 31, 2008 and bears interest at a rate per annum of prime (8.25% at September 30, 1999) plus 1% (note deferral of interest discussions above). Additional interest may be payable on such Senior Indebtedness upon its maturity based upon fair market value, if any, of the Company's equity at that time. Additionally, AF Investors submitted Class B COLAs pursuant to the Class B

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)

Redemption Offer and agreed to take back senior debt in the amount of $26,375 from the Company in lieu of cash. Such Senior Indebtedness matures on December 31, 2008 and bears interest at a rate per annum equal to prime plus 1% (note deferral of interest discussion above). Additional interest may be payable on such senior debt upon its maturity based upon its fair market value, if any, of the Company at that time.

     In October of 1999, AF Investors paid approximately $808 to assume the lender's position in the loan to the Lihue Plantation Company, Limited ("Lihue") which was originally used to fund the acquisition of the Lihue's power generation equipment (see note 4). The loan had an outstanding balance of $808 on the date of the loan transfer and bears interest at the rate equal to prime rate (8.25% at September 30, 1999) plus three and one half percent. The loan is secured by the Lihue power generation equipment, sugar inventories and receivables, certain other assets and real property of the Company, has limited recourse to the Company and certain other subsidiaries and is "Senior Indebtedness" as defined in the Indenture relating to the COLAs.

     The total amount due Northbrook and its subsidiaries for Senior Debt financing as of September 30, 1999 was $167,854, which includes deferred interest to affiliates on senior debt of approximately $20,567 (all of which has been deferred until December 31, 2001, as described above). Under the terms of the Indenture, the amounts borrowed from Northbrook or its affiliates are "Senior Indebtedness" to the COLAs.

(3)  CERTIFICATE OF LAND APPRECIATION NOTES

     The COLAs are unsecured debt obligations of the Company. Interest on the COLAs is payable semi-annually on February 28 and August 31 of each year. The COLAs mature on December 31, 2008, and bear interest after the Final Issuance Date (August 31, 1989) at a rate of 10% per annum ("Base Interest") of the outstanding principal balance of the COLAs on a cumulative, non-compounded basis, of which 6% per annum is contingent ("Contingent Base Interest") and due and payable only to the extent of Net Cash Flow (Net Cash Flow for any period is generally an amount equal to 90% of the Company's net cash revenues, proceeds and receipts after payment of cash expenditures, including the Qualified Allowance (as defined in Note 6) other than federal and state income taxes and after the establishment by the Company of reserves) or Maturity Market Value (as defined below). The Company has not generated a sufficient level of Net Cash Flow to incur or pay Contingent Base Interest on the COLAs from 1990 through 1998. Approximately $81,401 of cumulative deferred Contingent Base Interest (i.e. not due and payable in the absence of events which have not occurred) related to the period from August 31, 1989 (Final Issuance Date) through September 30, 1999 has not been accrued in the accompanying consolidated financial statements as the Company believes that it is not probable at this time that a sufficient level of Net Cash Flow will be generated in the future or that there will be sufficient Maturity Market Value as of December 31, 2008 (the COLA maturity date) to pay such unaccrued and deferred Contingent Base Interest. The following table is a summary of Mandatory Base Interest and Contingent Base Interest for the nine months ended September 30, 1999 and the year ended December 31, 1998:

                                          Nine Months     The Year
                                            Ended          Ended
                                         September 30,   December 31,
                                             1999          1998
                                         -------------   ------------
Mandatory Base Interest paid. . . . . . .   $  7,202         8,828
Contingent Base Interest due and paid . .                    --
Cumulative deferred Contingent Base
  Interest. . . . . . . . . . . . . . . .   $ 81,401       120,652

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)


Net Cash Flow was $0 for 1998 and is expected to be $0 for 1999.

     Cumulative deferred Contingent Base Interest as discussed above is calculated based upon the face amount of Class A and Class B COLAs outstanding. The face amount of COLAs outstanding decreased to approximately $139,399 at September 30, 1999 from approximately $220,692 at December 31, 1998 resulting from the retirement of approximately $81,293 face of COLAs pursuant to the Class B COLA Redemption Offer discussed below, and accordingly, the Cumulative deferred Contingent Base Interest decreased from $120,652 at December 31, 1998 to $81,401 at September 30, 1999.

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

     On March 14, 1989, AJF, a wholly-owned subsidiary of Northbrook, and the Company entered into an agreement (the "Repurchase Agreement") concerning AJF's obligations to repurchase, on June 1, 1995 and 1999, the COLAs upon request of the holders thereof. The COLAs were issued in two units consisting of one Class A and one Class B COLA. As specified in the Repurchase Agreement, the holders of Class A COLAs were entitled to request AJF to repurchase their Class A COLAs on June 1, 1995 at a price equal to the original principal amount of such COLAs ($.5) minus all payments of principal and interest allocated to such COLAs. The cumulative interest paid per Class A COLA through June 1, 1995 was $.135. Also pursuant to the Repurchase Agreement, the holders of Class B COLAs were entitled to request AJF to repurchase their Class B COLAs on June 1, 1999 at a price equal to 125% of the original principal amount of such COLAs ($.5) minus all payments of principal and interest allocated to such Class B COLAs. As of September 30, 1999, the cumulative interest paid per Class A and Class B COLA was approximately $.225 and $.225, respectively.

     On March 14, 1989, Northbrook entered into a Keep-Well Agreement with AJF, whereby it agreed to contribute sufficient capital or make loans to AJF to enable AJF to meet its COLA repurchase obligations described above. As of December 31, 1998, pursuant to the Indenture, the Company elected to exercise its right to redeem (the "Class B COLA Redemption Offer") all Class B COLAs tendered by the registered holders pursuant to the Repurchase Agreement, thereby eliminating AJF's Class B COLA repurchase obligations with respect to such holders as of June 1, 1999. Pursuant to the Class B Redemption Offer mailed on March 15, 1999 to COLA holders, and in accordance with the terms of the Indenture, the Company was therefore obligated to purchase any and all Class B COLAs submitted pursuant to the Class B Redemption Offer at a price of $.410 per Class B COLA.

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)


     The Class B COLA Redemption Offer terminated on April 15, 1999 in accordance with its terms and with the Indenture. Approximately 162,587 Class B COLAs were submitted for repurchase pursuant to the Class B COLA Redemption Offer including approximately 98,257 Class B COLAs which were submitted for repurchase by persons unaffiliated with the Company and required an aggregate cash payment by the Company of approximately $40,286 on June 1, 1999. On June 1, 1999, the Company borrowed approximately $21,318 from AF Investors to redeem a portion of the Class B COLAs pursuant to the Class B COLA Redemption Offer. Under the terms of the Indenture, such amount borrowed from AF Investors is Senior Indebtedness that matures on December 31, 2008 and bears interest at a rate per annum of prime (8.25% at September 30, 1999) plus 1% (see deferral of interest discussion above).

Additional interest may be payable on such Senior Debt upon its maturity based upon fair market value, if any, of the Company's equity at that time.

AF Investors, an affiliate of the Company, submitted approximately 64,330 of its 89,325 Class B COLAs for repurchase pursuant to the Class B Redemption Offer and AF Investors agreed to take back Senior Debt of the Company in lieu of cash. Such Senior Debt matures on December 31, 2008 and bears interest at a rate per annum equal to the prime rate (8.25% at September 30, 1999) plus 1% (see deferral of interest discussion above). Additional interest may be payable on such Senior Debt upon its maturity based upon the fair market value, if any, of the Company's equity at that time. AF Investors' Class B COLAs were contributed by Amfac Finance Limited Partnership ("Amfac Finance"), an Illinois Limited partnership and an affiliate of the Company, to AF Investors in December 1998.

     As a result of the Class B COLA repurchases on June 1, 1999, the Company retired approximately $81,293 face value of Class B COLA debt and correspondingly recognized a financial statement gain of approximately $14,633 of which $8,843 is attributable to the retirement of COLA debt held by persons unaffiliated with the Company. Such financial statement gain was reduced by applicable income taxes of approximately $7,207, the write-off of an applicable portion of deferred financing costs and other expenses of approximately $3,757 and increased by the reversal of the previously accrued deferred contingent base interest of approximately $7,624 resulting in a financial statement extraordinary gain of approximately $11,271. The tax payable on the gain (approximately $2,013) related to the Class B COLAs which were submitted for repurchase by persons unaffiliated with the Company pursuant to the Class B COLA Redemption Offer is not indemnified pursuant to the tax agreement with Northbrook (see Note 1).

     On March 15, 1995, under the terms of the Indenture, the Company elected to offer to redeem (the "Class A COLA Redemption Offer") all Class A COLAs submitted by from the registered Class A COLA holders, thereby eliminating AJF's obligation to satisfy the Class A COLA repurchase options requested by such holders as of June 1, 1995. Pursuant to the Class A COLA Redemption Offer, and in accordance with the terms of the Indenture, the Company was therefore obligated to purchase any and all Class A COLAs submitted pursuant to the Class A COLA Redemption Offer at a price of $.365 per Class A COLA. In conjunction with the Company's Class A COLA Redemption Offer, the Company made a tender offer (the "Tender Offer") to purchase up to approximately $68,000 principal value of the Class B COLAs at a price of $.220 per Class B COLA from COLA holders electing to have their Class A COLAs repurchased. Approximately 229,000 Class A COLAs were submitted for repurchase pursuant to the Class A COLA Redemption Offer and approximately 99,000 Class B COLAs were submitted for repurchase pursuant to the Tender Offer, requiring an aggregate payment by the Company of approximately $105,450 on June 1, 1995. The Company used its available cash to purchase Class B COLAs pursuant to the Tender Offer and borrowed $52,000 from Northbrook to purchase Class A COLAs pursuant to the Redemption Offer. As

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)


of September 30, 1999, the Company had approximately 155,271 Class A COLAs and approximately 123,526 Class B COLAs outstanding, with a principal balance of approximately $77,635,500 and $61,763,000, respectively.

     As a result of the Class A COLA repurchases on June 1, 1995, the Company retired approximately $164,045 in face value of COLA debt and recognized a financial statement extraordinary gain of approximately $32,544 (net of income taxes of $20,807, the write-off of deferred financing costs of $10,015, the write-off of accrued Contingent Base Interest of $5,667 and expenses of $894). Such gain was treated as cancellation of indebtedness income for tax purposes and, accordingly, the income taxes related to the Class A COLA Redemption Offer (approximately $9,106) were not indemnified by the tax agreement with Northbrook (see
Note 1).

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

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)

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

     In April 1996, the Company reached an agreement with the ERS to amend the loan, extending the maturity date for five years. In exchange for the loan extension, the ERS received the right to participate in the "Net Disposition Proceeds" (as defined) related to the sale or the refinancing of the golf courses or at the maturity of the loan. The ERS share of the Net Disposition Proceeds increases from 30% through June 30, 1997, to 40% for the period from July 1, 1997 to June 30, 1999 and to 50% thereafter. The loan amendment effectively adjusted the interest rate as of January 1, 1995 to 9.5% until June 30, 1996. After June 30, 1996, the loan bears interest at a rate per annum equal to 8.73%. The loan amendment requires the Company to pay interest at the rate of 7% for the period from January 1, 1995 to June 30, 1996, 7.5% from July 1, 1996 to June 30, 1997,
7.75% from July 1, 1997 to June 30, 1998 and 8.5% thereafter ("Minimum Interest"). The Minimum Interest for the nine months ended September 30, 1999 and 1998 was $4,251 and $3,951, respectively. The accrued Minimum Interest was $5,665 and $1,414 as of September 30, 1999 and 1998, respectively. Through July 1, 1998, the Company paid $2,536, which represents the Minimum Interest due for the nine months ended September 30, 1998. The Company had paid the Minimum Interest to the ERS on October 29, 1999 for the payments due on January 1, April 1, and July 1, 1999, as discussed below. The scheduled minimum payments are normally paid quarterly on the principal balance of the $66,000 loan. The difference between the accrued interest expense and the Minimum Interest payment due accrues interest and is payable on an annual basis from excess cash flow, if any, generated from the Kaanapali Golf Courses. The annual interest payments in 1998 were in excess of the cash flow generated by the Kaanapali Golf Courses. The total accrued interest payable from excess cash flow was approximately $5,432 as of September 30, 1999. Although the outstanding loan balance remains nonrecourse, certain payments and obligations, such as the Minimum Interest payments and the ERS's share of appreciation, if any, are recourse to the Company. However, the Company's obligations to make future Minimum Interest payments and to pay the ERS a share of appreciation would be terminated if the Company tendered an executed deed to the golf course property to the ERS in accordance with the terms of the loan amendment. Due to depressed golf course revenues and intransigence by the ERS related to certain easements needed by the Company's development operations, the Company chose not to pay to the ERS the quarterly Minimum Interest payments beginning January 1, 1999, totaling approximately $5,720 through October 29, 1999. As expected, the Company received a default notice from the ERS. On October 29, 1999, after receipt of consent to certain easements, the Company paid the ERS the minimum interest payments due beginning with the January 1, 1999 through October 1, 1999 payments aggregating approximately $5,744 (including other miscellaneous costs).
The loan is no longer in default and the terms of the loan remain the same.

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)


     In January 1993, Lihue obtained a ten-year $13,250 loan used to fund the acquisition of Lihue's power generation equipment. The $13,250 loan, constituting "Senior Indebtedness" under the COLAs' Indenture, consists of two ten-year amortizing term loans of $10,000 and $3,250, respectively, payable in forty consecutive installments commencing July 1, 1993 in the principal amount of $250 and $81, respectively (plus interest). The remaining balance of the $3,250 loan was fully repaid in January 1997. The $10,000 loan had an outstanding balance of $1,479 as of September 30, 1999 and bore interest at a rate equal to prime rate (8.25% at September 30, 1999) plus three and one half percent. In October of 1999, AF Investors paid $808 to the original lender and assumed the lender's position in the loan. The loan had an outstanding balance of $808 on the date of the loan payoff to the original lender. Lihue had purchased an interest rate agreement which protects against fluctuations in interest rates and effectively caps the prime rate at eight percent for the first seven years of the loan agreement. The loan was secured by the Lihue power generation equipment, sugar inventories and receivables, certain other assets and real property of the Company, had limited recourse to the Company and certain other subsidiaries and was "Senior Indebtedness" as defined in the Indenture relating to the COLAs.

     In October 1993, Waikele Golf Club, Inc. ("WGCI"), a wholly-owned subsidiary of the Company that owns and operates the Waikele Golf Course, obtained a five-year $20,000 loan facility from two lenders. The loan consisted of two $10,000 amortizing loans. Each loan bore interest only for the first two years and interest and principal payments based upon an assumed 20-year amortization period for the remaining three years. The loans bore interest at prime plus 1/2% and LIBOR (6.0% at September 30, 1999) plus 3%, respectively. In February 1997, WGCI entered into an amended and restated loan agreement with the Bank of Hawaii, whereby the outstanding principal amount of the loan has been increased to $25,000, the maturity date has been extended to February 2007, the interest rate has been changed to LIBOR plus 2% until the fifth anniversary and LIBOR plus 2.25% thereafter and principal is to be repaid based on a 30-year amortization schedule. The loan is secured by WGCI's assets (the golf course and related improvements and equipment), is guaranteed by the Company, and is "Senior Indebtedness" (as defined in the Indenture). As of September 30, 1999, the outstanding balance was $24,348, with scheduled remaining annual principal maturities of $1,770 in 1999 through 2006 and the balance of $22,578 in 2007.

     In December 1996, Amfac Property Development Corp. ("APDC"), a wholly-owned subsidiary of the Company, obtained a $10,000 loan facility from City Bank. The loan is secured by a mortgage on property under development at the mill-site of Oahu Sugar (the sugar plantation was closed in 1995), and is "Senior Indebtedness" (as defined in the Indenture). The loan bears interest at the bank's base rate (8.25% at September 30, 1999) plus .5% and originally was scheduled to mature on December 1, 1998. In November 1998, APDC sold certain mill-site property which served as collateral for the $10,000 City Bank loan for an approximate sales price of $7,690 in cash plus 2% of the gross sales price of subsequent parcel sales of all or any portion of the property by the purchaser. The bank required $6,000 of the sales proceeds as a principal reduction on the loan in order to release the collateral. APDC received a one-year extension on the $4,000 remaining balance of the loan which is secured by another parcel at the mill-site. The extended loan bears interest at the bank's base rate plus 1.25% and matures on December 1, 1999. APDC has reached an agreement in principal with the bank for an additional one year extension on $3 million of the $4 million loan. APDC intends to make a $1 million loan payment on December 1, 1999. The new extended loan will bear interest at the bank's base rate plus 1.25% and will mature on December 1, 2000.

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)


     In September 1998, Amfac Property Investment Corporation ("APIC"), a wholly-owned subsidiary of the Company, purchased Tobishima Pacific, Inc.'s ("TPI") 50% ownership interest in the 96-acre beachfront parcel (commonly referred to as Kaanapali North Beach) for $12,000. APIC paid $2,400 in cash and signed a note for $9,600. The note is secured by a mortgage on the property in favor of TPI and is "Senior Indebtedness" (as defined in the Indenture). The note is payable in five annual installments in the principal amount of $1,920 beginning in September 1999. The note bears interest of 8.5% and is payable quarterly. In January 1999, the Company paid TPI approximately $2,200 on its note to release Lot #1 for the Kaanapali Ocean Resort and the new 10-acre public recreation area at North Beach and an additional $1,920 in September 1999 as required under the terms of the note.

(5)  SEGMENT INFORMATION

     Agriculture, Property and Golf comprise separate industry segments of the Company. Operating Income (Loss)-Other consists primarily of unallocated overhead expenses and Total Assets-Other consists primarily of cash and deferred expenses. Total assets at the balance sheet dates and capital expenditures, operating income (loss) and depreciation and amortization during the nine months ended September 30, 1999 and December 31, 1998 are set forth below by each industry segment:

                                      September 30,   December 31,
                                          1999            1998
                                      -------------   ------------
Total Assets:
  Agriculture . . . . . . . . . . . . . .  $185,558        197,288
  Property. . . . . . . . . . . . . . . .   101,191        121,957
  Golf. . . . . . . . . . . . . . . . . .    77,472         77,644
  Other . . . . . . . . . . . . . . . . .    16,849         34,191
                                           --------       --------

                                           $381,070        431,080
                                           ========       ========

                                               Nine Months Ended
                                                  September 30
                                          ------------------------
                                             1999           1998
                                           --------       --------
Capital Expenditures:
  Agriculture . . . . . . . . . . . . . .  $  1,320          1,519
  Property. . . . . . . . . . . . . . . .       374         13,277
  Golf. . . . . . . . . . . . . . . . . .       195            305
                                           --------       --------
                                           $  1,889         15,101
                                           ========       ========

Operating income (loss):
  Agriculture . . . . . . . . . . . . . .  $ (5,723)        (4,603)
  Property. . . . . . . . . . . . . . . .      (531)        (5,029)
  Golf. . . . . . . . . . . . . . . . . .     3,351          2,727
  Other . . . . . . . . . . . . . . . . .    (1,373)        (2,010)
                                           --------       --------
                                           $ (4,276)        (8,915)
                                           ========       ========

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)


                                               Nine Months Ended
                                                  September 30
                                          ------------------------
                                             1999           1998
                                           --------       --------
Depreciation and amortization:
  Agriculture . . . . . . . . . . . . . .  $  2,765          3,320
  Property. . . . . . . . . . . . . . . .       510            656
  Golf. . . . . . . . . . . . . . . . . .     1,084            918
  Other . . . . . . . . . . . . . . . . .       139              4
                                           --------       --------
                                           $  4,498          4,898
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

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)


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

     The Company, its subsidiaries and their joint ventures reimburse Northbrook, JMB and their affiliates for direct expenses incurred on their behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's or its subsidiaries' and the joint ventures' operations. The total of such costs for the nine months ended September 30, 1999 and 1998 was approximately $587 and $495, respectively, of which $273 was unpaid as of September 30, 1999. In addition, as of September 30, 1999, the current portion of amounts due to affiliates includes $9,106 and $2,013 of income tax payable related to the Class A COLA Redemption Offer and Class B COLA Redemption Offer, respectively (see Note 3). Also, the Company pays a non-accountable reimbursement of approximately $30 per month to JMB or its affiliates in respect of general overhead expense, all of which was paid as of September 30, 1999.

     JMB Insurance Agency, Inc., an affiliate of JMB, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those available to the Company in similar dealings with unaffiliated third parties. The total of such commissions for the nine months ended September 30, 1999 and 1998 was approximately $558 and $605, respectively, all of which was paid as of September 30, 1999.

     Northbrook and its affiliates allocated certain charges for services to the Company based upon the estimated level of services for the nine months ended September 30, 1999 and 1998 of approximately $450 and $658, respectively, of which $353 was unpaid as of September 30, 1999. The affiliated charges for the nine months ended September 30, 1999 and 1998 were offset by $71 and $6, respectively, of charges for certain expenditures paid by the Company for Northbrook. These services and costs are intended to reflect the Company's separate costs of doing business and are principally related to the inclusion of the Company's employees in the Northbrook pension plan, payment of severance and termination benefits and reimbursement for insurance claims paid on behalf of the Company. All amounts described above, deferred or currently payable, do not bear interest and are expected to be paid in future periods.

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)


     In 1998, the $104,759 affiliate note (see Note 4) was cancelled and bifurcated into two nine-year notes: (i) a $99,595 note payable to Fred Harvey Transportation Company, an affiliate of Northbrook, and (ii) a $15,000 note (with an initial balance of $7,920) payable to Northbrook. The bifurcated notes were payable interest only until maturity, have a maturity date of February 17, 2007 and accrue interest at the prime rate plus 2%. Pursuant to the Indenture, the amounts borrowed from Northbrook and its affiliates are "Senior Indebtedness" to the COLAs. The Company borrowed an additional $24,828 during 1998 to fund COLA Mandatory Base Interest payments and other operational needs from a subsidiary of Northbrook under a separate note which is payable interest only until maturity, had a maturity date of February 17, 2007 and accrued interest at the prime rate plus 2%. In connection with such affiliated loans, the Company incurred interest expense of approximately $8,346 and $11,275 for the nine months ended September 30, 1999 and 1998, respectively.

     As of December 31, 1998, the Company agreed to exercise its option to redeem Class B COLAs that are "put" to AJF for repurchase (as described in Note 3 above), in partial consideration for (a) Fred Harvey's and AF Investors' agreement to defer until December 31, 2001 all interest accruing from January 1, 1998 through December 31, 2001 and relating to the approximately $100,000 of Senior Indebtedness of the Company currently owing to Fred Harvey and the approximately $48,000 of Senior Indebtedness of the Company currently owing to AF Investors (as described in Note 4 above); and (b) Northbrook agreeing to cause approximately $55,100 of the Company's indebtedness that was senior to the COLAs to be contributed to the capital of the Company. As a result of the contribution, in the Company's December 31, 1998 balance sheet, the "Amounts due to affiliates - senior debt financing" were decreased, and the Company's "Member's equity (deficit)" was increased, by approximately $55,100. The deferral of interest, together with this contribution to capital, were made as part of the Company's effort to alleviate significant liquidity constraints and continue to meet the Value Maintenance Ratio requirement under the Indenture. At current interest rates, and assuming no further advances of Senior Indebtedness, approximately $62,000 of such deferred interest relating to all Senior Indebtedness existing at September 30, 1999 will become due and payable on December 31, 2001. At such time, there can be no assurance that the Company will either (i) have unrestricted cash available for meeting such obligation or (ii) have the ability to refinance such $62,000 obligation. Failure to meet such obligation, if called, would cause all Senior Indebtedness owing to Fred Harvey or its affiliates to be immediately due and payable. A default on Senior Indebtedness of such magnitude could constitute an event of default under the Indenture. To the extent that Northbrook or any of its affiliates make additional advances of Senior Indebtedness to the Company during 1999, Northbrook or its affiliates intend to defer any interest accruing on such additional indebtedness until December 31, 2001. Therefore, interest in excess of $62,000 may be due and payable on December 31, 2001 and any such excess may be substantial.

     On June 1, 1999, the Company borrowed approximately $21,318 from AF Investors, to redeem a portion of the Class B COLAs pursuant to the Class B Redemption Offer. Pursuant to the terms of the Indenture, such amount borrowed from AF Investors is Senior Indebtedness that matures on December 31, 2008 and bears interest at a rate per annum of Prime (7.75% at

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)


September 30, 1999) plus 1% (note deferral of interest discussion above). Additional interest may be payable on such Senior Indebtedness upon its maturity based upon fair market value, if any, of the Company's equity at that time. Additionally, AF Investors submitted Class B COLAs pursuant to the Class B Redemption Offer and agreed to take back senior debt in the amount of $26,375 from the Company in lieu of cash. Such Senior Indebtedness matures on December 31, 2008 and bears interest at a rate per annum equal to prime plus 1% (note deferral of interest discussion above). Additional interest may be payable on such senior debt upon its maturity based upon its fair market value, if any, of the Company at that time. In connection with such affiliated loans, the Company incurred interest expense of $1,490 and $0 for the nine months ended September 30, 1999 and 1998, respectively.

     The total amount due Northbrook and its subsidiary for Senior Debt financing as of September 30, 1999 was $167,854, which includes deferred interest to affiliates on the senior debt of approximately $20,567 (all of which has been deferred until December 31, 2001, as described above). Under the terms of the Indenture, the amounts borrowed from Northbrook and its affiliates are "Senior Indebtedness" to the COLAs.

(7)  EMPLOYEE BENEFIT PLANS

     The Company participates in benefit plans covering substantially all of its employees, which provide benefits based primarily on length of service and compensation levels. These plans are administered by Northbrook in conjunction with other plans providing benefits to employees of Northbrook and its affiliates.

(8)  COMMITMENTS AND CONTINGENCIES

     On October 7, 1999 Oahu Sugar Company, Limited ("Oahu Sugar") was named in a lawsuit entitled, Akee, et al. v. Dow Chemical Company, et al., Civil No. 99-3757-10, and filed in Hawaii State Court (Circuit Court of the First Circuit of Hawaii). This multiple plaintiff toxic tort case names Oahu Sugar, but Oahu Sugar has not yet been served, and a number of additional defendants including several large chemical, petroleum and agricultural companies. Plaintiffs allege several causes of action related to personal injuries arising from exposure to allegedly multiple toxic fumigants. Plaintiffs allege that Oahu Sugar and other defendants used these fumigants in their agricultural operations and that the fumigants have contaminated the air, soil and water in the area surrounding their residences. Plaintiffs seek damages for various unspecified personal injuries/illnesses, emotional distress, lost wages and wrongful deaths as well as damages for unlawful/unfair or deceptive practices and punitive damages.

     On September 30, 1999, Oahu Sugar was one of several defendants named in a lawsuit entitled, City and County of Honolulu v. Leppert, et al.
Civil No. CV 99 00670 ACK-FIY, and filed in the federal court, District of Hawaii. Oahu Sugar has not yet been served. Plaintiffs filed this environmental action to assert several causes of action including
(1) clean-up and other response costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"); (2) owner/operator liability, contribution and indemnity under Hawaii statutory law: (3) strict liability for ultrahazardous activity; and (4) negligence.
Plaintiff alleges that defendant Oahu Sugar previously operated a sugar mill on property currently owned by plaintiff, and used pesticides, herbicides, fumigants, petroleum products and by-products and other hazardous chemicals which were allegedly released into the soil and/or groundwater at the subject property. Plaintiff seeks recovery of response

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)


costs it has incurred and to be incurred, a declaration of the rights and liabilities for past and any future claims, damages for lost property value, technical consulting and legal costs in investigating the property, increased construction costs, and attorneys' fees and costs.

     On September 30, 1999, Oahu Sugar was named in a lawsuit entitled, City and County of Honolulu v. Leppert, et al., Civil No. 99-3678-09, and filed in Hawaii State Court, Circuit Court for the First Circuit of Hawaii.

Oahu Sugar has not been served. This case is the same case as the CERCLA action above, except that it asserts causes of action under the Hawaii Environmental Response Law, the state law equivalent of CERCLA. The alleged specific causes of action include (1) owner/operator liability, contribution and indemnity under Hawaii Revised Statue Section 128D-18; (2) strict liability; (3) negligence, and, (4) declaratory relief on state claims.

     These lawsuits are in the beginning stages of litigation. The Company believes that Oahu Sugar has meritorious defenses to these lawsuits and, Oahu Sugar will defend itself vigorously. However, there can be no assurances that these cases (or any of them), when once adjudicated, will not have a material adverse effect on the financial condition of the Company.

     The Company is also involved in other various matters of litigation and claims. Management, after consultation with legal counsel, is of the opinion that the Company's liability (if any), when ultimately determined, will not have a material adverse effect on the Company's financial position.

     The Company's Property segment had contractual commitments (related to project costs) of approximately $1,371 as of September 30, 1999.
Additional development expenditures are dependent upon the Company's ability to obtain financing for such costs and on the timing and extent of property development and sales.

     As of September 30, 1999, certain portions of the Company's land not currently under development are mortgaged as security for approximately $1,522 of performance bonds related to property development.

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
                                                          =========


(10)  ADJUSTMENTS

     In the opinion of the Company, all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation have been made to the accompanying figures as of September 30, 1999 and for the nine months ended September 30, 1999 and 1998.

                        AMFAC/JMB FINANCE, INC.

                            Balance Sheets

               September 30, 1999 and December 31, 1998

         (Dollars in thousands, except per share information)

                              (Unaudited)


                              A s s e t s
                              -----------

                                      September 30,     December 31,
                                         1999              1998
                                      ------------      ------------

Cash. . . . . . . . . . . . . . . .       $      1                 1
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

(3)  REPURCHASE OBLIGATION

     On March 14, 1989, AJF and the Company entered into an agreement (the "Repurchase Agreement") concerning AJF's obligation (on June 1, 1995 and
1999) to repurchase, upon request of the holders thereof, the Certificate of Land Appreciation Notes due 2008 ("COLAs") issued by the Company. A total aggregate principal amount of $384,737 of COLAs were issued during the offering, which terminated on August 31, 1989. The COLAs were issued in two units consisting of one Class A and one Class B COLA. As specified in the Repurchase Agreement, the holders of Class A COLAs were entitled to request AJF to repurchase their Class A COLAs June 1, 1995 at a price equal to the original principal amount of such COLAs ($.500) minus all payments of principal and interest allocated to such COLAs. The cumulative interest paid per Class A COLA through June 1, 1995 was $.135. Also pursuant to the Repurchase Agreement the holders of the Class B COLAs were entitled to request AJF to repurchase their Class B COLAs on June 1, 1999 at a price equal to 125% of the original principal amount of such Class B COLAs ($.500) minus all payments of principal and interest allocated to such COLAs. To date, the cumulative interest paid per Class A and Class B COLA is approximately $.225 and $.225, respectively.

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

     Recent property and business sales have improved the Company's current cash position. However, the Company had anticipated obtaining the necessary project financing for its Kaanapali Ocean Resort ("KOR") in the fourth quarter of 1999 in conjunction with potential investors who could provide the cash needed to satisfy the project lender's requirements. A delay in receiving project financing for KOR in 1999 has accordingly delayed an anticipated investor cash infusion in early 2000. The inability to obtain this financing in light of the seasonality of the Company's sugar business, coupled with several large debt service payments due during the next six months, are expected to create a severe liquidity shortage beginning in the first quarter of 2000. As a result, the Company must continue to aggressively pursue its ongoing land sale program. It is only through the continued success of this effort that sufficient cash can be generated to meet the projected deficits.

     In the absence of additional land and business sales or financing from third parties (which has generally not been obtainable), the Company believes that additional borrowings from Northbrook or its affiliates will be necessary to meet its short-term and long-term liquidity needs. Northbrook and its affiliates have made such borrowings to the Company in the past and, through the end of 1999, intend to continue making such borrowings, as necessary, to the extent of available liquidity. However, there is no assurance that Northbrook or its affiliates will have sufficient funds either through the end of 1999 or in the long-term, or that Northbrook or its affiliates will continue to make such funds available to the Company, to meet the Company's short-term or long-term liquidity needs. To the extent that Northbrook or its affiliates make such borrowings to the Company during 1999, Northbrook and its affiliates intend to defer until December 31, 2001 any interest accruing on such borrowings. The Company will explore other alternatives to address the projected cash deficits for early next year. These alternatives could include drastic expense cuts at several of the Company's businesses and/or liquidating certain operations. Although management is hopeful that sufficient sales can be completed to generate the funds necessary to continue operations, the Company must be prepared to implement these alternative plans.

     As of December 31, 1998, pursuant to the indenture that governs the terms of the COLAs (the "Indenture"), the Company elected to offer to redeem (the "Class B COLA Redemption Offer") all Class B COLAs from the registered holders, thereby eliminating AJF's Class B COLA repurchase obligations with respect to such holders as of June 1, 1999. Pursuant to the Class B COLA Redemption Offer mailed on March 15, 1999 to the Class B

COLA holders, and in accordance with the terms of the Indenture, the Company was therefore obligated to purchase any and all Class B COLAs submitted pursuant to the Class B COLA Redemption Offer at a price of $410 per Class A COLA.

     The Class B COLA Redemption Offer terminated on April 15, 1999 in accordance with its terms and with the Indenture. Approximately 162,587 Class B COLAs were submitted for repurchase pursuant to the Class B Redemption Offer including approximately 98,257 Class B COLAs which were submitted for repurchase by persons unaffiliated with the Company, and required an aggregate cash payment by the Company of approximately $40.3 million on June 1, 1999. On June 1, 1999, the Company borrowed approximately $21.3 million from AF Investors, LLC ("AF Investors") to redeem a portion of the Class B COLAs pursuant to the Class B Redemption Offer. Under the terms of the Indenture, such amount borrowed from AF Investors is Senior Indebtedness that matures on December 31, 2008 and bears interest at a rate per annum of prime (8.25% at September 30, 1999) plus 1% (see deferral of interest discussion above). Additional interest may be payable on such Senior Debt upon its maturity based upon fair market value, if any, of the Company's equity at that time. AF Investors submitted approximately 64,330 of its 89,325 Class B COLAs for repurchase pursuant to the Class B Redemption Offer and AF Investors agreed to take back Senior Debt of the Company in lieu of cash. Such Senior Debt matures on December 31, 2008 and bears interest, at a rate per annum equal to the prime rate (8.25% at September 30, 1999) plus 1% (see deferral of interest discussion above). Additional interest may be payable on such Senior Debt upon its maturity based upon the fair market value, if any, of the Company's equity at that time. AF Investor's Class B COLAs were contributed by Amfac Finance Limited Partnership ("Amfac Finance"), an Illinois Limited partnership and an affiliate of the Company, to AF Investors in December 1998.

     As a result of the Class B COLA repurchases, the Company retired approximately $81.3 million face value of COLA debt and correspondingly recognized a financial statement gain of approximately $14.6 million of which approximately $8.8 million is attributable to the retirement of COLA debt held by persons unaffiliated with the Company. Such financial statement financial statement extraordinary gain was reduced by applicable income taxes of $7.2 million, the write-off of an applicable portion of deferred financing costs and other expenses of approximately $3.7 million and increased by the reversal of previously accrued deferred contingent based interest of approximately $7.6 million resulting in a financial statement extraordinary gain of approximately $11.3 million. The tax payable on the gain (approximately $2.0 million) related to the Class B COLAs which were submitted for repurchase by persons unaffiliated with the Company pursuant to the Class B COLA Redemption offer is not indemnified by the tax agreement with Northbrook (see Note 1).

     As of December 31, 1998, the Company agreed to exercise its option to redeem Class B COLAs that are "put" to AJF for repurchase, in partial consideration for (a) the agreements by the Company's affiliates, Fred Harvey Transportation Company ("Fred Harvey") and AF Investors, to defer until December 31, 2001 all interest accruing from January 1, 1998 through December 31, 2001 and relating to the approximately $100 million of Senior Indebtedness of the Company currently owing to Fred Harvey and the approximately $48,000 of Senior Indebtedness of the Company currently owing to AF Investors (as described in Note 4); and (b) Northbrook agreeing to cause approximately $55.1 million of the Company's indebtedness that was senior to the COLAs to be contributed to the capital of the Company. In connection with the foregoing deferral of interest and contribution of capital, the Company agreed to allow the Senior Debt held by Northbrook and its affiliates to be secured by assets of the Company. As a result of the contribution, in the Company's December 31, 1998 balance sheet, the "Amounts due to affiliates - senior debt financing" were decreased, and the Company's "Member's equity (deficit)" was increased, by approximately $55.1 million. The deferral of interest, together with this contribution to capital, were made as part of the Company's effort to alleviate significant liquidity constraints and continue to meet the Value Maintenance Ratio requirement under the Indenture. At current interest rates, and assuming no further advances of Senior Indebtedness, approximately $62 million of such deferred interest relating to all Senior Indebtedness existing at September 30, 1999 will become due and payable on December 31, 2001. There can be no assurance that, at such time, the Company will either (i) have unrestricted cash available for meeting such obligation or (ii) have the ability to refinance such $62 million obligation. Failure to meet such obligation, if called, would cause all Senior Indebtedness owing to Fred Harvey or other Northbrook affiliates to be immediately due and payable. A default on Senior Indebtedness of such magnitude could constitute an event of default under the Indenture. To the extent that Northbrook or any of its affiliates make additional advances of Senior Indebtedness to the Company during 1999 (as described above), interest in excess of $62 million will be due and payable on December 31, 2001 and such excess could be substantial.

     In recent years, the Company has funded its significant cash requirements primarily through senior debt borrowings from Northbrook and one of its subsidiaries and from revenues generated by the development and sale of its properties. Significant short-term cash requirements relate to the funding of agricultural deficits, interest expenses, costs to process the SMA permit for North Beach, development costs on Oahu and Maui and overhead expenses. At September 30, 1999, the Company had unrestricted cash and cash equivalents of approximately $10.6 million. The Company intends to use its cash reserves, land sales proceeds and proceeds from new financings or joint venture arrangements to meet its short-term liquidity requirements. However, there can be no assurance that new financings can be obtained or property sales completed. The Company's land holdings on Maui and Kauai are its primary sources of future land sale revenues. However, due to current market conditions, the difficulty in obtaining land use approvals and the high development costs of required infrastructure, the Company does not believe that it will be able to generate significant amounts of cash in the short-term from the development of these lands. As a result, the Company is marketing for sale certain unentitled agricultural and conservation parcels.

     The Company has placed for sale a relatively large portion of its land holdings to generate cash to finance the Company's operations and to meet debt service requirements. The Company has approximately 460 acres of land on Kauai and 20 acres on Maui currently listed for sale. These lands consist primarily of unentitled agricultural and conservation parcels. Approximately 1,400 acres of land on Kauai are currently under contract for sale. However, the contract has a due diligence investigation period which allows the prospective purchaser to terminate the agreement. There can be no assurance that the signed contract for sale will in fact close under their current terms and conditions or any other terms or that the Company will be successful in selling these lands at acceptable prices.

     During the first nine months of 1999, the Company generated approximately $5.7 million from the sale of approximately 800 acres on Maui and Kauai. In October 1999, the Company sold in bulk the 17 acre parcel 21 on Maui for $4.5 million. While the Company is pursuing other bulk parcel sales, there can be no assurance that any such sales will be consummated. During all of 1998, the Company generated approximately $41.3 million of land sales, of which approximately $16 million came from the sale of the 6,700 acre Kealia parcel in June 1998. The Company received $11.2 million in cash from the sale of the Kealia parcel ($5.6 million at closing and $5.6 million from subsequent installment payments); the remaining $4.8 million was received (pursuant to the terms of a first mortgage note and amendment) in March 1999. The sale of the 740-acre Olowalu parcel on Maui closed in September 1998 for a sales price of $9.6 million, paid in full at closing. The Company was able to lease back approximately 395 acres of the mauka ("towards the mountains") portion of Olowalu for its agricultural operations. The lease is currently in the process of being terminated. In November 1998, the Company received approximately $7.7 million in cash from the sale of certain mill-site property at Oahu Sugar. The Company used a portion of the proceeds to pay down $6 million on the Company's $10 million

City Bank loan in November 1998 and received a one-year extension on the repayment of the $4 million remaining balance. Additionally in 1998, the Company generated approximately $4.1 million of lot sales related to Kaanapali Golf Estates and approximately $3.0 million primarily from the sale of unentitled agricultural and conservation land parcels on Kauai and Hawaii.

     The Company continues to implement certain cost savings measures and to defer certain development costs and capital expenditures for longer-term projects. The Company's Property segment expended approximately $7.0 million in project costs during 1998, and anticipates expending approximately $4.2 million in project costs during 1999. As of September 30, 1999, contractual commitments related to project costs totaled approximately $1.4 million.

     The Company has completed the purchase of its former joint venture partner's 50% interest in the 96 acre beachfront parcel commonly referred to as Kaanapali North Beach. The Company and Tobishima Pacific, Inc. ("TPI") were unable to agree on key operating decisions related to the development of the Kamapali Ocean Resort ("KOR") and the future development plan for the entire North Beach property. To break the deadlock on these issues, the Company exercised a buy/sell option using a $12 million stated purchase price, and TPI elected to sell its interest. The Company financed 80% of the purchase price for TPI's interest in North Beach and signed a note and first mortgage in favor of TPI for $9.6 million. The note is payable in five equal, annual principal installments beginning in September 1999 and with interest at 8.5% per annum payable quarterly beginning in December 1998. In January 1999, the Company paid TPI $2.2 million on its note to release Lot #1 for KOR and the new 10-acre public recreation area at North Beach and an additional $1.9 million in September 1999 as required under the terms of the note.

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

     The Company has completed its final harvest of sugar cane at Pioneer Mill on Maui in September 1999 in conjunction with its plans to shut down its sugar operations at Pioneer Mill on Maui at the end of the 1999 harvest season. Pioneer Mill had consistently incurred losses in prior years and it was expected that those losses would continue in the future. The Company expects to use portions of the land at Pioneer Mill for alternative crops. The Company's estimated future costs to shut down sugar operations at Pioneer Mill are not expected to have a material adverse effect on the financial condition of the Company.

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

     During the first nine months of 1999, cash decreased by $12.9 million from December 31, 1998. Net cash provided by operating activities of $8.1 million and investing activities of $4.4, was offset by cash used in financing activities of $25.4 million.

     During the first nine months of 1999, net cash flow provided by operating activities was $8.1 million, as compared to net cash used in operating activities of $3.8 million during the first nine months of 1998. The $11.9 million increase in cash flow provided by operating activities was due primarily to (i) a $6.4 million improvement in the operating loss after adjustment for non-cash items due to the decrease in the operating loss of $4.3 million from $8.9 million for the nine months ended
September 30, 1999 and September 30, 1998, respectively (as discussed in Results of Operations below), (ii) a $6 million decrease in receivables in 1999 related to the collection of $7.6 million in receivables related primarily to prior year land sales partially offset by a $.9 million increase in receivables related to sugar operations compared to the $16.7 million increase in receivables in 1998 primarily the result of land sales and receivables related to sugar operations, (iii) a $12.6 million decrease in Inventories for the nine months ended September 30, 1999 as compared to a decrease of $30.5 million for the nine months ended September 30, 1998 due to the decrease in the volume of land sales in 1999 and a decrease in agricultural inventories primarily as a result of the timing of the start of sugar harvest season in 1999, (iv) an increase in accrued expenses of $4.3 million in 1999 compared to a $.4 million decrease in 1998 primarily due to an increase in accrued interest due to ERS (Note 4) and (v) offset in part by a decrease of $2.6 million in amounts due to affiliates in 1999 primarily as a result of repayments to an affiliate compared to a $1.1 million increase in 1998.

     During the first nine months of 1999, net cash flow provided by investing activities was $4.4 million as compared to $17.5 million used during the first nine months of 1998. The $21.9 million increase in net cash provided by investing activities was principally due to an increase in net property sales, disposals and retirements of $10.4 million offset in part by a decrease in other liabilities of $1.9 million primarily due to the stock sale of Kaanapali Water Corporation (discussed below) and a $13.2 million decrease in property additions primarily due to the 1998 acquisition of Tobishima Pacific, Inc.'s 50% ownership interest in North Beach (as discussed in Results of Operations).

     During the first nine months of 1999, net cash flow used in financing activities was $25.4 million compared to $33.3 million provided in the first nine months of 1998. The $58.7 million decrease in cash provided from financing activities is due primarily to $40.3 million cash used to redeem the Class B COLAs on June 1, 1999 (discussed below) offset in part by $21.3 million in cash advances from affiliates compared to $24.8 million in cash advances from affiliates during the first nine months of 1998 and a $6.1 million decrease in long-term debt as compared to a net increase of $8.5 million in 1998.

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

     After several months of discussions with prospective purchasers, the Company reached an agreement in June 1998 with the State of Hawaii pursuant to which the State would purchase substantially all of the assets of WIC for $8.5 million (which includes 450 acres of conservation land). The purchase was subject to various conditions, including state legislative approval (which was obtained in May 1998) and resolution of certain third party claims to water within WIC's system on the Island of Oahu. All of the contingencies were resolved and the sale was consummated in July 1999 (with a payment by WIC of approximately $2.5 million to a third party to resolve its water claim).

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

     The COLAs were issued in units consisting of one Class A COLA and one Class B COLA. As of September 30, 1999, the Company had approximately 155,271 Class A COLAs and approximately 123,526 Class B COLAs outstanding, with a principal balance of approximately $78 million and $62 million, respectively. At September 30, 1999, the cumulative interest paid per Class A COLA and Class B COLA was approximately $225 and $225, respectively.

     As of December 31, 1998, under the terms of the Indenture, the Company elected to offer to redeem (the "Class B COLA Redemption Offer") all Class B COLAs from the registered holders, thereby eliminating AJF's Class B COLA repurchase obligation with respect to such holders as of June 1, 1999. Pursuant to the Class B COLA Redemption Offer mailed on March 15, 1999 to the COLA holders, and in accordance with the terms of the Indenture, the Company was therefore obligated to purchase any and all Class B COLAs submitted pursuant to the Class B COLA Redemption Offer at a price of $410 per Class B COLA.

     The Class B COLA Redemption Offer terminated on April 15, 1999 in accordance with its terms and with the Indenture. Approximately 162,277 Class B COLAs were submitted for repurchase pursuant to the Class B Redemption Offer of which approximately 98,257 Class B COLAs were submitted for repurchase by persons unaffiliated with the Company and which required an aggregate cash payment by the Company of approximately $40.3 million on June 1, 1999. On June 1, 1999, the Company borrowed approximately $21.3 million from AF Investors, LLC ("AF Investors") to redeem a portion of the Class B COLAs pursuant to the Class B COLA Redemption Offer. Pursuant to the terms of the Indenture, such amount borrowed from AF Investors is Senior Indebtedness that matures on December 31, 2008 and bears interest at a rate per annum of prime (8.25% at September 30, 1999) plus 1% (see deferral of interest discussion - note 3). Additional interest may be payable on such Senior Indebtedness upon its maturity based upon fair market value, if any, of the Company's equity at that time. AF Investors submitted approximately 64,330 of its 89,325 Class B COLAs for repurchase pursuant to the Class B Redemption Offer and AF Investors agreed to take back senior debt of the Company in lieu of cash. Such Senior Indebtedness matures on December 31, 2008 and bears interest at a rate per annum equal to the prime rate (8.25% at September 30, 1999) plus 1%. Additional interest may be payable on such Senior Indebtedness upon its maturity based upon the fair market value, if any, of the Company's equity at that time. AF Investors' Class B COLAs were contributed by Amfac Finance Limited Partnership ("Amfac Finance"), an Illinois Limited partnership and an affiliate of the Company, to AF Investors in December 1998.

     As a result of the Class B COLA repurchases, the Company retired approximately $81.3 million face value of COLA debt and correspondingly recognized a financial statement gain of approximately $14.6 million of which $8.8 million is attributable to the retirement of COLA debt held by persons unaffiliated with the Company. Such financial statement gain was reduced by applicable income taxes of approximately $7.2 million, the write-off of an applicable portion of deferred financing costs and other expenses of approximately $3.7 million increased by the reversal of previously accrued deferred contingent base interest of approximately $7.6 million resulting in a financial statement extraordinary gain of approximately $11.2 million. The tax payable on the gain (approximately $2.0 million) related to the Class B COLAs which were submitted for repurchase by persons unaffiliated with the Company pursuant to the Class B COLA Redemption Offer is not indemnified under the tax agreement with Northbrook (see Note 1).

     On January 30, 1998, Amfac Finance extended a tender offer to purchase (the "Class B Tender Offer") up to $65.4 million principal amount of separately certificated Class B COLAs ("Separate Class B COLAs") for cash at a unit price of $375 to be paid by Amfac Finance on each Separate Class B COLA tendered on or about March 24, 1998. The maximum cash to be paid under the Class B Tender Offer was approximately $49.0 million (130,842 Separate Class B COLAs at a unit price of $375 each). Approximately 62,857 Separate Class B COLAs were submitted to Amfac Finance for repurchase pursuant to the Class B Tender Offer, requiring an aggregate payment by Amfac Finance of approximately $23.6 million on March 31, 1998. In addition, on October 23, 1998, Amfac Finance extended a Tender Offer to purchase (the "Class A/B Tender Offer") up to approximately $22.5 million principal amount of jointly certificated Class A and B COLAs (together "COLA Units") for cash at a unit price of $460 to be paid by Amfac Finance on each COLA Unit on or about December 23, 1998. The maximum cash to be paid under the Class A/B Tender Offer was approximately $12.2 million (26,600 COLA Units at a unit price of $460 for each COLA Unit). Approximately 26,473 COLA Units were submitted to Amfac Finance for repurchase pursuant to the Class A/B Tender Offer, requiring an aggregate payment by Amfac Finance of approximately $12.2 million on December 23, 1998. Neither the Class B nor the Class A/B Tender Offer reduced the outstanding indebtedness of the Company. In December 1998, Amfac Finance contributed its COLAs to AF Investors. The COLAs still held by AF Investors remain outstanding pursuant to the terms of the Indenture.
Except as provided in the last sentence of this paragraph, AF Investors is entitled to the same rights and benefits of any other holder of COLAs, including having the right to have AJF repurchase on June 1, 1999, the separate Class B COLAs that it owned. As discussed above, AF Investors submitted approximately 64,330 of its 89,325 Class B COLAs for repurchase pursuant to the Class B COLA Redemption Offer. AF Investors agreed to take back senior debt of the Company for the portion of Class B COLAs so put in lieu of cash. Because AF Investors is an affiliate of the Company, AF Investors will not be able to participate in determining whether the holders of the required principal amount of debt under the Indenture have concurred in any direction, waiver or consent under the terms of the Indenture.

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

     The Company uses the effective interest method and as such interest on the COLAs is accrued at the Mandatory Base Interest rate (4% per annum). The Company has not generated a sufficient level of Net Cash Flow to incur or pay Contingent Base Interest (interest in excess of 4%) on the COLAs (see Note 3) from 1990 through 1998. Contingent Base Interest through 2008 is due and payable only to the extent of Net Cash Flow. Net Cash Flow for any period is generally an amount equal to 90% of the Company's net cash revenues, proceeds and receipts after payment of cash expenditures, excluding federal and state income taxes and after the establishment by the Company of reserves. At December 31, 2008, certain levels of Contingent Base Interest may also be due and payable to the extent of Maturity Market Value. Maturity Market Value generally means 90% of the excess of the Fair Market Value of the Company's assets at maturity over its liabilities (including Qualified Allowance (described in the next paragraph), but only to the extent earned and payable from Net Cash Flow generated through maturity) at maturity. Approximately $81.4 million of cumulative deficiency of deferred Contingent Base Interest related to the period from August 31, 1989 (Final Issuance Date) through September 30, 1999 has not been accrued in the accompanying consolidated financial statements as the Company believes that it is not probable at this time that a sufficient level of Net Cash Flow will be generated in the future or that there will be sufficient Maturity Market Value as of December 31, 2008 (the COLA maturity date) to pay any such unaccrued deferred Contingent Base Interest. The following table is a summary of Mandatory Base Interest and deferred Contingent Base Interest (i.e. not currently due and payable) for the nine months ended September 30, 1999 and the year ended December 31, 1998 (dollars are in millions):

                                          Nine Months     The Year
                                             Ended         Ended
                                         September 30,   December 31,
                                             1999          1998
                                         ------------    ------------

Mandatory Base Interest paid. . . . . . . .  $  7.2            8.8
Contingent Base Interest due and paid . . .                     --
Cumulative deferred Contingent Base
  Interest. . . . . . . . . . . . . . . . .  $ 81.4          120.7

Net Cash Flow was $0 for 1998 and is expected to be $0 for 1999.

     Cumulative deferred Contingent Base Interest as discussed above is calculated based upon the face amount of Class A and Class B COLAs outstanding. The face amount of COLAs outstanding decreased to approximately $139.4 million at September 30, 1999 from approximately $220.7 million at December 31, 1998 resulting from the retirement of approximately $81.3 million face of COLAs pursuant to the Class B COLA Redemption Offer discussed below, and accordingly, the Cumulative deferred Contingent Base Interest decreased from $120.7 million at December 31, 1998 to $81.4 at September 30, 1999.

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

     The Company has completed an internal review of its accounting, human resources and payroll applications which are supported by approximately six different major software vendors. Except for the golf course division, the Company has received software upgrades for the financial applications and has completed testing and implementation of the new software upgrades. The Company has installed the software upgrade for the payroll application, which is expected to be year 2000 compliant. However, the Company uses a third party service bureau to process its payroll and it is not currently possible to conduct testing to verify that the software provided will be year 2000 compliant. The Company has not incurred and does not expect to incur any costs with respect to the testing and implementation of the software upgrades. The accounting systems at the golf courses are not yet year 2000 compliant. The Company has completed the software and hardware upgrades at its Kaanapali Golf Courses and currently expects to complete the software and related hardware upgrades at the Waikele Golf Club by the end of November 1999 at a cost of approximately $70,000 to $80,000. However, in the event the Company's system reveals that, contrary to software vendors' claims, the system upgrades or new software are not year 2000 compliant, the Company believes it has the ability to make the necessary changes through the use of third party consultants as well as the utilization of internal resources. The Company does not have an estimate of the length of time which could potentially be required to make these changes, nor an estimate of the costs involved to make such changes.

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

     SENIOR DEBT. Interest expense decreased for the three and nine months ended September 30, 1999 as compared to the three and nine months ended September 30, 1998 due to a lower senior debt financing from affiliates balance attributable to Northbrook's contribution of senior debt to capital discussed above.

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

     During the first nine months of 1999 and 1998, agriculture revenues were $29.2 and $23.0 million, respectively.

     Agricultural revenues and cost of sales increased for the nine months ended September 30, 1999 as compared to the nine months September 30, 1998 due to the increase in tons produced and to the timing of sugar production as a result of the delay of the sugar harvest season in 1998 attributable to the timing of the sugar union negotiations and contract ratification. For the nine months ended September 30, 1999, the Company sold approximately 76,930 tons of sugar, a 32.9% increase over the same period in 1998. The average price of sugar sold for the nine months ended September 30, 1999 of approximately $364 represents a 3% decrease over the average price for the nine months ended September 30, 1998. The Company harvested approximately 13,288 and 6,980 acres for the nine months ended September 30, 1999 and 1998, respectively.

     Agricultural revenues and cost of sales decreased for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998 due to a decrease in the tons of sugar sold primarily attributable to an overall decrease in yields per acres of sugar harvested of approximately 49%. Approximately 50% of the decrease in production for the three months ended September 30, 1999 is attributable to the shutdown of sugar operations at Pioneer Mill; the remaining 50% decline is attributable to the Kauai plantations which are moving toward the harvesting of one-year cane versus two year can which significantly reduces planting efforts and results in lower yields. Agricultural revenues for the three months ended September 30, 1999 reflects a $1.3 million decrease attributable to sugar sold for the six months ended June 30, 1999 as a result of the revised estimate for the average price per ton of the 1999 sugar crop. The current estimated return per ton of $345 represents a 3.7% decrease over the average price for the three months ended September 30, 1998. For the three months ended September 30, 1999, the Company sold approximately 29,312 tons of sugar, a 41.4% decrease over the same period in 1998. The Company harvested approximately 6,157 and 5,316 acres for the three months ended September 30, 1999 and 1998, respectively. The average price of sugar sold for the three months ended September 30, 1999 of approximately $303 represents a 15% decrease over the average price for the three months ended September 30, 1998.

     The operating loss of $6.0 million and $5.7 million for the three and nine months ended September 30, 1999 as compared to $2.2 and $4.6 million for the three and nine months ended September 30, 1998, reflects higher costs associated with the shutdown of Pioneer Mill partially offset by cost reductions at both Kauai and Maui sugar plantations, the decrease in the average price of sugar sold and the adjustment to sales for the six months ended June 30, 1999 as discussed above.

GOLF SEGMENT:

     The Company's golf segment is responsible for the management and operation of the two golf courses at Kaanapali Golf Courses in Kaanapali, Maui and the Waikele Golf Club on Oahu.

     Golf revenues were $3.6 and $11.4 million, respectively, during the three and nine months of 1999 as compared to $3.3 million and $11.2 million for the three and nine months ended 1998. During the first nine months of 1999, approximately 144,000 rounds of golf were played as compared to 143,000 during the first nine months of 1998.

     Golf cost of sales were $2.2 and $6.5 million during the three and nine months of 1999 as compared to $2.3 million and $7.1 million for the three and nine months ended 1998. Golf operating expenses of $976 and $1,122 million during the first nine months of 1999 and 1998, consisted primarily of depreciation expense.

     The increase in the operating income of $3.4 and $.9 million during the first three and nine months of 1999 as compared to $2.7 and $.5 million during the first three and nine months of 1998 was due primarily to the increase in revenues and decrease in cost of sales (as discussed above).

     PROPERTY SEGMENT:

     The Company's Property segment is responsible for land planning and development activities; obtaining land use, zoning and other governmental approvals; selling or financing developed and undeveloped land parcels.

     Revenues decreased to $5.7 million during the first nine months of 1999 from $48.7 million during the first nine months of 1998. Land sales included revenues for the nine months ended September 30, 1999 of approximately $5.7 million from the sale of approximately 800 acres on Maui and Kauai. Land sales included revenues for the nine months ended September 30, 1998 of approximately $16 million from the sale of the 6,700 acre Kealia parcel on Kauai, $9.6 million from the sale of the 740 acre Olowalu parcel on Maui, $3.8 million of land sales related to Kaanapali Golf Estates and $1.9 million primarily from the sale of unentitled agricultural and conservation land parcels on Kauai and Hawaii.

     During the first nine months of 1999, property cost of sales were $8.1 million as compared to $37 million in the first nine months of 1998. The $28.9 million decrease in costs was due primarily to a decrease in sales volume associated with land parcels sold (as discussed above).

     Property sales and cost of sales decreased for the three and nine months ended September 30, 1999 as compared to the three and nine months ended September 30, 1998 due to lower sales volume. Operating income improved primarily due to slightly improved margins realized on property sold during 1999 and lower general and administrative expenses.

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

     In November 1998, the Company sold a portion of this mill site property, which served as collateral for a $10 million loan from City Bank for an approximate sales price of $7.7 million in cash (plus 2% of the gross sales price of subsequent parcel sales of all or any portion of the property by the purchaser) and paid $6 million of the sales proceeds as a principal reduction on the loan. The purchaser assumed responsibility for completion of the infrastructure requirements for this portion of the mill-site development project. The Company received a one-year extension on repayment of the $4 million remaining balance of the loan which is secured by another parcel at the mill-site. The extended loan bears interest at the bank's base rate (8.25% at September 30, 1999) plus 1.25% and matures on December 1, 1999.

     The Company is marketing the remaining land in bulk at the mill-site development. The Company does not anticipate expending funds for infrastructure at this development.

     The Company also owns the Waikele Golf Course located at the Company's completed Waikele project. Waikele is located directly north of the Oahu Sugar mill site development in Central Oahu. The Waikele Golf Course has experienced a significant drop in play from eastbound (primarily Japanese) tour groups which has depressed rounds played, average rate and, as a result, net operating income. The Company has developed and implemented a marketing plan to return the golf course to its previous levels of profitability. It is difficult, however, to predict how effective these efforts will be. The Waikele Golf Course generated approximately $3.5 million and $3.9 million, respectively, in revenues during the first nine months of 1999 and 1998, respectively.

     (b)  MAUI.

     In general, the development of the Company's land on Maui is expected to be long-term in nature. Maui is less populated than Oahu and more dependent on the resort/tourism industry, so much of the Company's land is intended for resort and resort-related uses. Due to overall economic conditions and trends in tourism, demand for these land uses has generally been weak. The Company's homesite inventory on Maui, which is targeted to the second home buyer, has experienced slower sales activity over the past five years than originally expected. Recent demand for these parcels has improved and the Company has completed the sale of one parcel in October and is working with perspective buyers on other parcels. The Company is continuing to evaluate its plans and the timing of development of its land holdings in light of the current weak market demand and the capital resources needed for future development.

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

     Earlier this year, the Company began a new approach to planning for its Kaanapali lands referred to as community-based planning ("CBP"). This process works to involve members from all aspects of the West Maui community in developing an acceptable plan for the Company's Kaanapali land holdings. CBP differs from simply obtaining public input in that CBP actually gives the community a direct role in the Company's planning process. CBP has been used successfully in several communities on the mainland such as in Weston, Florida. Management is optimistic that a plan can be developed that meets the Company's long-term financial objectives and will be supported by a broad cross section of the community.

     The Company owns and operates the Royal Kaanapali Golf Courses ("RKGC"), which are two 18-hole golf courses located at the Kaanapali Beach Resort on West Maui. The courses occupy approximately 320 acres of land. The two Kaanapali golf courses generated approximately $7.9 million and $7.3 million, respectively, in revenues during the first nine months of 1999 and 1998, respectively. (Reference is made to Note 4 concerning the default notice issued as of January 1, 1999 by the lender concerning the indebtedness secured by the golf courses.)

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

     In October 1999, the Company sold in bulk the 17 acre parcel 21 for $4.5 million. Parcel 16 was listed for sale as of September 30, 1999.

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

     The Company completed the purchase of Tobishima Pacific, Inc.'s ("TPI") 50% ownership interest in North Beach. The Company and TPI were unable to agree on key operating decisions related to the development of KOR and the future development plan for the entire North Beach property.
To break the deadlock on these issues, the Company exercised a buy/sell option using a $12 million stated purchase price, and TPI elected to sell its interest. The Company financed with TPI 80% of the purchase price for TPI's interest in North Beach and signed a note and first mortgage in favor of TPI for $9.6 million for the balance. The note is payable in five equal, annual principal installments beginning in September 1999, with interest of 8.5% payable quarterly. In January 1999, the Company paid TPI $2.2 million on its note to release Lot #1 for KOR and the new 10-acre public recreation area at North Beach and an additional $1.9 million in September 1999 as required under the terms of the note.

     In February 1997, the Company formed a limited partnership with an affiliate of a time share company. The new limited partnership KOR, is owned 85% by subsidiaries of the Company and 15% by Kaanapali Partners Limited Partnership, an affiliate of the owners of The Ridge Tahoe resort in Nevada. The Company is working to finalize construction plans and obtain financing for KOR. In order to obtain the necessary project financing, a considerable level of cash equity will be needed. The Company has had discussions with several potential investors who could provide the cash needed to satisfy the project lender's requirements. The Company anticipates admitting such an investor into the existing partnership with the time-share management group. However, depending upon the terms of the investor transaction, the existing partnership agreement may need to be restructured. The Company believes that the ground breaking for this project will occur in the first half of 2000. Assuming development proceeds, sales of time share intervals are scheduled to begin four to six months of commencement of construction.

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

     MAUI INFRASTRUCTURE COSTS. In connection with certain of the Company's land use approvals on Maui, the Company has agreed to provide employee and affordable housing and to participate in the funding of the design and construction of the planned Lahaina/Kaanapali bypass highway. The Company has entered into an agreement with the State of Hawaii Department of Transportation covering the Company's participation in the design and construction of the bypass highway. In conjunction with state urbanization of the Company's Kaanapali Golf Estates project, the Company committed to spend up to $3.5 million, (of which approximately $.8 million has been spent as of September 30, 1999) toward the design of the highway. Due to lengthy delays by the State in the planned start date for the bypass highway, the Company recently funded approximately $1.1 million for the engineering and design of the widening (from 2 to 4 lanes) of the existing highway through the Kaanapali Beach Resort. The Company believes this $1.1 million will be credited against the $3.5 million commitment discussed above. The Company's remaining commitment of another $6.7 million for the construction of the bypass highway is subject to the Company obtaining future entitlements on Maui and the actual construction of the bypass highway. The development and construction of the bypass highway is expected to be a long-term project that will not be completed until the year 2004 or later.

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

     The Company had approximately 460 acres of land on Kauai listed for sale as of September 30, 1999. Additionally, approximately 1,400 acres are currently under contract for sale. The Company may consider selling additional portions of these lands based upon market conditions and the cash needs of the Company. (See also discussion of land sales in the "Liquidity and Capital Resources" section above.)

PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     Reference is made to the Commitments and Contingencies Section of Notes for a detailed discussion regarding lawsuits which alleged in part arose out of the opertions of the Oahu Sugar Company, Limited ("Oahu Sugar"), which discussion is hereby incorporated herein by reference.

     On October 7, 1999 Oahu Sugar Company was named in a lawsuit entitled, Akee, et al. v. Dow Chemical Company, et al., Civil No. 99-3757-10, and filed in Hawaii State Court (Circuit Court of the First Circuit of Hawaii).

This multiple plaintiff toxic tort case names Oahu Sugar, but Oahu Sugar has not yet been served, and a number of additional defendants including several large chemical, petroleum and agricultural companies. Plaintiffs allege several causes of action related to personal injuries arising from exposure to allegedly multiple toxic fumigants. Plaintiffs allege that Oahu Sugar and other defendants used these fumigants in their agricultural operations and that the fumigants have contaminated the air, soil and water in the area surrounding their residences. Plaintiffs seek damages for various unspecified personal injuries/illnesses, emotional distress, lost wages and wrongful deaths as well as damages for unlawful/unfair or deceptive practices and punitive damages.

     On September 30, 1999, Oahu Sugar was one of several defendants named in a lawsuit entitled, City and County of Honolulu v. Leppert, et al. Civil No. CV 99 00670 ACK-FIY, and filed in the federal court, District of Hawaii. Oahu Sugar has not yet been served. Plaintiff filed this environmental action to assert several causes of action including (1) clean-up and other response costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"); (2) owner/operator liability, contribution and indemnity under Hawaii statutory law; (3) strict liability for ultrahazardous activity; and (4) negligence. Plaintiff alleges that defendant Oahu Sugar previously operated a sugar mill on property currently owned by plaintiff, and used pesticides, herbicides, fumigants, petroleum products and by-products and other hazardous chemicals which were allegedly released into the soil and/or groundwater at the subject property. Plaintiff seeks recovery of response costs it has incurred and to be incurred, a declaration of the rights and liabilities for past and any future claims, damages for lost property value, technical consulting and legal costs in investigating the property, increased construction costs, and attorneys' fees and costs.

     On September 30, 1999, Oahu Sugar was named in a lawsuit entitled, City and County of Honolulu v. Leppert, et al., Civil No. 99-3678-09, and filed in Hawaii State Court, Circuit Court for the First Circuit of Hawaii.

Oahu Sugar has not been served. This case is the same case as the CERCLA action above, except that it asserts causes of action under the Hawaii Environmental Response Law, the state law equivalent of CERCLA. The alleged specific causes of action include (1) owner/operator liability, contribution and indemnity under Hawaii Revised Statue Section 128D-18; (2) strict liability; (3) negligence, and, (4) declaratory relief on state claims.

     These lawsuits are in the beginning stages of litigation. The Company believes that Oahu Sugar has meritorious defenses to these lawsuits and, Oahu Sugar will defend itself vigorously. However, there can be no assurances that these cases (or any of them), when once adjudicated, will not have a material adverse effect on the financial condition of the Company.

     Other than the described above, the Company is not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to its business. The Company and/or certain of its affiliates have been named as defendants in several pending lawsuits. While it is impossible to predict the outcome of the litigation that is now pending (or threatened) and for which the potential liability is not covered by insurance, the Company is of the opinion that the ultimate liability from any of the litigation will not materially adversely affect the Company's results of operations or its financial condition.


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


                      AMFAC/JMB HAWAII, L.L.C.


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: November 12, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: November 12, 1999

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMFAC/JMB FINANCE, INC.


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: November 12, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: November 12, 1999

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMFAC LAND COMPANY, LIMITED


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: November 12, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: November 12, 1999

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMFAC PROPERTY DEVELOPMENT CORP.


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: November 12, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: November 12, 1999

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMFAC PROPERTY INVESTMENT CORP.


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: November 12, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: November 12, 1999

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      H. HACKFIELD & CO., LTD.


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: November 12, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: November 12, 1999

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      KAANAPALI ESTATES COFFEE, INC.


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: November 12, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: November 12, 1999

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      KAANAPALI WATER CORPORATION


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: November 12, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: November 12, 1999

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      KEKAHA SUGAR COMPANY, LIMITED


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: November 12, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: November 12, 1999

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      THE LIHUE PLANTATION COMPANY, LIMITED


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: November 12, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: November 12, 1999

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      OAHU SUGAR COMPANY, LIMITED


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: November 12, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: November 12, 1999

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      PIONEER MILL COMPANY, LIMITED


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: November 12, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: November 12, 1999

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      PUNA SUGAR COMPANY, LIMITED


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: November 12, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: November 12, 1999

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      WAIAHOLE IRRIGATION COMPANY, LIMITED


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: November 12, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: November 12, 1999

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      WAIKELE GOLF CLUB, INC.


                            /s/ EDWARD J. KROLL
                            -------------------
                      By:   Edward J. Kroll
                            Vice President
                      Date: November 12, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ EDWARD J. KROLL
                            -------------------
                            Edward J. Kroll
                            Principal Accounting Officer
                      Date: November 12, 1999