Form 10-Q/A
period 1999-09-30
AMFAC JMB HAWAII INC
filed 1999-12-14
CIK 839437

SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C.  20549


                              FORM 10Q/A

                            AMENDMENT NO. 1

           Filed pursuant to Section 12, 13, or 15(d) of the Securities Exchange Act of 1934



                    Commission File Number 33-24180

          Hawaii                              36-3109397
   (State of organization)          (IRS Employer Identification No.)


                       AMFAC/JMB HAWAII, L.L.C.
         ----------------------------------------------------
        (Exact name of registrant as specified in its charter)




                  Commission File Number 33-24180-01

         Illinois                             36-3611183
   (State of organization)          (IRS Employer Identification No.)


                        AMFAC/JMB FINANCE, INC.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)




     The undersigned registrant hereby amends the following section of its Report for the quarter ended September 30, 1999 on Form 10-Q as set forth in the pages attached hereto:

     PART I      FINANCIAL INFORMATION

       ITEM 1.   FINANCIAL STATEMENTS - Pages 4 - 28

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - Pages 29 - 46

     PART II     OTHER INFORMATION

       ITEM 1.   LEGAL PROCEEDINGS - Pages 47 - 47A


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMFAC/JMB HAWAII, L.L.C.

                      /s/ EDWARD J. KROLL
                      ------------------------------------
                      By:   Edward J. Kroll
                            Vice President

Dated:  December 14, 1999

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

                                                     5

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

                                                     7

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

                                                     9

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

     In December 1996, Amfac Property Development Corp. ("APDC"), a wholly-owned subsidiary of the Company, obtained a $10,000 loan facility from City Bank. The loan is secured by a mortgage on property under development at the mill-site of Oahu Sugar (the sugar plantation was closed in 1995), and is "Senior Indebtedness" (as defined in the Indenture). The loan bears interest at the bank's base rate (8.25% at September 30, 1999) plus .5% and originally was scheduled to mature on December 1, 1998. In November 1998, APDC sold certain mill-site property which served as collateral for the $10,000 City Bank loan for an approximate sales price of $7,690 in cash plus 2% of the gross sales price of subsequent parcel sales of all or any portion of the property by the purchaser. The bank required $6,000 of the sales proceeds as a principal reduction on the loan in order to release the collateral. APDC received a one-year extension on the $4,000 remaining balance of the loan which is secured by another parcel at the mill-site. The extended loan bears interest at the bank's base rate plus 1.25% and matures on December 1, 1999. APDC has reached an agreement with the bank for an additional one year extension on $3 million of the $4 million loan. APDC made a $1 million loan payment on December 2, 1999. The new extended loan bears interest at the bank's base rate plus 1.25% and matures on December 1, 2000.

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

(8)  COMMITMENTS AND CONTINGENCIES

     On September 20, 1996, Oahu Sugar Company, Limited ("Oahu Sugar") filed a lawsuit, Oahu Sugar v. Walter Arakaki and Steve Swift, Case No. 96-3880-09, in the Circuit Court of the First Circuit, State of Hawaii. In the lawsuit, Oahu Sugar alleged that it entered into an agreement to sell to defendants certain sugar cane processing equipment at Oahu Sugar's sugar cane mill in Waipahu. Oahu Sugar alleged that defendants failed to timely dismantle and remove the equipment, as required by the agreement, and that defendants were obligated to pay Oahu Sugar rent for the area occupied by the equipment beyond the time provided for by the parties. Oahu Sugar further alleged that it provided notice to defendants that Oahu Sugar was entitled to treat the equipment as abandoned property and to sell the equipment, because the equipment had not been removed from the property in a timely fashion, as required by the parties' agreement. In its complaint, Oahu Sugar sought, among other things, declaratory relief that it was entitled to treat the equipment as abandoned, damages for breach of contract, and rent under an unjust enrichment theory.

     Defendants filed an answer, as amended, denying the substantive allegations of Oahu Sugar's complaint and asserting various affirmation defenses. In addition, the defendants filed a seven-count counterclaim against Oahu Sugar. In the counterclaim, defendants alleged, among other things, that Oahu Sugar failed to make the equipment available for removal on a timely basis, and that Oahu Sugar otherwise improperly interfered with defendants' plans for the removal and subsequent sale of the equipment. In the counterclaim, defendants sought, among other things, general, special and punitive damages, attorneys' fees, costs, and such other relief as the Court may have deemed appropriate.

     Oahu Sugar's declaratory relief claim was settled in advance of trial.

Oahu Sugar obtained dismissals and directed verdicts on six of defendants' claims. The remaining portions of the complaint and counterclaim proceeded to a jury trial and verdict. On December 2, 1999, the jury denied Oahu

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)

Sugar relief on its remaining claims and awarded the defendants approximately $2.6 million in damages on their counterclaim. Oahu Sugar intends to file post judgment motions in an effort to overturn the verdict and will appeal if its motions are unsuccessful. Oahu Sugar continues to believe that it is entitled to affirmation relief on its complaint and that it has meritorious defenses to the counterclaim that it intends to pursue vigorously. Oahu Sugar, however, can provide no assurances that it will be successful in obtaining affirmative relief or overturning the verdict against Oahu Sugar.

     On October 7, 1999, Oahu Sugar Company, Limited was named in a lawsuit entitled, Akee, et al. v. Dow Chemical Company, et al., Civil No. 99-3757-10, and filed in Hawaii State Court (Circuit Court of the First Circuit of Hawaii). This multiple plaintiff toxic tort case names Oahu Sugar, but Oahu Sugar has not yet been served, and a number of additional defendants including several large chemical, petroleum and agricultural companies. Plaintiffs allege several causes of action related to personal injuries arising from exposure to allegedly multiple toxic fumigants. Plaintiffs allege that Oahu Sugar and other defendants used these fumigants in their agricultural operations and that the fumigants have contaminated the air, soil and water in the area surrounding their residences. Plaintiffs seek damages for various unspecified personal injuries/illnesses, emotional distress, lost wages and wrongful deaths as well as damages for unlawful/unfair or deceptive practices and punitive damages.

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

                       AMFAC/JMB HAWAII, L.L.C.

                        (Dollars in Thousands)

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

     Recent property and business sales have temporarily improved the Company's current cash position, the Company expects to have a severe liquidity shortage beginning in the first quarter of 2000. The Company had anticipated obtaining the necessary project financing for its Kaanapali Ocean Resort ("KOR") in the fourth quarter of 1999 in conjunction with a new investor who could provide the cash needed to satisfy the project lender's requirements. A delay in receiving project financing for KOR in 1999 has accordingly delayed an anticipated investor cash infusion in early 2000. There has also been a recent deterioration in the price of raw sugar which has further exacerbated the Company's cash outlook (as discussed below). These events in light of the seasonality of the Company's sugar business, coupled with several large debt service payments due during the next six months, are expected to create a severe liquidity shortage beginning in the first quarter of 2000 which could result in the Company's inability to make certain debt service payments. As a result, the Company must continue to aggressively pursue its ongoing land sale program.

     In the absence of additional land and business sales (which are currently not expected to close in the first quarter of 2000) or financing from third parties (which has generally not been obtainable), the Company believes that additional borrowings from Northbrook or its affiliates will be necessary to meet its short-term and long-term liquidity needs. Northbrook and its affiliates have made such borrowings to the Company in the past and, through the end of 1999, intend to continue making such borrowings, as necessary, to the extent of available liquidity. However, there is no assurance that Northbrook or its affiliates will have sufficient funds either through the end of 1999 or in the long-term, or that Northbrook or its affiliates will continue to make such funds available to the Company, to meet the Company's short-term or long-term liquidity needs. To the extent that Northbrook or its affiliates make such borrowings to the Company during 1999, Northbrook and its affiliates intend to defer until December 31, 2001 any interest accruing on such borrowings. The Company will explore other alternatives to address the projected cash deficits for early next year. These alternatives will likely include drastic expense cuts at several of the Company's businesses and/or liquidating certain operations. Although management is hopeful that sufficient sales can be completed to generate the funds necessary to continue operations, there is no assurance that sufficient sales will be completed. Accordingly, the Company is preparing to implement these alternative plans.

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

     The price of raw sugar has fallen from approximately 22 cents / lb. to 17 cents / lb. for current deliveries. Futures prices for 2000 are not much better as they range from 18 cents / lb. to 19 cents/ lb. The Company has hedged (effectively pre-sold) a portion of the 1999 deliveries and does expect any material impact in 1999 resulting from the current years raw sugar price reduction. At the current price levels, the Company anticipates receiving approximately $3.9 million less in net sugar proceeds from its 2000 harvest than originally forecasted. As the futures prices for 2000 have generally not exceeded the Company's break-even price, the Company is only 5% hedged for year 2000 deliveries. If the USDA continues to manage the sugar program at the current price levels, it is doubtful that the Company will be able to sustain its sugar business on Kauai for more than another year or two.

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

     COLA RELATED OBLIGATIONS. AJF and the Company were parties to the Repurchase Agreement pursuant to which AJF was obligated to repurchase on June 1, 1999 the Class B COLAs tendered by the holders thereof. Northbrook agreed, pursuant to the Keep-Well Agreement, to contribute sufficient capital or make loans to AJF to enable AJF to meet the COLA repurchase obligations, if any, described above. In addition, the Company was obligated to cause AJF to comply with AJF's repurchase obligation. AJF did not have significant assets, and the Company was uncertain of the extent to which AJF would be able to perform its repurchase obligation. Notwith-standing AJF's repurchase obligations, the Company elected to redeem the Class B COLAs that were "put" to AJF for repurchase.

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

     In November 1998, the Company sold a portion of this mill site property, which served as collateral for a $10 million loan from City Bank for an approximate sales price of $7.7 million in cash (plus 2% of the gross sales price of subsequent parcel sales of all or any portion of the property by the purchaser) and paid $6 million of the sales proceeds as a principal reduction on the loan. The purchaser assumed responsibility for completion of the infrastructure requirements for this portion of the mill-site development project. The Company received a one-year extension on repayment of the $4 million remaining balance of the loan which is secured by another parcel at the mill-site. The extended loan bears interest at the bank's base rate (8.25% at September 30, 1999) plus 1.25% and matures on December 1, 1999. The Company has reached an agreement with the bank for an additional one year extension on $3 million of the $4 million loan. The Company made a $1 million loan payment on December 2, 1999. The new extended loan bears interest at the bank's base rate plus 1.25% and matures on December 1, 2000.

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

     The Company completed the purchase of Tobishima Pacific, Inc.'s ("TPI") 50% ownership interest in North Beach. The Company and TPI were unable to agree on key operating decisions related to the development of KOR and the future development plan for the entire North Beach property.
To break the deadlock on these issues, the Company exercised a buy/sell option using a $12 million stated purchase price, and TPI elected to sell its interest. The Company financed with TPI 80% of the purchase price for TPI's interest in North Beach and signed a note and first mortgage in favor of TPI for $9.6 million for the balance. The note is payable in five equal, annual principal installments beginning in September 1999, with in-terest of 8.5% payable quarterly. In January 1999, the Company paid TPI $2.2 million on its note to release Lot #1 for KOR and the new 10-acre public recreation area at North Beach and an additional $1.9 million in September 1999 as required under the terms of the note.

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

PART II.  OTHER INFORMATION
     ITEM 1.  LEGAL PROCEEDINGS

     Reference is made to the Commitments and Contingencies Section of Notes for a detailed discussion regarding lawsuits which alleged in part arose out of the operations of the Oahu Sugar Company, Limited ("Oahu Sugar"), which discussion is hereby incorporated herein by reference.

     On September 20, 1996, Oahu Sugar filed a lawsuit, Oahu Sugar v. Walter Arakaki and Steve Swift, Case No. 96-3880-09, in the Circuit Court of the First Circuit, State of Hawaii. In the lawsuit, Oahu Sugar alleged that it entered into an agreement to sell to defendants certain sugar cane processing equipment at Oahu Sugar's sugar cane mill in Waipahu. Oahu Sugar alleged that defendants failed to timely dismantle and remove the equipment, as required by the agreement, and that defendants were obligated to pay Oahu Sugar rent for the area occupied by the equipment beyond the time provided for by the parties. Oahu Sugar further alleged that it provided notice to defendants that Oahu Sugar was entitled to treat the equipment as abandoned property and to sell the equipment, because the equipment had not been removed from the property in a timely fashion, as required by the parties' agreement. In its complaint, Oahu Sugar sought, among other things, declaratory relief that it was entitled to treat the equipment as abandoned, damages for breach of contract, and rent under an unjust enrichment theory.

     Defendants filed an answer, as amended, denying the substantive allegations of Oahu Sugar's complaint and asserting various affirmation defenses. In addition, the defendants filed a seven-count counterclaim against Oahu Sugar. In the counterclaim, defendants alleged, among other things, that Oahu Sugar failed to make the equipment available for removal on a timely basis, and that Oahu Sugar otherwise improperly interfered with defendants' plans for the removal and subsequent sale of the equipment. In the counterclaim, defendants sought, among other things, general, special and punitive damages, attorneys' fees, costs, and such other relief as the Court may have deemed appropriate.

     Oahu Sugar's declaratory relief claim was settled in advance of trial.

Oahu Sugar obtained dismissals and directed verdicts on six of defendants' claims. The remaining portions of the complaint and counterclaim proceeded to a jury trial and verdict. On December 2, 1999, the jury denied Oahu Sugar relief on its remaining claims and awarded the defendants approximately $2.6 million in damages on their counterclaim. Oahu Sugar intends to file post judgment motions in an effort to overturn the verdict and will appeal if its motions are unsuccessful. Oahu Sugar continues to believe that it is entitled to affirmation relief on its complaint and that it has meritorious defenses to the counterclaim that it intends to pursue vigorously. Oahu Sugar, Company, however, can provide no assurances that it will be successful in obtaining affirmative relief or overturning the verdict against Oahu Sugar.

     On October 7, 1999, Oahu Sugar Company was named in a lawsuit entitled, Akee, et al. v. Dow Chemical Company, et al., Civil No. 99-3757-10, and filed in Hawaii State Court (Circuit Court of the First Circuit of Hawaii). This multiple plaintiff toxic tort case names Oahu Sugar, but Oahu Sugar has not yet been served, and a number of additional defendants including several large chemical, petroleum and agricultural companies. Plaintiffs allege several causes of action related to personal injuries arising from exposure to allegedly multiple toxic fumigants. Plaintiffs allege that Oahu Sugar and other defendants used these fumigants in their agricultural operations and that the fumigants have contaminated the air, soil and water in the area surrounding their residences. Plaintiffs seek damages for various unspecified personal injuries/illnesses, emotional distress, lost wages and wrongful deaths as well as damages for unlawful/unfair or deceptive practices and punitive damages.

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



























                                  47A