Form 10-K405
period 1999-12-31
AMFAC JMB HAWAII INC
filed 2000-03-30
CIK 839437

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                        of the Securities Act of 1934

For the fiscal year ended
December 31, 1999                       Commission File Number 33-24180


                          AMFAC/JMB HAWAII, L.L.C.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)

              Hawaii                             36-3109397
      -----------------------       ------------------------------------
      (State of organization)       (I.R.S. Employer Identification No.)

                 For the fiscal year ended December 31, 1999

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

As of March 15, 2000, all of Amfac/JMB Hawaii L.L.C.'s membership interest is solely owned by Northbrook Corporation, an Illinois corporation, and not traded on a public market.

As of March 15, 2000, Amfac/JMB Finance, Inc. had 1,000 shares of Common Stock outstanding. All such Common Stock is owned by Northbrook
Corporation and not traded on a public market.

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

                              TABLE OF CONTENTS



                                                              Page
                                                              ----
PART I

Item 1.       Business . . . . . . . . . . . . . . . . . . . .   1

Item 2.       Properties . . . . . . . . . . . . . . . . . . .   9

Item 3.       Legal Proceedings. . . . . . . . . . . . . . . .  13

Item 4.       Submission of Matters to a Vote of
              Security Holders . . . . . . . . . . . . . . . .  15


PART II

Item 5.       Market for the Company's and
              Finance's Common Equity and Related
              Security Holder Matters. . . . . . . . . . . . .  16

Item 6.       Selected Financial Data. . . . . . . . . . . . .  16

Item 7.       Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations. . . . . . . . . . . . . .  17

Item 7A.      Quantitative and Qualitative Disclosures
              About Market Risk. . . . . . . . . . . . . . . .  31

Item 8.       Financial Statements and Supplementary Data. . .  32

Item 9.       Changes in and Disagreements with
              Accountants  on Accounting and
              Financial Disclosure . . . . . . . . . . . . . .  69


PART III

Item 10.      Managers and Executive Officers of
              the Registrant . . . . . . . . . . . . . . . . .  69

Item 11.      Executive Compensation . . . . . . . . . . . . .  71

Item 12.      Security Ownership of Certain Beneficial Owners
              and Management . . . . . . . . . . . . . . . . .  72

Item 13.      Certain Relationships and Related Transactions .  72


PART IV

Item 14.      Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K. . . . . . . . . . . . . . .  77


SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . .  78

                                   PART I

ITEM 1.  BUSINESS

     Amfac/JMB Hawaii, L.L.C. (the "Company") is a Hawaii limited liability company. The Company is wholly-owned by Northbrook Corporation ("Northbrook"). The primary business activities of the Company are land development and sales, golf course management and agriculture. The Company owns approximately 31,000 acres of land located on the islands of Maui and Kauai in the State of Hawaii. Most of this land is held by the Company's wholly-owned subsidiaries. In addition to its owned lands, the Company leases approximately 45,000 acres of land used primarily in conjunction with its agricultural operations. The Company's operations are subject to significant government regulation.

     In early March 1997, the Company restructured its operations into the following six separate operating divisions: Sugar, Golf, Coffee, Water, Land Management and Real Estate Development. The Company also formed a corporate services division to provide accounting, MIS, human resources, tax and other administrative services for the six operating divisions. At December 31, 1999, the Company and its subsidiaries employed 652 persons.

     In February 1998, the Company relocated the headquarters for its real estate development division from Honolulu to Kaanapali, Maui. Due to poor market conditions on Kauai, the focus of the Company's land development operations is on Maui. The office relocation resulted in one-time termination and relocation costs of approximately $.5 million during 1998. Annual recurring cost savings are expected to be approximately $.7 million from lower compensation, rent and other employee-related costs. The Company hired a new division president, a Maui resident, for the Maui development office which should improve coordination of the Company's planning and entitlement efforts.

     The Company is the successor to Amfac/JMB Hawaii, Inc. ("A/J Hawaii"). On March 3, 1998, A/J Hawaii was merged (the "Merger") with and into the Company pursuant to an Agreement and Plan of Merger dated February 27, 1998 by and between A/J Hawaii and the Company (which was then named Amfac/JMB Mergerco, L.L.C.). The Merger was consummated to change the Company's entity form from a corporation to a limited liability company. The Company was a nominally capitalized limited liability company which was formed on December 24, 1997, solely for the purpose of effecting the Merger. In the Merger, the Company succeeded to all the assets and liabilities of A/J Hawaii in accordance with the Hawaii Business Corporation Act and the Hawaii Uniform Limited Liability Company Act. In addition, A/J Hawaii, the Company, Bank One (the "Trustee") and various guarantors entered into a Second Supplemental Indenture dated as of March 1, 1998. Pursuant to the Second Supplemental Indenture, the Company expressly assumed all obligations of A/J Hawaii under the Indenture dated as of March 14, 1989, as amended (the "Indenture") by and among A/J Hawaii, the Trustee and the guarantors named therein and the holders of the Certificates of Land Appreciation Notes due 2008 Class A (the "Class A COLAs") and the holders of the Certificates of Land Appreciation Notes Class B (the "Class B COLAs" and, collectively with the Class A COLAs, the "COLAs"). The Merger did not require the consent of the holders of the COLAs under the terms of the Indenture. The Company has succeeded to A/J Hawaii's reporting obligations under the Securities Exchange Act of 1934, as amended. Unless otherwise indicated, references to the Company prior to March 3, 1998 shall mean A/J Hawaii and A/J Hawaii's subsidiaries.

     The Company will continue until at least December 31, 2027, unless earlier dissolved. The Company's sole member, Northbrook, is not obligated for any debt, obligation or liability of the Company.

     The real estate development, golf course and agricultural operations of the Company comprise its three primary industry segments, "Property", "Golf" and "Agriculture", respectively. The Company segregates total revenues, operating income (loss), total assets, capital expenditures and depreciation and amortization by each industry segment. The Company owns no patents, trademarks, licenses or franchises which are material to its business.

     All references to "Notes" are to Notes to the Consolidated Financial Statements contained in this report.

     PROPERTY SEGMENT.

     The Company's Property segment is responsible for the following operations: land planning; obtaining land use, zoning and other governmental approvals; development activities; and the selling or financing of developed and undeveloped land parcels. Land Management and Real Estate Development operations make up the Property segment. In general, the Company maintains and manages its land holdings until: (i) conditions are favorable for their sale, or (ii) a feasible development plan can be formed and approved. Once the Company has obtained the necessary development approvals ("entitlements"), the Company may elect to either sell the land with its entitlements or develop all or a portion of the land. In the past, the Company has typically done "horizontal" development work, including site work (e.g., grading, excavation) and installation of infrastructure (i.e., roadways and utilities). Once the horizontal development is complete, the Company usually sells the "improved" development parcels to homebuilders, shopping center developers and others who will complete the "vertical" development of the site consistent with the Company's original development plans and the entitlements.

     SALES OF AGRICULTURAL PROPERTIES. The Company has placed a substantial portion of its land holdings on the market to generate cash to finance the Company's operations and to meet debt service requirements. Currently, a 1,580-acre agricultural parcel on Maui, a 460-acre agri-cultural parcel and a 14-acre industrial parcel on Kauai are under contract for sale. The contracts have due diligence investigation periods which allow the prospective purchaser to terminate the agreements. There can be no assurance that the signed contracts will in fact close under their current terms or any other terms or that the Company will be successful in selling this land or other lands at acceptable prices. During 1999, 1998 and 1997, the Company generated approximately $9.3 million, $26.4 million and $7.4 million, respectively, in revenue primarily from the sale of unentitled, agricultural and conservation land parcels.

     DEVELOPMENT. Company management actively monitors development opportunities for its land holdings. As development opportunities arise, management typically prepares feasibility analyses to assess the profit potential of the development. As part of the feasibility analyses, factors considered are the location and physical characteristics of the property, demographic patterns and perceived market demand, estimated project costs, regulatory and environmental constraints and availability of utilities and governmental services.

     The Company may decide to develop the property itself or to sell the property in bulk (with or without entitlements). Once a decision is made to proceed with a development project, approvals must be obtained from both the State and County governments in Hawaii. The State of Hawaii Land Use Commission has classified all lands in Hawaii as urban, agricultural or conservation. In general, only lands classified as urban can be developed. Although in some cases agricultural lands can be used for lower density residential developments, agricultural lands are typically not developed. Conservation lands cannot be developed, and are typically located in heavily forested, mountainous regions and along the coastline.

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

     The following table shows the entitlement status of the Company's land holdings (in acres) as of December 31, 1999.

          State Classification                   County Zoning
          ---------------------   ----------------------------------------
          Urban   Agri.   Cons.   Hotel     Com.      Res.   Agri.   Cons.
          -----  ------  ------   -----  ---------   -----  ------   -----
Maui        922   6,191   4,886     106         25   1,044   5,939   4,886

Kauai       705   8,704   9,760     --         333     301   8,666   9,868

Oahu        154     --      --      --          15     --      --      139

Hawaii       24     --      --      --           4      20     --      --
          -----  ------  ------   -----      -----   -----  ------  ------

Total     1,805  14,895  14,646     106        377   1,365  14,605  14,893
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

     MARKET CONDITIONS, REGULATORY APPROVALS AND DEVELOPMENT COSTS. There are a number of current factors that have negatively impacted the Company's development and land sale activities, including the market conditions, the difficulty in obtaining regulatory approvals and the high development cost of required infrastructure. As a result, the planned development of many of the Company's land holdings and the ability to generate cash flow from these land holdings have become long-term in nature.

     The Hawaii economy experienced a downturn beginning in late 1990 after the Persian Gulf War, a recession in Japan and a slowdown in California's economy. The real estate market in Hawaii was negatively impacted by these events as demonstrated by general decreases in the volume of real estate transactions and a stagnation or decrease in the value and pricing for certain types of real estate. Economic trends in recent years in Japan and much of Southeast Asia contributed to poor market conditions. The Company believes that improvements in tourism arrivals and the length of stay (in Hawaii) are also important to improving Hawaii's economy and its real estate market.

     Although there can be no assurance that Hawaii's real estate market will improve in the near term, there have been recent improvements in certain sectors, especially in the areas of primary and secondary residential homes and condominiums. There has also been a number of sales of resort properties during the past couple years at improved prices over those experienced in the early and mid-1990's, but still at levels below replacement cost of many of the properties. Despite these improvements, the real estate market, and especially the market for unimproved land, has not improved to levels experienced during the late 1980's. Additionally, there can be no assurance that any possible recovery of Hawaii's real estate market can be sustained.

     The current regulatory approval process for a development project can take three to five years or more and involves substantial expense. There is no assurance that all necessary approvals and permits will be obtained with respect to the Company's current and future projects. Generally, entitlements are extremely difficult to obtain in Hawaii. There is often significant opposition to proposed developments from numerous groups - including native Hawaiians, environmental organizations, various community and civic groups, condominium associations and politicians advocating no-growth policies, among others.

     The Company is subject to a number of statutes imposing registration, filing and disclosure requirements with respect to its residential real property developments including, among others, the Federal Interstate Land Sales Full Disclosure Act, the Federal Consumer Credit Protection Act, federal and state environmental statutes and the State Uniform Land Sales Practices Act.

     GOLF SEGMENT.

     The Company's Golf segment is responsible for the management and operation of the Company's golf course facilities. The Company owns three 18-hole golf courses. To be competitive, the Company offers discounted rates for Hawaii residents. Improvements in the number of tourist arrivals and length of stay (in Hawaii) may be critical to improving performance of the Company's golf courses. There can be no assurance that such improvements will occur in the near term.

     Due to insufficient cash flow generated by the two Kaanapali golf courses and because of disagreements with its lender over lender's failure to grant required easements, the Company did not pay the required interest payment due on January 1, 2000 on the $66 million loan secured by these golf courses. The lender issued a default notice, and the Company is currently pursuing renegotiation of the loan. (See note 6 of Notes to Consolidated Financial Statements of the Company.)

     The Company's two golf courses located at the Kaanapali Beach resort on West Maui face strong competition from other resort courses on Maui, such as those at Kapalua and Wailea. The Company's golf course located at Waikele in central Oahu competes with other privately owned and municipal golf courses on Oahu. To a lesser extent, all three of the Company-owned courses face competition from golf courses on the other islands in the State of Hawaii.

     A significant portion of golf revenues for the Company's 18-hole course on Oahu have been from eastbound (primarily Japanese) tour groups. Recent economic trends in Japan and much of Southeast Asia have contributed to fewer Far East visitors and less rounds being played at the higher visitor rates.

     AGRICULTURE SEGMENT.

     The Company's Agriculture segment is responsible for activities related to the cultivation, processing and sale of sugar cane and coffee. Agriculture's revenues are primarily derived from the sale of raw sugar. Approximately 3,600 acres of the Company's land holdings and approximately 13,000 acres of land leased by the Company are currently under cultivation. The remaining approximately 59,400 acres of land owned and/or leased by the Company are predominantly conservation land and land appurtenant to the cultivation of sugar cane and do not generate significant revenues.

     The Company owns and operates two sugar plantations on Kauai. The principal competitive factors in the Company's sugar business are sugar prices and yields, and labor and delivery costs.

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

     The price of raw sugar that the Company receives is based upon the price of domestic sugar as currently controlled by U.S. Government price support legislation, less the "locational" discount described above and less HSTC's storage, delivery and administrative costs. On April 4, 1996, President Clinton signed the Federal Agriculture Improvement and Reform Act of 1996 ("the Act"). The Act, which expires in 2002, sets a target price range for raw sugar. The target raw sugar price, established by the government, is supported primarily by setting quotas to restrict the importation of raw sugar to the U.S. There can be no assurance that the government price supports will not be reduced or eliminated entirely in the future. Such a reduction or an elimination of price supports could have a material adverse effect on the Company's sugar operations, and possibly could cause the Company to consider shutting down its remaining sugar cane operations. The price of raw sugar has fallen from approximately 22 cents/lb. to 17 cents/lb. for current deliveries. Futures prices for 2000 range from 18 cents/lb. to 19 cents/lb. The Company has hedged (effectively pre-sold) a portion of the 1999 deliveries and did not experience any material impact in 1999 resulting from the current year's raw sugar price reduction. At the current price levels, the Company anticipates receiving approximately $3.9 million less in net sugar proceeds from its 2000 harvest than originally forecasted. As the futures prices for 2000 have generally not exceeded the Company's break-even price, the Company is only 5% hedged for year 2000 deliveries. Given that the U.S. government has not recently maintained the domestic sugar price in the "target" range currently approximately 21.5 cents to 23 cents per pound), if current price levels for sugar continue, it is doubtful that the Company will be able to sustain its sugar operations on Kauai for more than another year or two. [See Liquidity and Capital Resources section for discussion of current prices for raw sugar.]

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

     SUGAR OPERATIONS IN HAWAII. The sugar industry in Hawaii has experienced significant difficulties for a number of years. Growers in Hawaii have long struggled with high costs of production, which have led to the closure of most of Hawaii's plantations, including the Company's Oahu Sugar plantation in 1995 and its Pioneer Mill Company on Maui in 1999. Transportation costs of raw sugar to the C&H refinery are also significant.

Over the years, the Company has implemented numerous cost reduction and consolidation plans.

     After lengthy negotiations with the union in April 1998, the union membership at the two Kauai plantations ratified a two-year contract which included a 10% reduction in wages as well as other concessions. The two-year contract, which covers approximately 89% of the Kauai plantation workforce, expired on January 31, 2000 and has been extended on a day-to-day basis. The extension agreement allows either party to cancel upon three days notice. Renewal of the contract is currently being negotiated; however, there can be no assurance that the prior concessions and any additional changes that may be necessary will be obtained. The absence of these concessions and/or changes would cause the Company to consider the possible shutdown of its sugar operations on Kauai. Although the prior concessions provided a meaningful, positive impact on operations, they did not provide the type of structural changes necessary to provide for long-term profitability and a secure future for the Company's sugar operations.

     Decisions regarding the future of the Company's sugar operations on Kauai will be made on a year-to-year basis after taking into account the actual operating results and forecasts for the upcoming year. There can be no assurance that the Company will continue with sugar production in the future.

     The Company completed its final harvest of sugar cane at Pioneer Mill on Maui in September 1999 in conjunction with its shut down of operations. Pioneer Mill had consistently incurred losses in prior years and it was expected that those losses would continue in the future. The Company intends to use portions of the land at Pioneer Mill for alternative crops. The Company's estimated future costs to shut down sugar operations at Pioneer Mill are not expected to have a material adverse effect on the financial condition of the Company.

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

     The Company has received "matching funds" commitments of approximately $2 million under the federal Rural Economic Transaction Assistance - Hawaii program. The Company planted several new agricultural crops on Kauai and Maui using these "matching funds", including seed corn, sweet corn, alfalfa, high biomass or energy cane, mangos, papayas and other similar types of fruit corps. At this time, the Company has successfully planted and cultivated these crops. However, the success of the diversified agriculture program is contingent upon the ability of the Company to continue to market and sell these agricultural products at favorable prices. In total, the Company has approximately 2,000 acres devoted to diversified agriculture, including coffee.

     POWER PRODUCTION. The Company historically has been involved in the production of energy through the burning of bagasse, the fibrous by-product of sugar cane processing, in the sugar plantations' boilers. The Company generates electrical energy and steam for the sugar plantations' own consumption and for sale to the local public utilities, pursuant to power purchase agreements entered into with the local utilities. Gross revenues from the Company's operations at its Lihue power plant totaled approximately $5.1 million, $4.3 million and $4.9 million for 1999, 1998 and 1997, respectively. Revenues are significantly smaller from the Kekaha power plant (and formerly from the Pioneer Mill power plant) since the contract with the local utility does not require the Company to commit to a certain level of capacity for power production and, therefore, the Company receives a significantly lower rate for its power sales.

     The Lihue Plantation Company ("Lihue Plantation") on Kauai recently suffered a breakdown of its power-generating turbine. The Company believes that the turbine repair costs and lost profits are covered by insurance (although there can be no assurance that all or any portion of the repair costs and lost profits will be so covered). In addition, Kauai Electric has indicated its intention to suspend power capacity payments to Lihue Plantation until the turbine repairs are completed and the power plant is again generating power. It is too uncertain at this time to predict whether the ultimate outcome of such matters will have a material adverse effect on the Company.

     WATER RESOURCES. The Company must maintain access to significant water sources to conduct its agricultural operations and, in many cases, must demonstrate a sufficient supply of water in order to obtain land development permits. To distribute most of this water, the Company owns extensive civil engineering improvements including tunnels, ditches, reservoirs and pumps. The Company believes that it has sufficient water resources for its present and planned uses; however, there can be no assurance that the Company will be able to retain or obtain sufficient water rights to support all of its current or future agricultural and land development plans. Currently, on the islands of Kauai and Maui, the Company controls over 100 million gallons of water per day, most of which is on land which the Company owns and the remainder on land which is leased by the Company. Most of the Company's water is currently used for irrigating sugar cane and other agricultural crops.

    As the Company's sugar production decreases, the Company's water needs also decrease. Subject to significant state regulatory restrictions, excess water may be used for other purposes and the Company is exploring alternative uses for such water on Maui. Waiahole Irrigation Company, Limited ("WIC"), a wholly-owned subsidiary of the Company, previously owned and operated a water collection and transmission system on the island of Oahu commonly referred to as the "Waiahole Ditch" (a series of tunnels and ditches constructed in the early 1900's). The Waiahole Ditch has the capacity to transport approximately 27 million gallons of water per day from the windward part of Oahu to the central Oahu plain leeward of the Ko'olau mountain range. This water was used by the Company's Oahu Sugar operations from the early 1900s until 1995, when the plantation was closed.

     After the closure of Oahu Sugar, WIC negotiated an agreement in June 1998 with the State of Hawaii pursuant to which the State purchased the Waiahole Ditch from WIC for $8.5 million (which included 450 acres of conservation land). The sale was consummated in July 1999 (with a payment by WIC of approximately $2.5 million to a third party to resolve its water claim related to the Waiahole Ditch).

     In February 1999, the Company signed a stock purchase agreement for the sale of Kaanapali Water Corporation, the Company's water utility business on West Maui for $5.5 million. This water utility serves the Kaanapali Beach Resorts. The sale received the approval of the State of Hawaii Public Utilities Commission and successfully closed on May 25, 1999.

     AMFAC/JMB FINANCE, INC.

     Amfac/JMB Finance, Inc. ("AJF") is a wholly-owned subsidiary of Northbrook Corporation ("Northbrook"). The sole business of AJF was to repurchase Class B COLAs on June 1, 1999 from those holders who "put" their Class B COLAs pursuant to the terms of a repurchase agreement between the Company and AJF (the "Repurchase Agreement"). The Company agreed to cause AJF to perform its obligations under the Repurchase Agreement. In connection with such repurchase obligations of AJF, Northbrook agreed to contribute sufficient capital or make loans to AJF pursuant to an agreement (the "Keep-Well Agreement"), to enable AJF to meet its repurchase obligations of the COLAs under the Repurchase Agreement. As of December 31, 1998, the Company elected to exercise its right to redeem and, therefore, was obligated to purchase any and all Class B COLAs pursuant to the June 1, 1999 Redemption Offer at a price of $410 per Class B COLA. The Company agreed to exercise its option to redeem Class B COLAs that are "put" to AJF for repurchase in partial consideration for (a) the agreements by the Company's affiliates, Fred Harvey Transportation Company ("Fred Harvey") and AF Investors, to defer until December 31, 2001 all interest accruing from January 1, 1998 through December 31, 2001 and relating to the approximately $100,000 of Senior Indebtedness of the Company then owing to Fred Harvey and the approximately $48,000 of Senior Indebtedness of the Company then owing to AF Investors; and (b) Northbrook agreeing to cause approximately $55,100 of the Company's indebtedness that was senior to the COLAs to be contributed to the capital of the Company. In connection with the foregoing deferral of interest and contribution of capital, the Company agreed to allow the senior debt held by Northbrook and its affiliates to be secured by assets of the Company. Pursuant to the Company's election to redeem the Class B COLAs submitted for repurchase, the Company assumed AJF's liability for the June 1, 1999 Class B COLA repurchase obligation. Because AJF's sole business ended with the June 1, 1999 Class B COLA repurchase, AJF is being eliminated as a registrant for periods after 1999.

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

     In November 1998, the Company sold a portion of this mill site property, which served as collateral for a $10 million loan from City Bank for an approximate sales price of $7.7 million in cash (plus 2% of the gross sales price of subsequent parcel sales of all or any portion of the property by the purchaser) and paid $6 million of the sales proceeds as a principal reduction on the loan. The purchaser assumed responsibility for completion of the infrastructure requirements for this portion of the mill-site development project. Initially, the Company received a one-year extension of the $4 million remaining balance of the loan, which is secured by another parcel at the mill-site. The extended loan bore interest at the bank's base rate (8.50% at December 31, 1999) plus 1.25% and matured on December 1, 1999. Subsequently, the Company reached a further agreement with the bank for an additional one year extension for $3 million of the $4 million loan balance. The new extended loan bears interest at the bank's base rate plus 1.25% and matures on December 1, 2000.

     The Company is marketing the remaining mill site land in bulk. The Company does not anticipate expending funds for additional infrastructure at this development.

     The Company also owns the Waikele Golf Course located at the Company's completed Waikele project. Waikele is located directly north of the Oahu Sugar mill site development in central Oahu. The Waikele Golf Course has experienced a significant drop in play from eastbound (primarily Japanese) tour groups which has depressed rounds played, average rate and, as a result, net operating income. The Company has developed and implemented marketing plans to return the golf course to its previous levels of profitability. However, these programs have had limited success to date due to additional competition from new and existing golf courses and continued softness in the Japanese tour group market. At this point, it is difficult to predict if and when previous levels of sales and profitability can be achieved again. The Waikele Golf Course generated approximately $4.5 million, $5.0 million and $5.8 million, respectively, in revenues during 1999, 1998 and 1997.

     (b)  MAUI.

     The Company owns approximately 12,000 acres of land on the island of Maui, most of which are classified as agricultural land (approximately 6,200 acres) and conservation land (approximately 4,900 acres) for State and County purposes. All of the Company's land holdings are located in West Maui near the Lahaina and the Kaanapali Beach Resort areas.

     In general, the development of the Company's land on Maui is expected to be long-term in nature as it is intended for resort and resort-related uses, which for most of the 1990's has been a relatively slow market. However, recent demand for the Company's homesite inventory at Kaanapali Golf Estates has improved and the Company has completed the sale of two parcels during the past six months and is working with prospective buyers on other parcels.

     The Company has determined that the focus of its future development efforts should be on its Kaanapali/Honokowai land holdings (approximately 3,200 acres) on Maui. Although additional governmental approvals are required for most of these lands, approximately 900 acres of the Company's Kaanapali/Honokowai land holdings already have some form of entitlements. The Company believes its development efforts are best concentrated in this area where it has certain development approvals already secured and where successful resort development has occurred during the past thirty years.

     Earlier in 1999, the Company began a new approach to planning for its Kaanapali lands referred to as community-based planning ("CBP"). This process works to involve members from all aspects of the West Maui community in developing an acceptable plan for the Company's Kaanapali land holdings. CBP differs from simply obtaining public input in that CBP actually gives the community a direct role in the Company's planning process. CBP has been used successfully in several communities on the mainland such as in Weston, Florida. Management is optimistic that a plan can be developed that meets the Company's long-term financial objectives and will be supported by a broad cross section of the community.

     The Company's Kahoma and Launiupoko properties (in total, approximately 6,800 acres) are considered to be better suited in the near term for alternative agricultural uses and possibly for lower density, rural developments. The Company has decided to sell certain portions of these land holdings as unentitled parcels, and may consider selling additional portions of these lands based upon market conditions and the cash needs of the Company. (See also discussion of land sales in "Management Discussion and Analysis of Financial Condition and Results of Operations - General".)

     The Company owns and operates the Royal Kaanapali Golf Courses ("RKGC"), which are two 18-hole golf courses located at the Kaanapali Beach Resort on West Maui. The courses occupy approximately 320 acres of land. The two Kaanapali golf courses generated approximately $10.3 million, $9.5 million and $9.8 million, respectively, in revenues during 1999, 1998 and 1997. (Reference is made to Note 6 concerning the default notice issued as of January 1, 2000 by the lender concerning the indebtedness secured by the golf courses.)

     The primary development projects located in the Kaanapali/Honokowai area that are currently owned by the Company are:

Project           Acres   Uses                           Status
-------           -----   ----                           ------
Kaanapali
Golf Estates      132     Single family residential      Actively selling/
                                                         pending infra-
                                                           structure

North Beach
Lot #1             14     280 Unit time share resort     Fully zoned

North Beach        82     Hotel/condo/time share         Requires project
Lots #2, 3 & 4                                           SMA approvals

North Beach
Mauka             318     Golf/retail/time share/condo   Has community
                                                         plan approvals
                                                         and project
                                                         district designa-
                                                         tion; needs
                                                         urbanization
                                                         & revised zoning

Puukolii
Village           249     Single and multi-family        Pending major
                          residential/retail/commer-     infrastructure
                          cial/community/civic

Each of these projects is described in greater detail below.

     KAANAPALI GOLF ESTATES. The Company is marketing Kaanapali Golf Estates ("KGE"), a residential community that is part of the Kaanapali Beach Resort in West Maui. KGE is divided into several parcels and the Company has sold approximately 160 homesites (through individual lot and bulk parcel sales) as of December 31, 1999.

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

     In October 1999, the Company sold in bulk the 17-acre Parcel 21 for $4.5 million. In January 2000, the Company sold the 17-acre Parcel 16 for $3.5 million.

     NORTH BEACH. In October 1998, the Company received the final Maui County approval (an SMA permit) needed to develop the Kaanapali Ocean Resort ("KOR"), a 280 unit time share project on the 14 acre Lot 1 ("KOR Site") of Kaanapali North Beach. In connection with obtaining the final approvals for KOR, the Company signed a settlement agreement with certain Maui citizens who were opposing the project in "contested case hearings". Additionally, several opposing citizens who did not enter into the settlement agreement signed letters agreeing to withdraw from the contested case hearings. The Company submitted the (ultimately approved) settlement agreement to the Maui Planning Commission in October 1998. Key provisions of the KOR entitlements and the settlement agreement include the Company's obligation to provide a new 10-acre open space area on North Beach, a maximum limit of 1,950 units density on North Beach (versus the prior 3,200 units) and a requirement to implement certain drainage improvements associated with the development of the Company's remaining Kaanapali lands.

Concurrent with construction of KOR, the Company is required to begin construction of improvements for a 13-acre public park at Wainee, Maui.
The park land and improvements will be donated by the Company to the County of Maui.

     In 1998, the Company completed the purchase of Tobishima Pacific, Inc.'s ("TPI") 50% ownership interest in North Beach. The Company and TPI were unable to agree on key operating decisions related to the development of KOR and the future development plan for the entire North Beach property.

To break the deadlock on these issues, the Company exercised a buy/sell option using a $12 million stated purchase price, and TPI elected to sell its interest. The Company financed with TPI 80% of the purchase price for TPI's interest in North Beach and signed a note and first mortgage in favor of TPI for $9.6 million for the balance. The note is payable in five equal, annual principal installments beginning in September 1999, with interest of 8.5% payable quarterly. In January 1999, the Company paid TPI $2.2 million on its note to release Lot #1 for KOR and the new 10-acre open space area at North Beach. A $1.9 million payment was also made in September 1999, as required under the terms of the note.

     In February 1997, the Company formed a limited partnership with an experienced time share management team to proceed with the planning and development of KOR. The limited partnership was unable to obtain financing for KOR on a basis acceptable to the Company. As a result, in February 2000, a subsidiary of the Company purchased all of the interests of the limited partnership and entered into negotiations with several larger timeshare companies. The Company anticipates admitting to the limited partnership one of these larger timeshare companies with a majority ownership interest.

     If the Company is successful in structuring such a partnership, it is expected that the new partner will provide the necessary equity for KOR financing.

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

     PUUKOLII VILLAGE. The Company has regulatory approval to develop a project, known as "Puukolii Village", on approximately 249 acres located "Mauka" ("towards the mountains") of Kaanapali Beach Resort. A significant portion of this project will be affordable housing. Development of most of Puukolii Village cannot commence until after completion of the planned Lahaina/Kaanapali bypass highway. As such, development of this parcel is expected to be long term.

     MAUI INFRASTRUCTURE COSTS. In connection with certain of the Company's land use approvals on Maui, the Company has agreed to provide employee and affordable housing and to participate in the funding of the design and construction of the planned Lahaina/Kaanapali bypass highway. The Company has entered into an agreement with the State of Hawaii Department of Transportation covering the Company's participation in the design and construction of the bypass highway. In conjunction with state urbanization of the Company's Kaanapali Golf Estates project, the Company committed to spend up to $3.5 million (of which approximately $.8 million has been spent as of December 31, 1999) toward the design of the highway. Due to lengthy delays by the State in the planned start date for the bypass highway, the Company recently funded approximately $1.1 million for the engineering and design of the widening of the existing highway through the Kaanapali Beach Resort. The Company believes this $1.1 million will be credited against the $3.5 million commitment discussed above. The Company has also committed another $6.7 million for the construction of the bypass highway, subject to the Company obtaining future entitlements on Maui and the actual construction of the bypass highway. The development and construction of the bypass highway is expected to be a long-term project that will not be completed until the year 2007 or later.

     The Company has reached an agreement with Maui County pursuant to which the Company has agreed to exchange the Pioneer Mill office building and five acres of agricultural land for affordable, employee housing credits. The Company has received sufficient credits for its planned KOR development and the development of single family homes on parcels in the Kaanapali Golf Estates.

     (c)  KAUAI.

     The Company owns approximately 19,200 acres of land on the island of Kauai, the vast majority of which is classified and zoned, by the State of Hawaii and the County of Kauai respectively, as agricultural and conservation lands. There are large contiguous parcels which comprise the bulk of these Kauai land holdings, located in Lihue/Hanamaulu on the eastern side of Kauai. Large portions of the agricultural lands are currently used for sugar cane cultivation, and portions of the conservation lands are utilized by the Company's sugar plantations to collect, store and transmit irrigation water from mountainous areas to the sugar cane fields.

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

     The Company has 478 acres of land currently listed for sale on Kauai. The Company may consider selling additional portions of these lands based upon market conditions and the cash needs of the Company. (See also discussion of land sales in the "Liquidity and Capital Resources" section below.)

     LEASES.

     The Company's two plantation subsidiaries lease agricultural lands from unrelated third parties. Such leases vary in length from month-to-month to six years and cover parcels of land ranging in size from one acre to over 20,000 acres. Certain of such leases provide the Company, as lessee, with licenses for water use. Almost all of the leased land of the Company is used in connection with the cultivation of sugar cane. Most of the leases provide that the Company pay fixed annual minimum rents (ranging from $10 to $28 per usable acre), plus additional rents based upon a percentage of gross receipts above a specified level. During the past three years, the Company has paid only minor amounts of percentage rent on the leases (listed below). There is no assurance that any of the Company's leases will be renewed.

     The following summary lists the material land leases of the Company's subsidiaries, as lessees, and certain material terms thereof:

                                      Sugar Cane
                     Expiration       Acreage in      Gross     Minimum
      Plantation     Date             Cultivation    Acreage      Rent
      ----------     -------------    -----------    -------    --------
      Kekaha         month to month         6,798     27,720    $251,500
      Lihue          month to month         4,054      6,200    $ 56,370
      Lihue          12/15/02                   0      3,106    $ 20,630
      Lihue          10/31/00               1,083      4,406    $ 19,132
      Lihue          6/28/06                  418        670    $  9,208
      Pioneer        3/12/01                    0      2,509    $100,937
      Lihue          11/28/01                 831        831    $  8,310

                               OTHER PROPERTY.

     In addition to the real property discussed above, the Company also owns two sugar mills, each with its own power plant. The mills and power plants are located in Kekaha and Lihue, Kauai. Each of these facilities is involved in the production of raw sugar from sugar cane and the production of electrical and steam power. Management plans to mill the entire year 2000 crop at the Lihue sugar mill. As a result, the normal off-season repair work was not performed at the Kekaha factory, which is sitting idle.

Depending upon management's evaluation of the actual operating efficiencies and cost savings from milling the entire crop at Lihue, management will make a final decision on whether or not to permanently close the Kekaha Mill or whether to re-open it for the year 2001 harvest.


ITEM 3.  LEGAL PROCEEDINGS

     Reference is made to the Commitments and Contingencies Section of Notes to Consolidated Financial Statements for a detailed discussion regarding lawsuits which allegedly arose out of the operations of the Oahu Sugar Company, Limited ("Oahu Sugar"), a subsidiary of the Company, which discussion is hereby incorporated herein by reference.

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

     Defendants filed an answer, as amended, denying the substantive allegations of Oahu Sugar's complaint and asserting various affirmative defenses. In addition, the defendants filed a seven-count counterclaim against Oahu Sugar. In the counterclaim, defendants alleged, among other things, that Oahu Sugar failed to make the equipment available for removal on a timely basis, and that Oahu Sugar otherwise improperly interfered with defendants' plans for the removal and subsequent sale of the equipment. In the counterclaim, defendants sought, among other things, general, special and punitive damages, attorneys' fees, costs, and such other relief as the Court may have deemed appropriate.

     Oahu Sugar's declaratory relief claim was settled in advance of trial.

Oahu Sugar obtained dismissals and directed verdicts on six of defendants' claims. The remaining portions of the complaint and counterclaim proceeded to a jury trial and verdict. On December 2, 1999, the jury denied Oahu Sugar relief on its remaining claims and awarded the defendants approximately $2.6 million in damages on their counterclaim. On March 22, 2000, the trial court entered judgment against Oahu Sugar for the $2.6 million in damages awarded by the jury. In addition, the trial court awarded counterclaimants $751,000 in attorneys' fees, $28,000 in costs and $866,000 in prejudgment interest. Oahu Sugar has filed post trial motions for judgment as a matter of law and for a new trial. If the trial court does not grant Oahu Sugar substantial relief, Oahu Sugar intends to pursue an appeal (subject to satisfying bonding requirements). Oahu Sugar continues to believe that it is entitled to affirmative relief on its complaint and that it has meritorious defenses to the counterclaim that it intends to appeal. The Company, however, can provide no assurances that it will be successful in obtaining affirmative relief or overturning the verdict against Oahu Sugar. This verdict, if upheld, could have a material adverse effect on the Oahu Sugar's financial condition.

     On October 7, 1999, Oahu Sugar Company was named in a lawsuit entitled, Akee, et al. v. Dow Chemical Company, et al., Civil No. 99-3757-10, and filed in Hawaii State Court (Circuit Court of the First Circuit of Hawaii). Oahu Sugar has been served. This multiple plaintiff toxic tort case names Oahu Sugar and a number of additional defendants including several large chemical, petroleum and agricultural companies. Plaintiffs attempt to allege several causes of action related to personal injuries arising from exposure to allegedly multiple toxic fumigants. Plaintiffs allege that Oahu Sugar and other defendants used these fumigants in their agricultural operations and that the fumigants have contaminated the air, soil and water in the area surrounding their residences. Plaintiffs seek damages for various unspecified personal injuries/illnesses, emotional distress, lost wages and wrongful deaths as well as damages for unlawful/unfair or deceptive practices and punitive damages.

     On September 30, 1999, Oahu Sugar was one of several defendants named in a lawsuit entitled, City and County of Honolulu v. Leppert, et al.
Civil No. CV 99 00670 ACK-FIY, and filed in the federal court, District of Hawaii. Oahu Sugar has been served. Plaintiff filed this environmental action in an attempt to assert several causes of action including (1) clean-up and other response costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"); (2) owner/operator liability, contribution and indemnity under Hawaii statutory law; (3) strict liability for ultrahazardous activity; and (4) negligence. Plaintiff alleges that defendant Oahu Sugar previously operated a sugar mill on property currently owned by plaintiff, and used pesticides, herbicides, fumigants, petroleum products and by-products and other hazardous chemicals which were allegedly released into the soil and/or groundwater at the subject property. Plaintiff seeks recovery of response costs it has incurred and to be incurred, a declaration of the rights and liabilities for past and any future claims, damages for lost property value, technical consulting and legal costs in investigating the property, increased construction costs, and attorneys' fees and costs.

     On September 30, 1999, Oahu Sugar was named in a lawsuit entitled, City and County of Honolulu v. Leppert, et al., Civil No. 99-3678-09, and filed in Hawaii State Court, Circuit Court for the First Circuit of Hawaii. Oahu Sugar has been served. This case is the same case as the CERCLA action above, except that it asserts causes of action under the Hawaii Environmental Response Law, the state law equivalent of CERCLA. The alleged specific causes of action include (1) owner/operator liability, contribution and indemnity under Hawaii Revised Statue Section 128D-18; (2) strict liability; (3) negligence, and, (4) declaratory relief on state claims.

     One of Oahu Sugar's insurance carriers is partially funding the defense of these environmental-related cases, subject to a reservation of rights. Oahu Sugar can give no assurances as to the portion of defense costs and indemnity costs, if any, that will ultimately be borne by the insurance carrier.

     These environmental-related lawsuits are in the beginning stages of litigation. The Company believes that Oahu Sugar has meritorious defenses to these lawsuits and Oahu Sugar will defend itself vigorously. However, there can be no assurances that these cases (or any of them), when once adjudicated, will not have a material adverse effect on the financial condition of Oahu Sugar.

     The Hawaii Department of Health ("Health Department") has conducted inspections of the plantation properties of Kekaha Sugar Co., Ltd., Lihue Plantation Co., Ltd., and Pioneer Mill Co. As a result of the inspections, the Health Department has noted various areas of non-compliance with environmental law. In the case of Kekaha Sugar Co., Ltd., the Health Department is preparing to bring a civil action against Kekaha to ensure compliance with laws and to assess penalties, but the Health Department has not indicated the amount of penalties it will seek. As a result of the inspection of its properties, Lihue Plantation Co., Ltd. has received a letter requiring certain corrective actions, but the Department of Health has reserved the right to take further enforcement action. Pioneer Mill Co. has not received the inspection report of the Hawaii Department of Health and is therefore unable to determine what actions or penalties the Hawaii Department of Health may impose.

     While there can be no assurance that the above matters will be concluded without a material adverse effect on the financial condition of the Company, the Company believes that it has made adequate provision in the accompanying financial statements for its reasonably estimated loss contingencies.

     Other than as described above, the Company is not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to its business. The Company and/or certain of its affiliates have been named as defendants in several pending lawsuits. While it is impossible to predict the outcome of such routine litigation that is now pending (or threatened) and for which the potential liability is not covered by insurance, the Company is of the opinion that the ultimate liability from any of this litigation will not materially adversely affect the Company's results of operations or its financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1998 and 1999.

                                   PART II

ITEM 5.  MARKET FOR THE COMPANY'S AND AJF'S COMMON EQUITY AND
         RELATED SECURITY HOLDER MATTERS

     The Company is wholly-owned by Northbrook and, hence, there is no public market for the Company's membership interest. AJF is a wholly-owned subsidiary of Northbrook and there is no public market for AJF's Stock.


ITEM 6. SELECTED FINANCIAL DATA

                          AMFAC/JMB HAWAII, L.L.C.
      For the years ended December 31, 1999, 1998, 1997, 1996 and 1995
                           (Dollars in Thousands)

                   1999        1998        1997        1996        1995
                 --------    --------    --------    --------    --------
Total revenues
 (c) . . . . .   $ 67,872      99,654      86,383      97,406     101,607
                 ========    ========    ========    ========    ========
Net income
 (loss) (d). .   $(19,873)    (41,735)    (25,572)    (34,166)     12,708
                 ========    ========    ========    ========    ========
Net income
 (loss) per
 share (b)

Total assets .   $359,694     431,080     464,245     483,605     521,598
                 ========    ========    ========    ========    ========
Amounts due
 affiliates -
 Senior debt
 financing . .   $172,965     110,325     125,290     103,579      76,911
                 ========    ========    ========    ========    ========
Certificate of
 Land Apprecia-
 tion Notes. .   $139,413     220,692     220,692     220,692     220,692
                 ========    ========    ========    ========    ========

      (a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report on Form 10-K.

      (b) The Company is a wholly-owned subsidiary of Northbrook; therefore, net loss per share is not presented.

      (c) Total revenues includes interest income of $785 in 1999, $976 in 1998, $386 in 1997, $463 in 1996 and $1,288 in 1995.

      (d) In 1999 and 1995, the Company recognized an extraordinary gain from the extinguishment of debt of $11,265 and $32,544, respectively (after reduction of income taxes of $7,203 and $20,807), respectively, which is reflected in 1999 and 1995 net income (loss), respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All references to "Notes" herein are to Notes to Consolidated Financial Statements contained in this report.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL.

     A significant portion of the Company's cash needs result from the nature of the real estate development business, which requires a substantial investment in preparing development plans, seeking land urbanization and other governmental approvals and completing infrastructure improvements prior to realizing a cash return on the investment. Additionally, the Company's sugar operations incur a cash deficit during the first half of the year of $10 to $15 million. This seasonal cash deficit is due to the sugar plantations' operating costs being incurred fairly ratably during the year, while revenues are received between May and December, concurrent with raw sugar deliveries to the California and Hawaiian Sugar Company ("C&H"). In addition to seasonal cash needs, in many years cash flow from sugar operations has been negative, requiring a net cash investment to fund the operating deficits and any capital costs. Other significant cash needs also include overhead expenses and debt service.

     As previously reported, the Company continues to face a severe liquidity shortage. The Company has made expense cuts and deferrals where possible. Additionally, the Company has not paid the quarterly interest payment (due in January 2000) to the State of Hawaii Employee Retirement System related to their $66 million loan secured by the Royal Kaanapali Golf Courses. These measures, along with the closing of the sale of a land parcel in Kaanapali Golf Estates in January 2000, have kept the Company operating through the date of this report. However, management does not expect any relief from the extremely tight cash situation, at least until a new investor is admitted to the KOR limited partnership (as described below).

     Unfortunately, there are several large, contingent cash expenditures that may make any relief temporary. These include:

      (1) the ultimate outcome of the litigation and environmental matters described in Item 3. "Legal Proceedings";

      (2) a loss of sugar revenues resulting from an anticipated sugar price that is 15% lower than the average price received in 1999;

      (3) the uninsured portion of the costs associated with the breakdown in February 2000 of the primary power generation equipment at the Lihue Plantation Company power plant; and

      (4) the possibility that Kauai Electric Company, if it is unable to obtain certain land use permits, could attempt to exercise its option to rescind its purchase of a parcel of land from the Lihue Plantation Company (a subsidiary of the Company) and require the return of the approximately $5 million purchase price paid to Lihue Plantation in 1992.

     It is difficult to predict the ultimate outcome of these various contingencies, any of which could have a material adverse effect on the financial condition of the Company.

     In the absence of additional land and business sales (none of which are currently expected to close before the second quarter of 2000) or financing from third parties (which has generally not been obtainable), the Company believes that additional borrowings from Northbrook or its affiliates will be necessary to meet its short-term and long-term liquidity needs. Northbrook and its affiliates have made such borrowings available to the Company in the past. However, there is no assurance that Northbrook or its affiliates will have sufficient funds through the end of 2000, or in the long-term, or that Northbrook or its affiliates will make such funds available to the Company, to meet the Company's short-term or long-term liquidity needs. To the extent that Northbrook or its affiliates make such borrowings available to the Company during 2000, any such borrowings would be required (i) to be Senior Indebtedness, (ii) to accrue interest at the rate of prime plus 1%, and (iii) to have principal and interest fully repayable prior to the end of year 2000. The Company has implemented other alternatives to address the projected cash deficits for 2000. These alternatives include expense cuts and deferrals at several of the Company's businesses. Although these expense cuts and deferrals have improved the Company's short-term cash situation, the Company must either complete additional land or business sales, or receive new loans from Northbrook or its affiliates, to provide sufficient cash to operate through the end of 2000.

     In recent years, the Company has funded its significant cash requirements primarily through senior debt borrowings from Northbrook and one of its subsidiaries and from revenues generated by the development and sale of its properties. Significant short-term cash requirements relate to the funding of agricultural deficits, interest expenses and overhead expenses. At December 31, 1999, the Company had unrestricted cash and cash equivalents of approximately $10.0 million. The Company intends to use its cash reserves, land sales proceeds and proceeds from new financings or joint venture arrangements to meet its short-term liquidity requirements. However, there can be no assurance that new financings can be obtained or property sales completed.

     The Company's land holdings on Maui and Kauai are its primary sources of future land sale revenues. However, due to current market conditions, the difficulty in obtaining land use approvals and the high development costs of required infrastructure, the Company does not believe that it will be able to generate significant amounts of cash in the short-term from the development of these lands. As a result, the Company is also marketing certain unentitled agricultural and conservation parcels to generate cash.

     Although only small portions of the Company's lands are formally listed for sale, management is exploring the possible sale of other parcels with prospects that the Company has identified through its own extensive network of contacts in the real estate business. Additionally, it is well known throughout the real estate industry in Hawaii that the Company has been aggressively marketing and selling land and, thus, management receives a significant number of direct inquiries from brokers and prospective purchasers.

     Approximately 474 acres of land on Kauai and 1,580 acres on Maui are currently under contract for sale. However, the contracts have due diligence investigation periods which allow the prospective purchasers to terminate the agreements. There can be no assurance that the signed contracts for sale will in fact close under their current terms and conditions or any other terms or that the Company will be successful in selling this land or other land at an acceptable price.

     During 1999, the Company generated approximately $14.9 million from the sale of approximately 2,200 acres on Maui and Kauai, including the sale of Kapaa 1400 on Kauai for $4.4 million (November 1999) and the sale of a 17 acre parcel in Kaanapali Golf Estates on Maui for $4.5 million (October
1999).

     During all of 1998, the Company generated approximately $41.3 million of land sales, of which approximately $16 million came from the sale of the 6,700 acre Kealia parcel in June 1998. The Company received $5.6 million in cash at closing, $5.6 million from subsequent installment payments, and the remaining $4.8 million in March 1999. The sale of the 740-acre Olowalu parcel on Maui closed in September 1998 for a sales price of $9.6 million, paid in full at closing. In November 1998, the Company received approximately $7.7 million in cash from the sale of certain millsite property at Oahu Sugar. The Company used a portion of the proceeds to pay down $6 million on the Company's $10 million City Bank loan and received a one-year extension on the repayment of the $4 million remaining balance. Additionally in 1998, the Company generated approximately $4.1 million of lot sales at Kaanapali Golf Estates and approximately $3.0 million from the sales of primarily unentitled agricultural and conservation land parcels on Kauai and Hawaii.

     During 1997, the Company generated approximately $21.2 million of land sales, of which $4.8 million came from Kaanapali Golf Estates on Maui; $5.2 million was from four oceanfront residential lots at Kai Ala Place; and $7.4 million was from the sale of unentitled agricultural and conservation land parcels on the islands of Kauai and Hawaii.

     The Company continues to implement certain cost savings measures and to defer certain development costs and capital expenditures for longer-term projects. The Company's Property segment expended approximately $3.7 million, $7.0 million and $10.1 million in project costs during 1999, 1998 and 1997, respectively, and anticipates expending approximately $8.7 million in project costs during 2000. As of December 31, 1999, contractual commitments related to project costs totaled approximately $.6 million.

     The Company completed the purchase of its former joint venture partner's 50% interest in the 96 acre beachfront parcel commonly referred to as Kaanapali North Beach. The Company and Tobishima Pacific, Inc. ("TPI") were unable to agree on key operating decisions related to the development of the Kaanapali Ocean Resort ("KOR") and the future development plan for the entire North Beach property. To break the deadlock on these issues, the Company exercised a buy/sell option using a $12 million stated purchase price, and TPI elected to sell its interest. The Company financed 80% of the purchase price for TPI's interest in North Beach and signed a note and first mortgage in favor of TPI for $9.6 million. The note is payable in five equal, annual principal installments beginning in September 1999, and with interest at 8.5% per annum payable quarterly. In addition to the scheduled principal and interest payments, in January 1999, the Company paid TPI $2.2 million on its note to release Lot #1 for KOR and the new 10-acre public recreation area at North Beach.

     The Company has made significant changes in the operations of its sugar plantations in an effort to reduce operating costs and increase productivity. The sugar industry in Hawaii has experienced significant difficulties for a number of years. Growers in Hawaii have long struggled with high costs of production, which have led to the closure of many plantations, including the Oahu Sugar Company and more recently Pioneer Mill Company. Transportation costs of raw sugar to the C&H refinery are also significant. Over the years, the Company has implemented numerous cost reduction and consolidation plans.

     After lengthy negotiations with the union, in April 1998, the union membership at the Kauai plantation ratified a two-year contract which included a 10% reduction in wages as well as other concessions. The two-year contract, which covers approximately 89% of the Kauai plantation workforce, expired on January 31, 2000 and has been extended on a day-to-day basis. The extension agreement allows either party to cancel upon three days notice. Renewal of the contract is currently being negotiated; however, there can be no assurance that the prior concessions and any additional changes that may be necessary will be obtained. The absence of these concessions and/or changes would cause the Company to consider the possible shutdown of its sugar operations on Kauai. Although the prior concessions provided a meaningful, positive impact on operations, they did not provide the type of structural changes necessary to provide for long-term profitability and a secure future for the Company's sugar operations.

     The Lihue Plantation Company ("Lihue Plantation") on Kauai recently suffered a breakdown of its power-generating turbine. The Company believes that the turbine repair costs and lost profits are covered by insurance (although there can be no assurance that all or any portion of the repair costs and lost profits will be so covered). In addition, Kauai Electric has indicated its intention to suspend power capacity payments to Lihue Plantation until the turbine repairs are completed and the power plant is again generating power. It is too uncertain at this time to predict whether the ultimate outcome of such matters will have a material adverse effect on the Company.

     The Company completed its final harvest of sugar cane at Pioneer Mill on Maui in September 1999 in conjunction with its shut down. Pioneer Mill had consistently incurred losses in prior years and it was expected that those losses would continue in the future. The Company intends to use portions of the land at Pioneer Mill for alternative crops. The Company's estimated future costs to shut down sugar operations at Pioneer Mill are not expected to have a material adverse effect on the financial condition of the Company.

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

     The price of raw sugar has fallen from approximately 22 cents/lb. to 17 cents/lb. for current deliveries. Futures prices for 2000 range from 18 cents/lb. to 19 cents/lb. While the Company had hedged (effectively pre-sold) a portion of the 1999 deliveries and did not experience any material impact in 1999 resulting from the current year's raw sugar price reduction, the Company anticipates receiving (at the current price levels) approximately $3.9 million less in net sugar proceeds from its 2000 harvest than originally forecasted. As the futures prices for 2000 have generally not exceeded the Company's break-even price, the Company is only 5% hedged for year 2000 deliveries. If the USDA continues to manage the sugar program at the current price levels, losses will be approximately $4 million greater than projected and it is doubtful that the Company will be able to sustain its sugar business on Kauai for more than another year or two. As described, changes in the price of raw sugar could also impact the level of agricultural deficits and, as a result, the annual cash needs of the Company. Although government legislation, which is in place through 2002, sets a target price range (currently approximately 21.5 cents to 23 center per pound) for raw sugar, it is possible that such legislation could be amended or repealed resulting in a reduction in the price of raw sugar to world levels (currently approximately 5 cents to 6 cents/lb). Such a reduction could also cause the Company to consider the shutdown of its remaining sugar plantations on Kauai.

     Decisions regarding the future of the Company's sugar operations will be made on a year-to-year basis taking into account the current year's operating results and forecasts for the upcoming year. There can be no assurance that the Company will continue with sugar production in the future.

    As the Company's sugar production decreases, the Company's water needs will also decrease. Subject to significant state regulatory restrictions, excess water may be used for other purposes and the Company is exploring alternative uses for such water. Waiahole Irrigation Company, Limited ("WIC") is a wholly-owned subsidiary of the Company and previously owned and operated a water collection and transmission system on the island of Oahu commonly referred to as the "Waiahole Ditch" (a series of tunnels and ditches constructed in the early 1900's). After the closure of Oahu Sugar in 1995, the Company negotiated an agreement in June 1998 with the State of Hawaii pursuant to which the State purchased the Waiahole Ditch from WIC for $8.5 million (which includes 450 acres of conservation land). The sale was consummated in July 1999 (with a payment by WIC of approximately $2.5 million to a third party to resolve its water claim related to the Waiahole Ditch).

     In February 1999, the Company signed a stock purchase agreement for the sale of Kaanapali Water Corporation, the Company's water utility business on West Maui for $5.5 million. This water utility serves the Kaanapali Beach Resorts. The sale received the approval of the State of Hawaii Public Utilities Commission and successfully closed on May 25, 1999.

1999 Compared to 1998

     During 1999, cash decreased by $15.6 million from December 31, 1998. Net cash provided by operating activities of $3.5 million and investing activities of $8.0, was offset by cash used in financing activities of $27.2 million.

     During 1999, net cash flow provided by operating activities was $3.5 million, as compared to $6.6 million in 1998. The $3.1 million decrease in cash flow provided by operating activities was due primarily to (i) a $13.9 million decrease in inventories during 1999 as compared to a decrease of $46.9 million during 1998 due to the decrease in the volume of land sales in 1999 and a decrease in agricultural inventories primarily as a result of the shutdown of sugar operations at the Maui plantation and a decrease in the acres planted at the Kauai plantations, (ii) a decrease of $2.2 million in Amounts due to affiliates as result of repayments to an affiliate compared to a $1.6 million increase in 1998, (iii) a partial offset resulting from a $10.3 million decrease in Receivables in 1999 related primarily to the collection of $7.6 million in receivables related to prior year land sales and a $2.4 million decrease in receivables related to sugar operations compared to the $6.5 million increase in receivables in 1998,
(iv) also partially offset by an increase in Accrued expenses of $2.7 million as a result of provisions made for certain litigation matters offset in part by a decrease in the interest accrued on the COLA notes, and
(v) an $13.5 million decrease in the Company's net loss (after adjusting for items not requiring or providing cash) in 1999 as compared to 1998.

     During 1999, net cash flow provided by investing activities was $8.0 million as compared to $15.8 million used during 1998. The $23.8 million increase in net cash provided by investing activities was principally due to (i) a $14.5 million decrease in property additions primarily due to the 1998 acquisition of Tobishima Pacific, Inc.'s 50% ownership interest in North Beach (as discussed above), and (ii) a $12.2 million increase in net property sales, disposals and retirement due primarily to the stock sale of Kaanapali Water Corporation and the asset sale of WIC's Waiahole Ditch.

     During 1999, net cash flow used in financing activities was $27.2 million compared to $26.6 million provided in 1998. The $53.8 million decrease in cash provided from financing activities is due primarily to $40.3 million cash used to redeem the Class B COLAs on June 1, 1999 (discussed below) offset in part by $21.3 million in cash advances from affiliates compared to $24.8 million in cash advances from affiliates during 1998 and a $6.7 million decrease in net long-term debt as compared to a net increase of $1.9 million in 1998.

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

     COLA RELATED OBLIGATIONS. AJF and the Company were parties to the Repurchase Agreement pursuant to which AJF was obligated to repurchase on June 1, 1999 the Class B COLAs tendered by the holders thereof. Northbrook agreed, pursuant to the Keep-Well Agreement, to contribute sufficient capital or make loans to AJF to enable AJF to meet the COLA repurchase obligations, if any, described above. In addition, the Company was obligated to cause AJF to comply with AJF's repurchase obligation. AJF did not have significant assets, and the Company was uncertain of the extent to which AJF would be able to perform its repurchase obligation. Notwith-standing AJF's repurchase obligations, the Company elected to redeem the Class B COLAs that were "put" to AJF for repurchase in partial consideration for (a) the agreements by the Company's affiliates, Fred Harvey Transportation Company ("Fred Harvey") and AF Investors, to defer until December 31, 2001 all interest accruing from January 1, 1998 through

December 31, 2001 and relating to the approximately $99,595 of Senior Indebtedness of the Company then owing to Fred Harvey and the approximately $47,693 of Senior Indebtedness of the Company then owing to AF Investors (see below); and (b) Northbrook agreeing to cause approximately $55,100 of the Company's indebtedness that was senior to the COLAs to be contributed to the capital of the Company. In connection with the foregoing deferral of interest and contribution of capital, the Company agreed to allow the senior debt held by Northbrook and its affiliates to be secured by assets of the Company. As a result of the contribution, in the Company's
December 31, 1998 balance sheet, the "Amounts due to affiliates - senior debt financing" were decreased, and the Company's "Member's equity (deficit)" was increased, by approximately $55,100. The deferral of interest, together with this contribution to capital, were made as part of the Company's effort to alleviate significant liquidity constraints and continue to meet the Value Maintenance Ratio requirement under the Indenture.

     The COLAs were issued in units consisting of one Class A COLA and one Class B COLA. As of December 31, 1999, the Company had approximately 155,271 Class A COLAs and approximately 123,554 Class B COLAs outstanding, with a principal balance of approximately $78 million and $62 million, respectively. At December 31, 1999, the cumulative interest paid per Class A COLA and Class B COLA was approximately $225 and $225, respectively.

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

     The Class B COLA Redemption Offer terminated on April 15, 1999 in accordance with its terms and with the Indenture. Approximately 162,559 Class B COLAs were submitted for repurchase pursuant to the Class B Redemption Offer of which approximately 98,229 Class B COLAs were submitted for repurchase by persons unaffiliated with the Company and which required an aggregate cash payment by the Company of approximately $40.3 million on June 1, 1999. On June 1, 1999, the Company borrowed approximately $21.3 million from AF Investors, LLC ("AF Investors") to redeem a portion of the Class B COLAs pursuant to the Class B COLA Redemption Offer. Pursuant to the terms of the Indenture, such amount borrowed from AF Investors is Senior Indebtedness that matures on December 31, 2008 and bears interest at a rate per annum of prime (8.50% at December 31, 1999) plus 1% (see deferral of interest discussion - note 3). Additional interest may be payable on such Senior Indebtedness upon its maturity based upon fair market value, if any, of the Company's equity at that time. AF Investors submitted approximately 64,330 of its 89,325 Class B COLAs for repurchase pursuant to the Class B Redemption Offer and AF Investors agreed to take back senior debt of the Company of approximately $26.4 million in lieu of cash. Such Senior Indebtedness matures on December 31, 2008 and bears interest at a rate per annum equal to the prime rate (8.50% at December 31, 1999) plus 1%. Additional interest may be payable on such Senior Indebtedness upon its maturity based upon the fair market value, if any, of the Company's equity at that time. AF Investors' Class B COLAs were contributed by Amfac Finance Limited Partnership ("Amfac Finance"), an Illinois Limited partnership and an affiliate of the Company, to AF Investors in December 1998.

     As a result of the Class B COLA repurchases, the Company retired approximately $81.3 million face value of COLA debt and correspondingly recognized a financial statement gain of approximately $14.6 million of which $8.8 million is attributable to the retirement of COLA debt held by persons unaffiliated with the Company. Such financial statement gain was reduced by applicable income taxes of approximately $7.2 million, the write-off of an applicable portion of deferred financing costs and other expenses of approximately $3.8 million increased by the reversal of previously accrued deferred contingent base interest of approximately $7.6 million resulting in a financial statement extraordinary gain of approximately $11.3 million. The tax payable on the gain (approximately $2.0 million) related to the Class B COLAs which were submitted for repurchase by persons unaffiliated with the Company pursuant to the Class B COLA Redemption Offer is not indemnified under the tax agreement with Northbrook (see Note 1).

     On January 30, 1998, Amfac Finance extended a tender offer to purchase (the "Class B Tender Offer") up to $65.4 million principal amount of separately certificated Class B COLAs ("Separate Class B COLAs") for cash at a unit price of $375 to be paid by Amfac Finance on each Separate Class B COLA tendered on or about March 24, 1998. The maximum cash to be paid under the Class B Tender Offer was approximately $49.0 million (130,842 Separate Class B COLAs at a unit price of $375 each). Approximately 62,857 Separate Class B COLAs were submitted to Amfac Finance for repurchase pursuant to the Class B Tender Offer, requiring an aggregate payment by Amfac Finance of approximately $23.6 million on March 31, 1998. In addition, on October 23, 1998, Amfac Finance extended a Tender Offer to purchase (the "Class A/B Tender Offer") up to approximately $22.5 million principal amount of jointly certificated Class A and B COLAs (together "COLA Units") for cash at a unit price of $460 to be paid by Amfac Finance on each COLA Unit on or about December 23, 1998. The maximum cash to be paid under the Class A/B Tender Offer was approximately $12.2 million (26,600 COLA Units at a unit price of $460 for each COLA Unit). Approximately 26,468 COLA Units were submitted to Amfac Finance for repurchase pursuant to the Class A/B Tender Offer, requiring an aggregate payment by Amfac Finance of approximately $12.2 million on December 23, 1998. Neither the Class B nor the Class A/B Tender Offer reduced the outstanding indebtedness of the Company. In December 1998, Amfac Finance contributed its COLAs to AF Investors. The COLAs still held by AF Investors remain outstanding pursuant to the terms of the Indenture.
Except as provided in the last sentence of this paragraph, AF Investors is entitled to the same rights and benefits of any other holder of COLAs. As discussed above, AF Investors submitted approximately 64,330 of its 89,325 Class B COLAs for repurchase pursuant to the Class B COLA Redemption Offer.

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

     The Company has received independent appraisals indicating that the appraised value of substantially all of its gross assets as of December 31, 1998, was at least approximately $453 million. Based upon the appraisals and, where a lower value was indicated, a contract to sell, the Company was able to meet the Value Maintenance Ratio as of December 31, 1998. It should be noted that, under the Indenture, the concept of Fair Market Value generally is defined as the value that an independent arm's-length purchaser, seeking to utilize such asset for its highest and best use, would pay, taking into consideration the risks and benefits associated with such use or development, current restrictions on development (including zoning limitations, permitted densities, environmental restrictions, and restrictive covenants) and the likelihood of changes to such restrictions; provided, however, that with respect to any Fair Market Value determination of all of the assets of the Company, such assets shall not be valued as if sold in bulk to a single purchaser. Although the value of certain of its assets as of December 31, 1999, may be lower than their value one year earlier, the Company believes that the values were sufficient to be in compliance with the Value Maintenance Ratio. There can be no assurance that the Company will be able to sell its real estate assets for their aggregate appraised value. Because of the size and diversity of the real estate holdings of the Company and the uncertainty of the Hawaii real estate market, it is likely that it would take a considerable period of time for the Company to sell its assets. In recent years, the Company has sold some of its real estate for less than their appraised value to meet cash needs.

     The Company uses the effective interest method and as such interest on the COLAs is accrued at the Mandatory Base Interest rate (4% per annum). The Company has not generated a sufficient level of Net Cash Flow to incur or pay Contingent Base Interest (interest in excess of 4%) on the COLAs (see Note 3) from 1990 through 1999. Contingent Base Interest through 2008 is due and payable only to the extent of Net Cash Flow. Net Cash Flow for any period is generally an amount equal to 90% of the Company's net cash revenues, proceeds and receipts after payment of cash expenditures, excluding federal and state income taxes and after the establishment by the Company of reserves. At December 31, 2008, certain levels of Contingent Base Interest may also be due and payable to the extent of Maturity Market Value. Maturity Market Value generally means 90% of the excess of the Fair Market Value of the Company's assets at maturity over its liabilities, including Qualified Allowance (described below), but only to the extent earned and payable from Net Cash Flow generated through maturity) at maturity. Approximately $83.5 million of cumulative deficiency of deferred Contingent Base Interest related to the period from August 31, 1989 (Final Issuance Date) through December 31, 1999 has not been accrued in the accompanying consolidated financial statements as the Company believes that it is not probable at this time that a sufficient level of Net Cash Flow will be generated in the future or that there will be sufficient Maturity Market Value as of December 31, 2008 (the COLA maturity date) to pay any such unaccrued deferred Contingent Base Interest. The following table is a summary of Mandatory Base Interest and deferred Contingent Base Interest (i.e. not currently due and payable) for the years ended December 31, 1999, 1998 and 1997 (dollars are in millions):

                                                1999      1998      1997
                                               ------    ------    ------

Mandatory Base Interest paid . . . . . . .     $  7.2       8.8       8.8
Contingent Base Interest due and paid. . .                  --        --
Cumulative deferred Contingent Base
  Interest . . . . . . . . . . . . . . . .     $ 83.5     120.7     107.4

Net Cash Flow was $0 for 1999, 1998 and 1997.

     Cumulative deferred Contingent Base Interest as discussed above is calculated based upon the face amount of Class A and Class B COLAs outstanding. The face amount of COLAs outstanding decreased to approximately $139.4 million at December 31, 1999 from approximately $220.7 million at December 31, 1998 resulting from the retirement of approximately $81.3 million face of COLAs pursuant to the Class B COLA Redemption Offer discussed below, and accordingly, the Cumulative deferred Contingent Base Interest decreased from $120.7 million at December 31, 1998 to $83.5 at December 31, 1999.

     With respect to any calendar year, JMB Realty Corporation ("JMB"), an affiliate of the Company, or its affiliates may receive a Qualified Allowance in an amount equal to 1.5% per annum of the Fair Market Value of the gross assets of the Company (other than cash and cash equivalents and certain other types of assets as provided for in the Indenture) for providing certain advisory services to the Company. The aforementioned advisory services, which are provided pursuant to a 30-year Services Agreement entered into between the Company and JMB in November 1988, include making recommendations in the following areas: (i) the construction and development of real property; (ii) land use and zoning changes; (iii) the timing and pricing of properties to be sold; (iv) the timing, type and amount of financing to be incurred; (v) the agricultural business; and (vi) the uses (agricultural, residential, recreational or commercial) for the land. For the years 1999, 2000 and 2001, JMB has agreed that the amount of the Qualified Allowance to be calculated shall not exceed the lesser of the amount described in the preceding sentence and $5 million. However, the Qualified Allowance shall be earned and paid for each year prior to maturity of the COLAs only if the Company generates sufficient Net Cash Flow to pay Base Interest for such year in an amount equal to 8%. Any portion of the Qualified Allowance not paid for any year shall cumulate without interest and JMB or its affiliates shall be paid such deferred amount in succeeding years, only after the payment of all Contingent Base Interest for such succeeding year and then, only to the extent that Net Cash Flow exceeds levels specified in the Indenture.

     A Qualified Allowance for 1989 of approximately $6.2 million was paid on February 28, 1990. Approximately $79.1 million of Qualified Allowance related to the period from January 1, 1990 through December 31, 1999 has not been earned and paid, and is payable only to the extent that future Net Cash Flow is sufficient. Accordingly, because the Company does not believe it is probable at this time that a sufficient level of Net Cash Flow will be generated in the future to pay the Qualified Allowance, the Company has not accrued for any Qualified Allowance payments in the accompanying consolidated financial statements. JMB has informed the Company that no incremental costs or expenses have been incurred relating to the provision of these advisory services. The Company believes that using an incremental cost methodology is reasonable. The following table is a summary of the Qualified Allowance for the years ended December 31, 1999, 1998 and 1997 (dollars are in millions):

                                               1999      1998       1997
                                              ------    ------     ------

Qualified Allowance calculated . . . . . .    $  5.0       9.8       10.1
Qualified Allowance paid . . . . . . . . .      --        --         --
Cumulative deficiency of
  Qualified Allowance at
  end of year. . . . . . . . . . . . . . .    $ 79.1      74.1       64.3

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


RESULTS OF OPERATIONS

GENERAL:

     The Company and its subsidiaries report its taxes as a part of the consolidated tax return for Northbrook. The Company and its subsidiaries have entered into a tax indemnification agreement with Northbrook, which indemnifies the Company and its subsidiaries for all past, present and future federal and state income tax liabilities (other than income taxes which are directly attributable to cancellation of indebtedness income caused by the repurchase or redemption of securities as provided for in or contemplated by the Repurchase Agreement).

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

     YEAR 2000. The Company has not experienced any material disruption in its operations in connection with the century change and does not expect any such disruption in the future. The Company has not needed to implement contingency plans, has not had any material remediation costs and does not anticipate that its future costs of remediation will be material. However, there can be no assurance that disruption may not occur in the future or that the cost of any required remediation may not be material.

     SENIOR DEBT.  Interest expense decreased for the year ended
December 31, 1999 as compared to the year ended December 31, 1998 due to a lower senior debt financing from affiliates balance attributable to Northbrook's contribution of senior debt to capital discussed above. Interest expense increased for the year ended December 31, 1998 as compared to the year ended December 31, 1997 due to additional senior debt financing from affiliates.

     The following table sets forth operating results by industry segment (see Note 13), for the years indicated (in 000's):

                                              1999      1998      1997
                                            --------  --------  --------
Agriculture Segment:
     Revenues. . . . . . . . . . . . . . .  $ 30,074    34,551    41,949
     Cost of sales . . . . . . . . . . . .    37,885    33,534    40,862
                                            --------   -------   -------
                                              (7,811)    1,017     1,087
     Operating expenses. . . . . . . . . .     4,160     5,066     4,460
                                            --------   -------   -------
     Operating (loss). . . . . . . . . . .   (11,971)   (4,049)   (3,373)
                                            --------   -------   -------
Golf Segment:
     Revenues. . . . . . . . . . . . . . .    14,832    14,485    15,618
     Cost of sales . . . . . . . . . . . .     8,867     9,911     9,877
                                            --------   -------   -------
                                               5,965     4,574     5,741
     Operating expenses. . . . . . . . . .     1,926     1,861     2,021
                                            --------   -------   -------
     Operating income. . . . . . . . . . .     4,039     2,713     3,720
                                            --------   -------   -------
Property Segment:
     Revenues. . . . . . . . . . . . . . .    22,181    49,642    28,430
     Cost of sales . . . . . . . . . . . .    17,221    57,657    27,580
                                            --------   -------   -------
                                               4,960    (8,015)      850
     Operating expenses:
       Reduction to carrying value of
         investments in real estate. . . .   (11,360)  (16,805)   (2,279)
       Other . . . . . . . . . . . . . . .    (5,761)   (7,290)   (7,692)
                                            --------   -------   -------
     Operating income (loss):
      Reduction to carrying value of
        investments in real estate . . . .   (11,360)  (16,805)   (2,279)
      Other. . . . . . . . . . . . . . . .      (801)  (15,305)   (6,842)
                                            --------   -------   -------
Unallocated operating expenses
     (primarily overhead). . . . . . . . .    (1,760)   (2,349)   (3,225)
                                            --------   -------   -------
Total operating loss . . . . . . . . . . .  $(21,853)  (35,795)  (11,999)
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

     During 1999 and 1998, agriculture revenues were $30.0 and $34.6 million, respectively.

     Agricultural revenues and cost of sales decreased in 1999 as compared to the 1998 due to the decrease in tons sold. During 1999, the Company sold approximately 75,000 tons of sugar, a 14% decrease over the same period in 1998 due in part to the timing of deliveries of raw sugar to California and Hawaiian Sugar Company. The average price of sugar sold during 1999 of approximately $348 represents a 4% decrease over the average price during 1998. The Company harvested approximately 14,600 and 9,700 acres during 1999 and 1998, respectively.

     The increase in the operating loss of $12.0 million during 1999 as compared to $4.0 million during 1998, reflects costs associated with the shutdown of sugar operations at certain of the Company's plantations and the decrease in the average price of sugar sold.

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

1999 Compared to 1998

     Golf revenues were $14.8 million during 1999 as compared to $14.5 million during 1998. Approximately 187,000 rounds of golf were played during 1999 and 1998.

     Golf cost of sales were $8.9 million during 1999 as compared to $9.9 million during 1998. The decrease in cost of sales is primarily due to the capitalization of certain leases. Golf operating expenses of $1.9 million during 1999 and 1998, consisted primarily of depreciation expense.

     The increase in the operating income of $4.0 million during 1999 as compared to $2.7 million during 1998 was due primarily to the increase in revenues and decrease in cost of sales (as discussed above).

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

1999 Compared to 1998

     Revenues decreased to $22.2 million during 1999 from $49.6 million during 1998. Revenues included land sales during 1999 of approximately $14.9 million from the sale of approximately 2,200 acres on Maui and Kauai.

Land sales during 1998 included approximately $16 million from the sale of the 6,700 acre Kealia parcel on Kauai, $9.6 million from the sale of the 740 acre Olowalu parcel on Maui, $4.1 million of land sales related to Kaanapali Golf Estates, $7.7 million from the sale of certain mill-site property at the Company's former Oahu Sugar Plantation and $3.9 million primarily from the sale of various other land parcels on Oahu, Kauai and Hawaii.

     During 1999, property cost of sales were $17.2 million as compared to $57.7 million during 1998. The $40.5 million decrease in costs was due primarily to a decrease in sales volume associated with land parcels sold (as discussed above).

     Property sales and cost of sales decreased during 1999 as compared to 1998 due to lower sales volume. Operating income improved primarily due to improved margins realized on certain property sold during 1999 as compared to 1998 and lower general and administrative expenses.

1998 Compared to 1997

     Revenues increased to $49.6 million during 1998 from $28.4 million during 1997. Property revenues include revenues from land sales of approximately $41.3 million and $21.2 million for 1998 and 1997, respectively. Land sales included revenues for 1998 of approximately $16 million from the sale of the 6,700 acre Kealia parcel on Kauai, $9.6 million from the sale of the 740-acre Olowalu parcel on Maui, $4.1 million of land sales related to Kaanapali Golf Estates, $7.7 million from the sale of certain mill-site property at the Company's former Oahu Sugar Plantation and $3.9 million primarily from the sale of various other land parcels on Oahu, Kauai and Hawaii. The Company received $11.2 million of the $16 million Kealia parcel sales proceeds in three installment payments in 1998 and receive the remaining $4.8 million in March 1999.

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

     High rates of inflation in oil prices could adversely affect the power production operations at the Kauai sugar plantations. Lihue Plantation's power purchase contract with Kauai Electric can require the plantation to provide power to the local utility where, under certain circumstances, the plantation would have to burn oil to meet those requirements. There can be no assurance that the plantation would receive rates sufficient to cover its oil costs under those circumstances.


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

     The Company's long-term debt arrangements are both fixed and variable rate. Based upon the Company's indebtedness and interest rates at December 31, 1999, a 1% increase in market rates would decrease future earnings and cash flows by approximately $2.0 million. A 1% decrease in market rates would increase future earnings and cash flows by approximately $2.0 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          AMFAC/JMB HAWAII, L.L.C.

                                    INDEX


Report of Independent Auditors
Consolidated Balance Sheets, December 31, 1999 and 1998
Consolidated Statements of Operations for the years ended
  December 31, 1999, 1998 and 1997
Consolidated Statements of Member's Equity (Deficit) for
  the years ended December 31, 1999, 1998 and 1997
Consolidated Statements of Cash Flows for the years ended
  December 31, 1999, 1998 and 19997

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



                           AMFAC/JMB FINANCE, INC.

                                    INDEX

Report of Independent Auditors
Balance Sheets, December 31, 1999 and 1998
Notes to the Balance Sheets


Schedules not filed:

     All schedules have been omitted as the required information is inapplicable or the information is presented in the financial statements or related notes.

                       REPORT OF INDEPENDENT AUDITORS


The Member
AMFAC/JMB HAWAII, L.L.C.

     We have audited the accompanying consolidated balance sheets of Amfac/JMB Hawaii, L.L.C. as of December 31, 1999 and 1998, and the related consolidated statements of operations, member's equity (deficit), and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amfac/JMB Hawaii, L.L.C. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in the accompanying consolidated financial statements, the Company has incurred recurring operating losses and has member's deficit of approximately $206 million at December 31, 1999. The Company continues to face a severe liquidity shortage and is subject to contingent cash expenditures, including environmental and tax matters (see Notes 11 and 12). These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, including the need to complete additional land or business sales, are also described in Note 11. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.





                                                 ERNST & YOUNG LLP


Honolulu, Hawaii
March 17, 2000

                          AMFAC/JMB HAWAII, L.L.C.

                         Consolidated Balance Sheets

                         December 31, 1999 and 1998

                           (Dollars in Thousands)


                                 A s s e t s
                                 -----------

                                                      1999        1998
                                                    --------    --------
Current assets:
 Cash and cash equivalents . . . . . . . . . . .    $ 10,931      26,526
  Receivables - net. . . . . . . . . . . . . . .       2,905      13,248
  Inventories. . . . . . . . . . . . . . . . . .      31,741      29,770
  Prepaid expenses . . . . . . . . . . . . . . .       1,623       2,048
                                                    --------    --------
        Total current assets . . . . . . . . . .      47,200      71,592
                                                    --------    --------
Investments. . . . . . . . . . . . . . . . . . .          40          40
                                                    --------    --------
Property, plant and equipment:
  Land and land improvements . . . . . . . . . .     253,352     291,617
  Machinery and equipment. . . . . . . . . . . .      62,210      65,641
  Construction in progress . . . . . . . . . . .         488         737
                                                    --------    --------
                                                     316,050     357,995
  Less accumulated depreciation
    and amortization . . . . . . . . . . . . . .      44,896      44,865
                                                    --------    --------
                                                     271,154     313,130
Deferred expenses. . . . . . . . . . . . . . . .       6,384      10,862
Other assets . . . . . . . . . . . . . . . . . .      34,916      35,456
                                                    --------    --------
                                                    $359,694     431,080
                                                    ========    ========

                            L i a b i l i t i e s
                            ---------------------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . .    $  6,955       6,773
  Accrued expenses . . . . . . . . . . . . . . .       9,400       6,697
  Current portion of long-term debt. . . . . . .       5,184       7,166
  Current portion of deferred income taxes . . .       1,481          81
  Debt in default. . . . . . . . . . . . . . . .      73,004      72,397
  Amounts due to affiliates. . . . . . . . . . .      12,076      12,310
  Amounts due to affiliates - Senior Debt
    financing. . . . . . . . . . . . . . . . . .         832       --
                                                    --------    --------
        Total current liabilities. . . . . . . .     108,932     105,424
                                                    --------    --------
Amounts due to affiliates - senior debt
  financing. . . . . . . . . . . . . . . . . . .     172,133     110,325
Accumulated postretirement benefit obligation. .      47,775      51,314
Long-term debt . . . . . . . . . . . . . . . . .      27,557      34,240
Other long-term liabilities. . . . . . . . . . .      16,851      25,925
Deferred income taxes. . . . . . . . . . . . . .      52,550      60,971
Certificate of Land Appreciation Notes . . . . .     139,413     220,692
                                                    --------    --------
        Total liabilities. . . . . . . . . . . .     565,211     608,891
                                                    --------    --------

Commitments and contingencies (notes 3, 4, 5, 6, 7, 8, 9, and 11)

                          AMFAC/JMB HAWAII, L.L.C.

              M e m b e r ' s   E q u i t y   ( D e f i c i t )
              -------------------------------------------------

                                                      1999        1998
                                                    --------    --------

Member's equity (deficit). . . . . . . . . . . .    (205,517)   (177,811)
                                                    --------    --------

        Total member's equity (deficit). . . . .    (205,517)   (177,811)
                                                    --------    --------

                                                    $359,694     431,080
                                                    ========    ========















































                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                          AMFAC/JMB HAWAII, L.L.C.

                    Consolidated Statements of Operations

                Years ended December 31, 1999, 1998 and 1997
                           (Dollars in Thousands)


                                          1999        1998        1997
                                        --------    --------    --------
Revenues:
  Agriculture. . . . . . . . . . . .    $ 30,074      34,551      41,949
  Property . . . . . . . . . . . . .      22,181      49,642      28,430
  Golf . . . . . . . . . . . . . . .      14,832      14,485      15,618
                                        --------    --------    --------
                                          67,087      98,678      85,997
                                        --------    --------    --------
Cost of sales:
  Agriculture. . . . . . . . . . . .      37,885      33,534      40,862
  Property . . . . . . . . . . . . .      17,221      57,657      27,580
  Golf . . . . . . . . . . . . . . .       8,867       9,911       9,877
                                        --------    --------    --------
                                          63,973     101,102      78,319
Operating expenses:
  Selling, general and
    administrative . . . . . . . . .       7,951       9,994      11,188
  Depreciation and amortization. . .       5,656       6,572       6,210
  Reduction to carrying value of
    investments in real estate . . .      11,360      16,805       2,279
                                        --------    --------    --------
        Total costs and expenses . .      88,940     134,473      97,996
                                        --------    --------    --------
        Operating loss . . . . . . .     (21,853)    (35,795)    (11,999)
                                        --------    --------    --------
Non-operating income (expenses):
  Amortization of deferred costs . .      (1,029)     (1,238)     (1,347)
  Interest income. . . . . . . . . .         785         976         386
  Interest expense . . . . . . . . .     (29,089)    (33,437)    (29,649)
                                        --------    --------    --------
                                         (29,333)    (33,699)    (30,610)
                                        --------    --------    --------

    Loss before taxes and
      extraordinary item . . . . . .     (51,186)    (69,494)    (42,609)
    Income tax benefit . . . . . . .     (20,048)    (27,759)    (17,037)
                                        --------    --------    --------

        Loss before extraordinary
          item . . . . . . . . . . .     (31,138)    (41,735)    (25,572)

    Extraordinary gain from
      extinguishment of debt
      (less applicable income
      taxes of $7,203) . . . . . . .      11,265       --          --
                                        --------    --------    --------

        Net loss . . . . . . . . . .    $(19,873)    (41,735)    (25,572)
                                        ========    ========    ========









                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                          AMFAC/JMB HAWAII, L.L.C.

            Consolidated Statements of Member's Equity (Deficit)

                Years ended December 31, 1999, 1998 and 1997

                           (Dollars in Thousands)



                                                        Total
                                                        Stock-      Total
                                           Retained    holder's    Member's
                    Common       Paid-In   Earnings     Equity      Equity
                    Stock        Capital   (Deficit)   (Deficit)   (Deficit)
                    ------       -------   ---------   ---------   ---------
Balance,
 December 31,
 1996. . . . . .   $      1      14,384    (167,956)   (153,571)      --
Net loss . . . .       --          --       (25,572)    (25,572)      --
Capital distri-
 bution - current
 income taxes
 (note 12) . . .       --          --       (11,746)    (11,746)      --
                   --------    --------    --------    --------   ---------
Balance,
 December 31,
 1997. . . . . .          1      14,384    (205,274)   (190,889)      --

Conversion to
 limited
 liability
 Company . . . .         (1)    (14,384)    205,274     190,889    (190,889)
Net loss . . . .       --         --          --          --        (41,735)
Capital distri-
 bution - current
 income taxes
 (note 12) . . .       --         --          --          --           (335)
Contribution of
 certain senior
 debt financing.       --         --          --          --         55,148
                   --------    --------    --------    --------   ---------
Balance,
 December 31,
 1998. . . . . .       --         --          --          --       (177,811)

Net loss . . . .       --         --          --          --        (19,873)
Capital distri-
 bution - current
 income taxes
 (note 12) . . .       --         --          --          --         (7,833)
                   --------    --------    --------    --------   ---------
Balance,
 December 31,
 1999. . . . . .   $   --         --          --          --       (205,517)
                   ========    ========    ========    ========   =========











                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                          AMFAC/JMB HAWAII, L.L.C.

                    Consolidated Statements of Cash Flows

                Years ended December 31, 1999, 1998 and 1997

                           (Dollars in Thousands)


                                          1999        1998        1997
                                        --------    --------    --------
Cash flows from operating activities:
  Net income (loss). . . . . . . . .    $(19,873)    (41,735)    (25,572)
  Items not requiring (providing) cash:
    Depreciation and amortization. .       5,656       6,572       6,210
    Amortization of deferred costs .       1,029       1,238       1,347
    Equity in earnings of
      investments. . . . . . . . . .       --             81         111
    Income tax benefit . . . . . . .     (12,845)    (27,759)    (17,037)
    Extraordinary gain from
      extinguishment of debt . . . .     (18,468)      --          --
    Reduction to carrying value of
     investments in real estate. . .      11,360      16,805       2,279
    Deferred interest. . . . . . . .         607         794       1,039
    Interest on advances from
      affiliates . . . . . . . . . .      14,115      15,355       5,083
    Other long-term liabilities. . .       --         (3,288)       --
  Changes in:
    Receivables - net. . . . . . . .      10,343      (6,505)     (2,002)
    Inventories. . . . . . . . . . .      13,853      46,879      19,201
    Prepaid expenses . . . . . . . .         425         600         791
    Accounts payable . . . . . . . .         182         484         570
    Accrued expenses . . . . . . . .       2,727      (1,102)        (61)
    Amounts due to affiliates. . . .      (2,243)      1,591       1,814
    Other long-term liabilities. . .      (3,319)     (3,386)     (4,125)
                                        --------    --------    --------
        Net cash provided by
          (used in) operating
          activities . . . . . . . .       3,549       6,624     (10,352)
                                        --------    --------    --------
Cash flows from investing activities:
  Property additions . . . . . . . .      (3,054)    (17,596)     (2,766)
  Property sales, disposals and
    retirements - net. . . . . . . .      12,671         514         160
  Investments in joint ventures
    and partnerships . . . . . . . .       --           --          (420)
  Other assets . . . . . . . . . . .          59       2,031      (4,928)
  Other long-term liabilities. . . .      (1,670)       (798)     (1,063)
                                        --------    --------    --------
        Net cash used in
          investing activities . . .       8,006     (15,849)     (9,017)
                                        --------    --------    --------
Cash flows from financing activities:
 Payment to redeem and purchase
  Certificate of Land
  Appreciation Notes (COLAs) . . . .     (40,274)      --          --
Deferred expenses. . . . . . . . . .         (90)        (43)       (244)
Current portion of long-term debt. .      (1,174)      --          --
Net amounts due to affiliates. . . .      21,318      24,828      16,628
Net (repayments) proceeds of
  long-term debt . . . . . . . . . .      (6,683)      1,851       3,364
Other costs related to extin-
  guishment of debt. . . . . . . . .        (247)      --          --
                                        --------    --------    --------

                          AMFAC/JMB HAWAII, L.L.C.

                                          1999        1998        1997
                                        --------    --------    --------
        Net cash provided by
          (used in) financing
          activities . . . . . . . .     (27,150)     26,636      19,748
                                        --------    --------    --------
  Net increase (decrease) in cash
    and cash equivalents . . . . . .     (15,595)     17,411         379
  Cash and cash equivalents,
    beginning of year. . . . . . . .      26,526       9,115       8,736
                                        --------    --------    --------
  Cash and cash equivalents,
    end of year. . . . . . . . . . .    $ 10,931      26,526       9,115
                                        ========    ========    ========
Supplemental disclosure of cash
 flow information:
  Cash paid for interest (net
   of amount capitalized). . . . . .    $ 14,974      17,436      24,816
                                        ========    ========    ========
  Schedule of non-cash investing
   and financing activities:
    Transfer of property actively
     held for sale to real estate
     inventories and accrued costs
     relating to real estate sales .    $ 15,824      15,180      23,862
                                        ========    ========    ========

Disposition of debt:
  Gain on extinguishment of debt . .    $ 18,468       --          --
  Face value of debt extinguished. .     (81,279)      --          --
  Other costs related to
    extinguishment of debt . . . . .         247       --          --
  Issuance of Senior Debt to
    affiliate. . . . . . . . . . . .      26,375       --          --
  Write-off of Contingent Base
    Interest . . . . . . . . . . . .      (7,624)      --          --
  Write-off of deferred COLA
    costs. . . . . . . . . . . . . .       3,539       --          --
                                        --------    --------    --------
        Cash paid to redeem
          and purchase COLAs . . . .    $(40,274)      --          --
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

                          AMFAC/JMB HAWAII, L.L.C.

                 Notes to Consolidated Financial Statements

                           (Dollars in Thousands)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BASIS OF ACCOUNTING

     Amfac/JMB Hawaii, L.L.C. (the "Company") is a Hawaii limited liability company. The Company is wholly-owned by Northbrook Corporation ("Northbrook"). The primary business activities of the Company are land development and sales, golf course management and agriculture. The Company owns approximately 31,000 acres of land located on the islands of Oahu, Maui, Kauai and Hawaii in the State of Hawaii. All of this land is held by the Company's wholly-owned subsidiaries. In addition to its owned lands, the Company leases approximately 45,000 acres of land used primarily in conjunction with its agricultural operations. The Company's operations are subject to significant government regulation.

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

     STATEMENT OF CASH FLOWS

     The Company's policy is to consider all amounts held with original maturities of three months or less in U.S. government obligations, certificates of deposit and money market funds (approximately $9,000 and $24,188 at December 31, 1999 and 1998, respectively) as cash equivalents which approximates market. These amounts include $954 and $1,923 at December 31, 1999 and 1998, respectively, which were restricted primarily to fund debt service on long-term debt related to the acquisition of power generation equipment.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Disclosures about Fair Value of Financial Instruments", requires entities to disclose the SFAS No. 107 value of certain on-and off-balance sheet financial instruments for which it is practicable to estimate. Value is defined in SFAS No. 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Company believes the carrying amounts of its financial instruments classified as current assets and liabilities in its balance sheet approximate SFAS No. 107 value due to the relatively short maturity of these instruments. Except for the loan secured by the Kaanapali Golf Courses, the Company believes the carrying value of its long-term debt (notes 4 and 6) approximates fair value. The debt secured by the Kaanapali Golf Courses has been declared in default by the lender as of January 1, 1999 and 2000 (see note 6), and as a consequence, the Company considers the disclosure of the SFAS 107 value of such debt to be impracticable. SFAS No. 107 states that quoted market prices are the best evidence of the SFAS No. 107 value of financial instruments, even for instruments traded only in thin markets. On March 15, 1999, pursuant to the indenture that governs the terms of the COLAs (the "Indenture"), the Company elected to exercise its right to redeem, and therefore was obligated to purchase, any and all Class B COLAs submitted pursuant to the Class B COLA Redemption Offer at a price of $.410 per Class B COLA (see note 5). The Class B COLA Redemption Offer expired on June 1, 1999. Since such expiration, the secondary market for COLAs has been extremely limited.

Since June 1, 1999, a limited number of COLA units have been sold in transactions arranged by brokers for amounts ranging from approximately $.310 to $.350 per Class B COLA and from approximately $.393 to $.505 per combined Class A and Class B COLA. Based on the range of transactions since June 1, 1999 and the number of COLAs outstanding (with a per unit carrying value of $1.0 and a total carrying value of $139,413 at December 31, 1999 in the accompanying consolidated financial statements), the implied SFAS No. 107 value of the COLAs would range from approximately $79,000 to $133,000. However, due to restrictions on prepayment and redemption as specified in the COLA Indenture, as well as the methodology used to determine such value, the Company does not believe that it would be able to refinance or repurchase all of its outstanding COLA units as of December 31, 1999 at this value. Reference is made to note 5 for results of the Class B COLA Redemption.

INVENTORY CAPITALIZATION AND RECOGNITION OF REVENUE FROM THE SALE OF SUGAR

     The Company capitalizes all of the expenditures incurred in bringing crops to their existing condition and location. Such capitalized expenditures include those costs related to the planting, cultivation and growing of sugar cane grown on the agricultural properties of the Company. Inventory reflected in the accompanying consolidated balance sheets at December 31, 1999 and 1998, which includes $6,308 and $11,268 respectively, related to agricultural operations, is not in excess of its estimated net realizable value. Reductions in the estimated net realizable value of unsold sugar are recognized when anticipated. In determining the net realizable value of unsold sugar, the price the Company uses is based upon the domestic price of sugar. The Company recognizes revenue and related cost of sales upon delivery of its raw sugar to the California and Hawaii Sugar Company ("C&H").

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, the application of which was subsequently deferred by Statement No. 137. The Company expects to adopt the Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company does not anticipate that the adoption of this Statement will have a significant effect on results of operations or financial position.

     INVESTMENTS

     Investments in certain partnerships and joint ventures, if any, over which the Company exercises significant influence are accounted for by the equity method. To the extent the Company engages in such activities as general partner, the Company is contingently liable for the obligations of its partnership and joint venture investments.

     LAND DEVELOPMENT

     Project costs associated with the acquisition, development and construction of real estate projects are capitalized and classified as construction in progress. Such capitalized costs are not in excess of the project's estimated fair value as reviewed periodically or as considered necessary. In addition, interest is capitalized to qualifying assets during the period that such assets are undergoing activities necessary to prepare them for their intended use. Such capitalized interest is charged to cost of sales as revenue from the real estate development is recognized. Interest costs of approximately $1,010, $766 and $1,272 have been capitalized for the years ended 1999, 1998 and 1997, respectively.

     Land actively held for sale and any related development costs transferred from construction in progress are reported as inventories in the accompanying consolidated balance sheets and are stated at the lower of cost or fair value less costs to sell.

     LONG-LIVED ASSETS

     In March 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Land held for sale of approximately $25,022 and $18,092 is included in inventory in the accompanying consolidated balance sheet at December 31, 1999 and 1998 and is carried at the lower of cost or fair value less cost to sell.

     During the fourth quarter of 1999, the Company reduced the carrying value of five land parcels which it expects to dispose of within the next year and recorded an $11,360 loss to reflect the estimated market value of those parcels.

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

     EFFECTIVE INTEREST

     For financial reporting purposes, the Company uses the effective interest rate method and accrued interest on the COLAs at 4% per annum ("Mandatory Base Interest") for the years ended December 31, 1999, 1998 and 1997.

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

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     RECLASSIFICATIONS

     Certain amounts in the December 31, 1997 and 1998 financial statements have been reclassified to conform to the December 31, 1999 presentation. Such reclassifications have not effected net loss or the deficiency in member's deficit.


(2)  ASSETS AND LIABILITIES INFORMATION
                                                      1999        1998
                                                    --------    --------
  Receivables - net:
    Trade accounts and notes
      (net of allowance) . . . . . . . . . . . .    $    864       1,458
    Sugar and molasses . . . . . . . . . . . . .         390       2,780
    Other. . . . . . . . . . . . . . . . . . . .       1,651       9,010
                                                    --------    --------
                                                    $  2,905      13,248
                                                    ========    ========
  Accrued expenses:
    Payroll and benefits . . . . . . . . . . . .    $  1,162       2,118
    Interest . . . . . . . . . . . . . . . . . .       1,905       2,892
    Other. . . . . . . . . . . . . . . . . . . .       6,333       1,687
                                                    --------    --------
                                                    $  9,400       6,697
                                                    ========    ========

(3)  INVESTMENTS

     The Company's investments at December 31, 1999 and 1998 consist of the following:

                                       Ownership           Carrying
                                       Percentage            Value
                                   -----------------   -----------------
Description                          1999      1998      1999      1998
-----------                        --------  --------  -------    ------
  Sugar Cooperatives . . . . . . .    26%       26%    $    40        40
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

     The following is the condensed, combined financial statement information (unaudited) of HSTC:

                                                      1999        1998
                                                     -------     -------
                                                      HSTC        HSTC
                                                     -------     -------

Current assets . . . . . . . . . . . . . . . . .     $31,328      16,154

Noncurrent assets. . . . . . . . . . . . . . . .       --              5
Current liabilities. . . . . . . . . . . . . . .     (31,219)    (16,050)
Noncurrent liabilities . . . . . . . . . . . . .       --          --
                                                     -------     -------
Equity . . . . . . . . . . . . . . . . . . . . .     $   109         109
                                                     =======     =======


                                                      1999        1998
                                                     -------     -------

     Revenue . . . . . . . . . . . . . . . . . .    $131,937     147,141
     Cost and expenses . . . . . . . . . . . . .      12,979      13,640
                                                    --------     -------
     Net income. . . . . . . . . . . . . . . . .    $118,958     133,501
                                                    ========     =======


(4)  AMOUNTS DUE AFFILIATES - SENIOR DEBT FINANCING

     The approximately $15,097 of remaining acquisition-related financing owed to affiliates had a maturity date of June 1, 1998 and bore interest at a rate per annum based upon the prime interest rate (8.50% at December 31, 1999), plus one percent. In addition to the $52,000 borrowed from Northbrook in 1995 to redeem Class A COLAs pursuant to the Class A Redemption Offer (see Note 5), the Company had also borrowed approximately $18,746 and $9,814 during 1996 and 1995, respectively, to fund COLA Mandatory Base Interest payments, Royal Kaanapali Golf Course debt interest payments and other operational needs. These loans from Northbrook were payable interest only until maturity, had a maturity date of June 1, 1998 and carried an interest rate per annum equal to the prime interest rate plus two percent. Pursuant to the Indenture relating to the COLAs, the amounts borrowed from Northbrook are "Senior Indebtedness" to the COLAs.

     In February 1997, the above-noted affiliate loans, along with certain other amounts due Northbrook, were converted into a new $104,759 ten year note payable. In 1998, the $104,759 note was cancelled and bifurcated into two nine-year notes: (i) a $99,595 note payable to Fred Harvey Transporta-tion Company, an affiliate of Northbrook, and (ii) a $15,000 note (with an initial balance of $7,920) payable to Northbrook. The bifurcated notes were payable interest only until maturity, have a maturity date of February 17, 2007 and accrue interest at the prime rate plus 2%. The Company borrowed an additional $16,628 during 1997 and $24,828 during 1998 to fund COLA Mandatory Base Interest payments and other operational needs from a subsidiary of Northbrook under a separate note which was payable interest only until maturity, had a maturity date of February 17, 2007 and accrued interest at the prime rate plus 2%.

     As of December 31, 1998, the Company agreed to exercise its option to redeem Class B COLAs that are "put" to AJF for repurchase in partial consideration for (a) the agreements by the Company's affiliates, Fred Harvey Transportation Company ("Fred Harvey") and AF Investors, to defer until December 31, 2001 all interest accruing from January 1, 1998 through December 31, 2001 and relating to the approximately $99,595 of Senior Indebtedness of the Company then owing to Fred Harvey and the approximately $47,693 of Senior Indebtedness of the Company then owing to AF Investors (see below); and (b) Northbrook agreeing to cause approximately $55,148 of the Company's indebtedness that was senior to the COLAs to be contributed to the capital of the Company. In connection with the foregoing deferral of interest and contribution of capital, the Company agreed to allow the senior debt held by Northbrook and its affiliates to be secured by assets of the Company. As a result of the contribution, in the Company's December 31, 1998 balance sheet, the "Amounts due to affiliates - senior debt financing" were decreased, and the Company's "Member's equity (deficit)" was increased, by approximately $55,148 The deferral of interest, together with this contribution to capital, were made as part of the Company's effort to alleviate significant liquidity constraints and continue to meet the Value Maintenance Ratio requirement under the Indenture. At current interest rates, and assuming no further advances of Senior Indebtedness, approximately $65,676 of such deferred interest relating to all Senior Indebtedness existing at December 31, 1999 will become due and payable on December 31, 2001. At such time, there can be no assurance that the Company will either (i) have unrestricted cash available for meeting such obligation or (ii) have the ability to refinance such $65,676 obligation. Failure to meet such obligation, if called, would cause all Senior Indebtedness owing to Fred Harvey or other Northbrook affiliates to be immediately due and payable. A default on Senior Indebtedness of such magnitude could constitute an event of default under the Indenture.

     On June 1, 1999, the Company borrowed approximately $21,318 from AF Investors, LLC ("AF Investors"), an affiliate of the Company, to redeem a portion of the Class B COLAs pursuant to the Class B COLA Redemption Offer (see Note 5). Pursuant to the terms of the Indenture, such amount borrowed from AF Investors is Senior Indebtedness that matures on December 31, 2008 and bears interest at a rate per annum of prime (8.50% at December 31, 1999) plus 1% (note deferral of interest discussions above). Additional interest may be payable on such Senior Indebtedness upon its maturity based upon fair market value, if any, of the Company's equity at that time. Additionally, AF Investors submitted Class B COLAs pursuant to the Class B Redemption Offer and agreed to take back senior debt in the amount of $26,375 from the Company in lieu of cash. Such Senior Indebtedness matures on December 31, 2008 and bears interest at a rate per annum equal to prime plus 1% (note deferral of interest discussion above). Additional interest may be payable on such senior debt upon its maturity based upon its fair market value, if any, of the Company's equity at that time.

     The total amount due Northbrook and its subsidiaries for Senior Debt financing discussed above as of December 31, 1999 was $172,133, which includes deferred interest to affiliates on senior debt of approximately $24,845 (all of which has been deferred until December 31, 2001, as described above). In connection with such Senior Debt Financing, the Company incurred interest expense of approximately $14,114, $15,355 and $12,083 for the years ended December 31, 1999, 1998 and 1997, respectively.

Under the terms of the Indenture, the amounts borrowed from Northbrook or its affiliates are "Senior Indebtedness" to the COLAs.

     In October of 1999, AF Investors paid approximately $808 to assume the lender's position in the loan to the Lihue Plantation Company, Limited ("Lihue") which was originally used to fund the acquisition of the Lihue's power generation equipment (see Note 6). The loan had an outstanding balance of $808 on the date of the loan transfer and bears interest at the rate equal to prime rate (8.50% at December 31, 1999) plus three and one half percent. The loan is secured by the Lihue power generation equipment, sugar inventories and receivables, certain other assets and real property of the Company, has limited recourse to the Company and certain other subsidiaries and is "Senior Indebtedness" as defined in the Indenture relating to the COLAs. The outstanding balance as of December 31, 1999 of $808 and related accrued interest of $24 is included in current liabilities.


(5)  CERTIFICATE OF LAND APPRECIATION NOTES

     The COLAs are unsecured debt obligations of the Company. Interest on the COLAs is payable semi-annually on February 28 and August 31 of each year. The COLAs mature on December 31, 2008, and bear interest after the Final Issuance Date (August 31, 1989) at a rate of 10% per annum ("Base Interest") of the outstanding principal balance of the COLAs on a cumulative, non-compounded basis, of which 6% per annum is contingent ("Contingent Base Interest") and due and payable only to the extent of Net Cash Flow (Net Cash Flow for any period is generally an amount equal to 90% of the Company's net cash revenues, proceeds and receipts after payment of cash expenditures, including the Qualified Allowance (as defined in Note 6) other than federal and state income taxes and after the establishment by the Company of reserves) or Maturity Market Value (as defined below). The Company has not generated a sufficient level of Net Cash Flow to incur or pay Contingent Base Interest on the COLAs from 1990 through 1999. Approximately $83,493 of cumulative deferred Contingent Base Interest (i.e. not due and payable in the absence of events which have not occurred) related to the period from August 31, 1989 (Final Issuance Date) through December 31, 1999 has not been accrued in the accompanying consolidated financial statements as the Company believes that it is not probable at this time that a sufficient level of Net Cash Flow will be generated in the future or that there will be sufficient Maturity Market Value as of December 31, 2008 (the COLA maturity date) to pay such unaccrued and deferred Contingent Base Interest. The following table is a summary of Mandatory Base Interest and Contingent Base Interest for the years ended December 31, 1999, 1998 and 1997:

                                              1999       1998       1997
                                            --------   -------    -------

Mandatory Base Interest paid . . . . . . .  $  7,202     8,828      8,828
Contingent Base Interest due and paid. . .  $   --        --        --
Cumulative deferred Contingent Base
  Interest . . . . . . . . . . . . . . . .  $ 83,493   120,652    107,411

Net Cash Flow was $0 for 1999, 1998 and 1997.

     Cumulative deferred Contingent Base Interest as discussed above is calculated based upon the face amount of Class A and Class B COLAs outstanding. The face amount of COLAs outstanding decreased to approximately $139,413 at December 31, 1999 from approximately $220,692 at December 31, 1998 resulting from the retirement of approximately $81,279 face of COLAs pursuant to the Class B COLA Redemption Offer discussed below, and accordingly, the Cumulative deferred Contingent Base Interest decreased from $120,652 at December 31, 1998 to $83,493 at December 31, 1999.

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

     On March 14, 1989, AJF, a wholly-owned subsidiary of Northbrook, and the Company entered into an agreement (the "Repurchase Agreement") concerning AJF's obligations to repurchase, on June 1, 1995 and 1999, the COLAs upon request of the holders thereof. The COLAs were issued in two units consisting of one Class A and one Class B COLA. As specified in the Repurchase Agreement, the holders of Class A COLAs were entitled to request AJF to repurchase their Class A COLAs on June 1, 1995 at a price equal to the original principal amount of such COLAs ($.5) minus all payments of principal and interest allocated to such COLAs. The cumulative interest paid per Class A COLA through June 1, 1995 was $.135. Also pursuant to the Repurchase Agreement, the holders of Class B COLAs were entitled to request AJF to repurchase their Class B COLAs on June 1, 1999 at a price equal to 125% of the original principal amount of such COLAs ($.5) minus all payments of principal and interest allocated to such Class B COLAs. As of December 31, 1999, the cumulative interest paid per Class A and Class B COLA was approximately $.225 and $.225, respectively.

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

     The Class B COLA Redemption Offer terminated on April 15, 1999 in accordance with its terms and with the Indenture. Approximately 162,559 Class B COLAs were submitted for repurchase pursuant to the Class B COLA Redemption Offer including approximately 98,229 Class B COLAs which were submitted for repurchase by persons unaffiliated with the Company and required an aggregate cash payment by the Company of approximately $40,274 on June 1, 1999. On June 1, 1999, the Company borrowed approximately $21,318 from AF Investors to redeem a portion of the Class B COLAs pursuant to the Class B COLA Redemption Offer. Under the terms of the Indenture, such amount borrowed from AF Investors is Senior Indebtedness that matures on December 31, 2008 and bears interest at a rate per annum of prime (8.50% at December 31, 1999) plus 1% (see deferral of interest discussion above). Additional interest may be payable on such Senior Debt upon its maturity based upon fair market value, if any, of the Company's equity at that time.

AF Investors, an affiliate of the Company, submitted approximately 64,330 of its 89,325 Class B COLAs for repurchase pursuant to the Class B Redemption Offer and AF Investors agreed to take back Senior Debt of the Company in lieu of cash. Such Senior Debt matures on December 31, 2008 and bears interest at a rate per annum equal to the prime rate (8.50% at December 31, 1999) plus 1% (see deferral of interest discussion above). Additional interest may be payable on such Senior Debt upon its maturity based upon the fair market value, if any, of the Company's equity at that time. AF Investors' Class B COLAs were contributed by Amfac Finance Limited Partnership ("Amfac Finance"), an Illinois Limited partnership and an affiliate of the Company, to AF Investors in December 1998.

     As a result of the Class B COLA repurchases on June 1, 1999, the Company retired approximately $81,279 face value of Class B COLA debt and correspondingly recognized a financial statement gain of approximately $14,630 of which $8,841 is attributable to the retirement of COLA debt held by persons unaffiliated with the Company. Such financial statement gain was reduced by applicable income taxes of approximately $7,203, the write-off of an applicable portion of deferred financing costs and other expenses of approximately $3,786 and increased by the reversal of the previously accrued deferred contingent base interest of approximately $7,624 resulting in a financial statement extraordinary gain of approximately $11,265. The tax payable on the gain (approximately $2,009) related to the Class B COLAs which were submitted for repurchase by persons unaffiliated with the Company pursuant to the Class B COLA Redemption Offer is not indemnified pursuant to the tax agreement with Northbrook (see Note 1).

     On March 15, 1995, under the terms of the Indenture, the Company elected to offer to redeem (the "Class A COLA Redemption Offer") all Class A COLAs submitted by from the registered Class A COLA holders, thereby eliminating AJF's obligation to satisfy the Class A COLA repurchase options requested by such holders as of June 1, 1995. Pursuant to the Class A COLA Redemption Offer, and in accordance with the terms of the Indenture, the Company was therefore obligated to purchase any and all Class A COLAs submitted pursuant to the Class A COLA Redemption Offer at a price of $.365 per Class A COLA. In conjunction with the Company's Class A COLA Redemption Offer, the Company made a tender offer (the "Tender Offer") to purchase up to approximately $68,000 principal value of the Class B COLAs at a price of $.220 per Class B COLA from COLA holders electing to have their Class A COLAs repurchased. Approximately 229,000 Class A COLAs were submitted for repurchase pursuant to the Class A COLA Redemption Offer and approximately 99,000 Class B COLAs were submitted for repurchase pursuant to the Tender Offer, requiring an aggregate payment by the Company of approximately $105,450 on June 1, 1995. The Company used its available cash to purchase Class B COLAs pursuant to the Tender Offer and borrowed $52,000 from Northbrook to purchase Class A COLAs pursuant to the Redemption Offer. As of December 31, 1999, the Company had approximately 155,271 Class A COLAs and approximately 123,554 Class B COLAs outstanding, with a principal balance of approximately $77,635 and $61,778, respectively.

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

     On January 30, 1998, Amfac Finance extended a Tender Offer to Purchase (the "Class B Tender Offer") up to approximately $65,421 principal amount of separately certificated Class B COLAs ("Separate Class B COLAs") for cash at a unit price of $.375 to be paid by Amfac Finance on each Separate Class B COLA on or about March 24, 1998. The maximum cash to be paid under the Class B Tender Offer was approximately $49,066 (130,842 Separate
Class B COLAs at a unit price of $.375 for each separate Class B COLA). Approximately 62,857 Separate Class B COLAs were submitted to Amfac Finance for repurchase pursuant to the Tender Offer, requiring an aggregate payment by Amfac Finance of approximately $23,571 on March 31, 1998. In addition, on October 23, 1998, Amfac Finance extended a Tender Offer to purchase (the "Class A/B Tender Offer") up to approximately $22,500 principal amount of jointly certificated Class A and B COLAs (together "COLA Units") for cash at a unit price of $.460 to be paid by Amfac Finance on each COLA Unit on or about December 23, 1998. The maximum cash to be paid under the Tender Offer was approximately $12,236 (26,600 COLA Units at a unit price of $.460 for each COLA Unit). Approximately 26,468 COLA Units were submitted to Amfac Finance for repurchase pursuant to the Tender Offer requiring an aggregate payment by Amfac Finance of approximately $12,178 on December 23, 1998. Neither the Class B nor the Class A/B Tender Offer reduced the outstanding indebtedness of the Company. In December 1998, Amfac Finance contributed its Class A and Class B COLAs to AF Investors. The COLAs still held by AF Investors remain outstanding pursuant to the terms of the Indenture. Except as provided in the last sentence of this paragraph, AF Investors is entitled to the same rights and benefits of any other holder of COLAs, including having the right to have AJF repurchase on June 1, 1999, the separate Class B COLAs that it owned. As discussed above, AF Investors submitted approximately 64,330 of its 89,325 Class B COLAs for repurchase pursuant to the Class B Redemption offer. AF Investors agreed to take back senior debt of the Company for the portion of Class B COLAs so put in lieu of cash. Because AF Investors is an affiliate of the Company, AF Investors will not be able to participate in determining whether the holders of the required principal amount of debt under the Indenture have concurred in any direction, waiver or consent under the terms of the Indenture.

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

     In April 1996, the Company reached an agreement with the ERS to amend the loan, extending the maturity date for five years. In exchange for the loan extension, the ERS received the right to participate in the "Net Disposition Proceeds" (as defined) related to the sale or the refinancing of the golf courses or at the maturity of the loan. The ERS share of the Net Disposition Proceeds increases from 30% through June 30, 1997, to 40% for the period from July 1, 1997 to June 30, 1999 and to 50% thereafter. The loan amendment effectively adjusted the interest rate as of January 1, 1995 to 9.5% until June 30, 1996. After June 30, 1996, the loan bears interest at a rate per annum equal to 8.73%. The loan amendment requires the Company to pay interest at the rate of 7% for the period from January 1, 1995 to June 30, 1996, 7.5% from July 1, 1996 to June 30, 1997,
7.75% from July 1, 1997 to June 30, 1998 and 8.5% thereafter ("Minimum Interest"). The Minimum Interest for the year ended December 31, 1999 and 1998 was $5,610 and $5,365, respectively. The accrued Minimum Interest was $1,414 as of December 31, 1999 and 1998. The Company had paid the Minimum Interest to the ERS on October 29, 1999 for the payments due on January 1, April 1, and July 1, 1999, as discussed below. The scheduled minimum payments are normally paid quarterly on the principal balance of the $66,000 loan. The difference between the accrued interest expense and the Minimum Interest payment due accrues interest and is payable on an annual basis from excess cash flow, if any, generated from the Kaanapali Golf Courses. The annual minimum interest payments have been in excess of the cash flow generated by the Kaanapali Golf Courses. The total accrued interest payable from excess cash flow was approximately $5,590 as of December 31, 1999. Although the outstanding loan balance remains nonrecourse, certain payments and obligations, such as the Minimum Interest payments and the ERS's share of appreciation, if any, are recourse to the Company. However, the Company's obligations to make future Minimum Interest payments and to pay the ERS a share of appreciation would be terminated if the Company tendered an executed deed to the golf course property to the ERS in accordance with the terms of the loan amendment. Due to insufficient cash flow generated by the golf courses and intransigence by the ERS related to certain easements needed by the Company's development operations, the Company chose not to pay to the ERS the quarterly Minimum Interest payments beginning January 1, 1999, totaling approximately $5,610 through October 29, 1999. As expected, the Company received a default notice from the ERS. On October 29, 1999, after receipt of consent to certain easements, the Company paid the ERS the minimum interest payments due beginning with the January 1, 1999 through October 1, 1999 payments aggregating approximately $5,743 (including other miscellaneous costs).
Due to insufficient cash flow generated by the Kaanapali golf courses and because of continued refusal by the ERS to grant required easements, the Company did not pay to the ERS the Minimum Interest payment due on January 3, 2000. As expected, the Company received a default notice from the ERS and is currently pursuing renegotiation of the loan terms as well as attempting to obtain the other easements which the Company believes the ERS is obligated to provide.

     In January 1993, Lihue obtained a ten-year $13,250 loan used to fund the acquisition of Lihue's power generation equipment. The $13,250 loan, constituting "Senior Indebtedness" under the COLAs' Indenture, consists of two ten-year amortizing term loans of $10,000 and $3,250, respectively, payable in forty consecutive installments commencing July 1, 1993 in the principal amount of $250 and $81, respectively (plus interest). The remaining balance of the $3,250 loan was fully repaid in January 1997. The

$10,000 loan had an outstanding balance of $808 as of October 1999 when AF Investors paid the $808 to the original lender and assumed the lender's position in the loan. The loan has an outstanding balance of $808 as of December 31, 1999 and bears interest at a rate equal to the prime rate (8.5% at December 31, 1999) plus three and one half percent. Lihue had purchased an interest rate agreement which protects against fluctuations in interest rates and effectively caps the prime rate at eight percent for the first seven years of the loan agreement. The loan was secured by the Lihue power generation equipment, sugar inventories and receivables, certain other assets and real property of the Company, had limited recourse to the Company and certain other subsidiaries and was "Senior Indebtedness" as defined in the Indenture relating to the COLAs.

     In October 1993, Waikele Golf Club, Inc. ("WGCI"), a wholly-owned subsidiary of the Company that owns and operates the Waikele Golf Course, obtained a five-year $20,000 loan facility from two lenders. The loan consisted of two $10,000 amortizing loans. Each loan bore interest only for the first two years and interest and principal payments based upon an assumed 20-year amortization period for the remaining three years. The loans bore interest at prime plus 1/2% and LIBOR (6.0% at December 31, 1999) plus 3%, respectively. In February 1997, WGCI entered into an amended and restated loan agreement with the Bank of Hawaii, whereby the outstanding principal amount of the loan has been increased to $25,000, the maturity date has been extended to February 2007, the interest rate has been changed to LIBOR plus 2% until the fifth anniversary and LIBOR plus 2.25% thereafter and principal is to be repaid based on a 30-year amortization schedule. The loan is secured by WGCI's assets (the golf course and related improvements and equipment), is guaranteed by the Company, and is "Senior Indebtedness" (as defined in the Indenture). As of December 31, 1999, the outstanding balance was $24,282, with scheduled annual principal maturities of $265 in 2000 through 2006 and the balance of $22,427 in 2007.

     In December 1996, Amfac Property Development Corp. ("APDC"), a wholly-owned subsidiary of the Company, obtained a $10,000 loan facility from City Bank. The loan is secured by a mortgage on property under development at the mill-site of Oahu Sugar (the sugar plantation was closed in 1995), and is "Senior Indebtedness" (as defined in the Indenture). The loan bears interest at the bank's base rate (8.50% at December 31, 1999) plus .5% and originally was scheduled to mature on December 1, 1998. In November 1998, APDC sold certain mill-site property which served as collateral for the $10,000 City Bank loan for an approximate sales price of $7,690 in cash plus 2% of the gross sales price of subsequent parcel sales of all or any portion of the property by the purchaser. The bank required $6,000 of the sales proceeds as a principal reduction on the loan in order to release the collateral. APDC received a one-year extension on the $4,000 remaining balance of the loan which is secured by another parcel at the mill-site. The extended loan bears interest at the bank's base rate plus 1.25% and was scheduled to mature on December 1, 1999. APDC has reached an agreement with the bank for an additional one year extension on $3 million of the $4 million loan. APDC made a $1 million loan payment on December 2, 1999.
The new extended loan bears interest at the bank's base rate plus 1.25% and matures on December 1, 2000.

     In September 1998, the Company purchased Tobishima Pacific, Inc.'s ("TPI") 50% ownership interest in the 96-acre beachfront parcel (commonly referred to as Kaanapali North Beach) for $12,000. The Company paid $2,400 in cash and signed a note for $9,600. The note is secured by a mortgage on the property in favor of TPI and is "Senior Indebtedness" (as defined in the Indenture). The note is payable in five annual installments in the principal amount of $1,920 beginning in September 1999. The note bears interest of 8.5% and is payable quarterly. In January 1999, the Company paid TPI approximately $2,220 on its note to release Lot #1 for the Kaanapali Ocean Resort and the new 10-acre public recreation area at North Beach and an additional $1,920 in September 1999 as required under the terms of the note. Therefore, the outstanding balance as of December 31, 1999 is approximately $5,460.

(7)  RENTAL ARRANGEMENTS

     As Lessee

     The Company rents, as lessee, various land, facilities and equipment under operating leases. Most land leases provide for renewal options and minimum rentals plus contingent payments based on revenues or profits. Included in rent expense are minimum rentals and contingent payments for operating leases in the following amounts:

                                               1999      1998       1997
                                             -------   -------    -------
    Minimum and fixed rents. . . . . . . .   $ 1,779     2,236      2,280
    Contingent payments. . . . . . . . . .     1,323     1,219      1,340
    Property taxes, insurance
      and other charges. . . . . . . . . .     1,061       857      1,008
                                             -------    ------     ------
                                             $ 4,163     4,312      4,628
                                             =======    ======     ======

Future minimum lease payments under noncancelable operating leases aggregate approximately $7,802 and are due as follows: 2000, $1,714; 2001, $1,577; 2002, $1,236; 2003, $1,104; 2004, $976 and thereafter $1,195.
There can be no assurance that any of the Company's leases will be renewed.

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

     Charges for pension and Core Retirement Award costs allocated to the Company aggregated approximately $481, $545 and $545 for the years ended December 31, 1999, 1998 and 1997, respectively.

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

     For measuring the expected postretirement benefit obligation, an 11% annual rate of increase in the per capita claims cost was assumed through 2002. This rate was assumed to decrease to 6% in 2002 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported. An increase and (decrease) in the assumed healthcare trend rate by 1% in 1999 would increase and (decrease) the medical plans' accumulated postretirement benefit obligation as of December 31, 1999 by $851 and ($758), respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $98 and ($87), respectively.

     Net periodic postretirement benefit cost (credit) for 1999, 1998 and 1997 includes the following components:

                                           1999         1998       1997
                                           Total        Total      Total
                                          -------      ------     ------
Service cost . . . . . . . . . . . . .    $   287         287        303
Interest cost. . . . . . . . . . . . .      1,744       1,817      1,867
Amortization of net (gain) loss. . . .     (2,707)     (2,907)    (3,160)
Recognized curtailment (gain)
  loss . . . . . . . . . . . . . . . .       (871)       --         --
                                          -------      ------     ------
Net periodic postretirement
 benefit cost (credit) . . . . . . . .    $(1,547)       (803)      (990)
                                          =======      ======     ======

     The following table sets forth the plans' change in benefit obligation and benefit cost as of December 31, 1999 and 1998 as follows:

                                            December 31,    December 31,
                                               1999            1998
                                            ------------    ------------
Benefit obligation at beginning of year.      $   24,366          25,384
Service cost . . . . . . . . . . . . . .             287             286
Interest cost. . . . . . . . . . . . . .           1,744           1,818
Actuarial gains. . . . . . . . . . . . .             230            (864)
Employer contribution. . . . . . . . . .          (2,219)         (2,258)
Curtailment. . . . . . . . . . . . . . .            (906)          --
Special termination benefit. . . . . . .             226           --
                                              ----------      ----------

Benefit obligation at end of year. . . .          23,728          24,366
Unrecognized net actuarial gain. . . . .          24,047          26,948
                                              ----------      ----------
Accumulated postretirement benefit cost.      $   47,775          51,314
                                              ==========      ==========

     The Company currently amortizes unrecognized gains over the shorter of 10 years or the average remaining service period of active plan participants. However, due to the significant amount of unrecognized gain at December 31, 1999, which is included in the financial statements as a liability, and the disproportionate relationship between the unrecognized gain and accumulated postretirement benefit obligation at December 31, 1999, the Company may, in the future, change its amortization policy to accelerate the recognition of the unrecognized gain. In considering such change, the Company would need to determine whether significant changes in the accumulated postretirement benefit obligation and unrecognized gain may occur in the future as a result of changes in actuarial assumptions, experience and other factors. Any future change to accelerate the amortization of the unrecognized gain would have no effect on the Company's cash flows, but could have a significant effect on its statement of operations.

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% as of December 31, 1999 and 1998.

(9)  TRANSACTIONS WITH AFFILIATES

     With respect to any calendar year, JMB Realty Corporation ("JMB"), an affiliate of the Company, or its affiliates may receive a Qualified Allowance in an amount equal to: (i) approximately $6,200 during each of the calendar years 1989 through 1993; and (ii) thereafter, 1-1/2% per annum of the Fair Market Value (as defined in the Indenture) of the gross assets of the Company and its subsidiaries (other than cash and cash equivalents and Excluded Assets (as defined in the Indenture)) for providing certain advisory services for the Company. The aforementioned advisory services, which are provided pursuant to a 30-year Services Agreement entered into between the Company, certain of its subsidiaries and JMB in November 1988, include making recommendations in the following areas: (i) the construction and development of real property; (ii) land use and zoning changes; (iii) the timing and pricing of properties to be sold; (iv) the timing, type and amount of financing to be incurred; (v) the agricultural business; and,
(vi) the uses (agricultural, residential, recreational or commercial) for the land. For the years 1999, 2000 and 2001, JMB has agreed that the amount of the Qualified Allowance to be calculated shall not exceed the lesser of the amount described in the preceding sentence and $5 million. However, the Qualified Allowance shall be earned and paid for each year prior to maturity of the COLAs only if the Company generates sufficient Net Cash Flow to pay Base Interest to the holders of the COLAs for such year of an amount equal to 8% of the balance of the COLAs for such year; any portion of the Qualified Allowance not paid for any year shall cumulate without interest and JMB or its affiliates shall be paid such amount with respect to any succeeding year, after the payment of all Contingent Base Interest for such year, to the extent of 100% of remaining Net Cash Flow until an amount equal to 20% of the Base Interest with respect to such year has been paid, and thereafter, to the extent of the product of (a) remaining Net Cash Flow, multiplied by (b) a fraction, the numerator of which is the cumulative deficiency as of the end of such year in the Qualified Allowance and the denominator of which is the sum of the cumulative deficiencies as of the end of such year in the Qualified Allowance and Base Interest. A Qualified Allowance for 1989 of approximately $6,200 was paid on February 28, 1990. Approximately $79,102 of Qualified Allowance related to the period from January 1, 1990 through December 31, 1999 has not been earned and paid and is payable only from future Net Cash Flow. Accordingly, because the Company does not believe it is probable at this time that a sufficient level of Net Cash Flow will be generated in the future to pay the Qualified Allowance, the Company has not accrued for any Qualified Allowance in the accompanying consolidated financial statements. JMB has informed the Company that no incremental costs or expenses have been incurred relating to the provision of these advisory services. The Company believes that using an incremental cost methodology is reasonable. The following table is a summary of the Qualified Allowance for the years ended December 31, 1999, 1998 and 1997:

                                               1999      1998       1997
                                             -------   -------    -------

Qualified Allowance calculated . . . . . .   $ 5,000     9,776     10,082
Qualified Allowance paid . . . . . . . . .   $  --        --         --
Cumulative deficiency of
  Qualified Allowance at
  end of year. . . . . . . . . . . . . . .   $79,102    74,102     64,326

Net Cash Flow was $0 for 1999, 1998 and 1997.

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

     The Company, its subsidiaries and their joint ventures reimburse Northbrook, JMB and their affiliates for direct expenses incurred on their behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's or its subsidiaries' and the joint ventures' operations. The total of such costs for the years ended 1999, 1998 and 1997 was approximately $804, $669 and $658, respectively, of which $377 was unpaid as of December 31, 1999. In addition, as of December 31, 1999, the current portion of amounts due to affiliates includes $9,106 and $2,009 of income tax payable related to the Class A COLA Redemption Offer and Class B COLA Redemption Offer, respectively (see
Note 5). Also, the Company pays a non-accountable reimbursement of approximately $30 per month to JMB or its affiliates in respect of general overhead expense, all of which was paid as of December 31, 1999.

     JMB Insurance Agency, Inc., an affiliate of JMB, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those available to the Company in similar dealings with unaffiliated third parties. The total of such commissions for the years ended December 31, 1999, 1998 and 1997 was approximately $568, $587 and $742, respectively, all of which was paid as of December 31, 1999.

     Northbrook and its affiliates allocated certain charges for services to the Company based upon the estimated level of services for the years ended December 31, 1999, 1998 and 1997 of approximately $683, $923 and $780, respectively, of which $582 was unpaid as of December 31, 1999. The affiliated charges for the years ended December 1999, 1998 and 1997 were offset by $76, $17 and $189, respectively, of charges for certain expenditures paid by the Company for Northbrook. These services and costs are intended to reflect the Company's separate costs of doing business and are principally related to the inclusion of the Company's employees in the Northbrook pension plan, payment of severance and termination benefits and reimbursement for insurance claims paid on behalf of the Company. All amounts described above, deferred or currently payable, do not bear interest and are expected to be paid in future periods.

     In 1998, the $104,759 affiliate note (see Note 4) was cancelled and bifurcated into two nine-year notes: (i) a $99,595 note payable to Fred Harvey Transportation Company, an affiliate of Northbrook, and (ii) a $15,000 note (with an initial balance of $7,920) payable to Northbrook.
The bifurcated notes were payable interest only until maturity, have a maturity date of February 17, 2007 and accrue interest at the prime rate plus 2%. Pursuant to the Indenture, the amounts borrowed from Northbrook and its affiliates are "Senior Indebtedness" to the COLAs. The Company borrowed an additional $24,828 during 1998 to fund COLA Mandatory Base Interest payments and other operational needs from a subsidiary of Northbrook under a separate note which is payable interest only until maturity, had a maturity date of February 17, 2007 and accrued interest at the prime rate plus 2%. In connection with such affiliated loans, the Company incurred interest expense of approximately $14,114, $15,355 and $12,083 for the years ended December 31, 1999, 1998 and 1997, respectively.

     As of December 31, 1998, the Company agreed to exercise its option to redeem Class B COLAs that are "put" to AJF for repurchase (as described in Note 5 above), in partial consideration for (a) Fred Harvey's and AF Investors' agreement to defer until December 31, 2001 all interest accruing from January 1, 1998 through December 31, 2001 and relating to the approximately $99,595 of Senior Indebtedness of the Company then owing to Fred Harvey and the approximately $47,693 of Senior Indebtedness of the Company then owing to AF Investors (as described in Note 4 above); and (b) Northbrook agreeing to cause approximately $55,148 of the Company's indebtedness that was senior to the COLAs to be contributed to the capital of the Company. In connection with the foregoing deferral of interest and contribution of capital, the Company agreed to allow the Senior Debt held by Northbrook and its affiliates to be secured by assets of the Company.
As a result of the contribution, in the Company's December 31, 1998 balance sheet, the "Amounts due to affiliates - senior debt financing" were decreased, and the Company's "Member's equity (deficit)" was increased, by approximately $55,148. The deferral of interest, together with this contribution to capital, were made as part of the Company's effort to alleviate significant liquidity constraints and continue to meet the Value Maintenance Ratio requirement under the Indenture. At current interest rates, and assuming no further advances of Senior Indebtedness, approximately $65,676 of such deferred interest relating to all Senior Indebtedness existing at December 31, 1999 will become due and payable on December 31, 2001. At such time, there can be no assurance that the Company will either (i) have unrestricted cash available for meeting such obligation or (ii) have the ability to refinance such $65,676 obligation. Failure to meet such obligation, if called, would cause all Senior Indebtedness owing to Fred Harvey or its affiliates to be immediately due and payable. A default on Senior Indebtedness of such magnitude could constitute an event of default under the Indenture.

     On June 1, 1999, the Company borrowed approximately $21,318 from AF Investors, to redeem a portion of the Class B COLAs pursuant to the Class B Redemption Offer. Pursuant to the terms of the Indenture, such amount borrowed from AF Investors is Senior Indebtedness that matures on December 31, 2008 and bears interest at a rate per annum of Prime (8.50% at December 31, 1999) plus 1% (note deferral of interest discussion above). Additional interest may be payable on such Senior Indebtedness upon its maturity based upon fair market value, if any, of the Company's equity at that time. Additionally, AF Investors submitted Class B COLAs pursuant to the Class B Redemption Offer and agreed to take back senior debt in the amount of $26,375 from the Company in lieu of cash. Such Senior Indebtedness matures on December 31, 2008 and bears interest at a rate per annum equal to prime plus 1% (note deferral of interest discussion above). Additional interest may be payable on such senior debt upon its maturity based upon its fair market value, if any, of the Company at that time. In connection with such affiliated loans, the Company incurred interest expense of $2,665 for the year ended December 31, 1999.

     The total amount due Northbrook and its subsidiary for Senior Debt financing as of December 31, 1999 was $172,965, which includes deferred interest to affiliates on the senior debt of approximately $24,845 (all of which has been deferred until December 31, 2001, as described above). Under the terms of the Indenture, the amounts borrowed from Northbrook and its affiliates are "Senior Indebtedness" to the COLAs.


(10) SIGNIFICANT CUSTOMER

     As a result of the Company's interest in HSTC, C&H is contractually bound to purchase all of the sugar the Company produces. If, for any reason, C&H were to cease its operations, the Company would seek other purchasers for its sugar.

(11) COMMITMENTS AND CONTINGENCIES

     The Company continues to face a severe liquidity shortage. The Company has made expense cuts and deferrals where possible. Additionally, the Company has not paid the quarterly interest payment (due in January
2000) to the State of Hawaii Employee Retirement System related to their $66 million loan secured by the Royal Kaanapali Golf Courses. These measures, along with the closing of the sale of a land parcel in Kaanapali Golf Estates in January 2000, have kept the Company operating through the date of this report. However, management does not expect any relief from the extremely tight cash situation, at least until a new investor is admitted to the KOR limited partnership.

     Unfortunately, there are several large, contingent cash expenditures that may make any relief temporary. These include:

      (1) the ultimate outcome of the litigation and environmental matters described below;

      (2) a loss of sugar revenues resulting from an anticipated sugar price that is 15% lower than the average price received in 1999;

      (3) the uninsured portion of the costs associated with the breakdown in February 2000 of the primary power generation equipment at the Lihue Plantation Company power plant; and

      (4) the possibility that Kauai Electric Company, if it is unable to obtain certain land use permits, could attempt to exercise its option to rescind its purchase of a parcel of land from the Lihue Plantation Company (a subsidiary of the Company) and require the return of the approximately $5 million purchase price paid to Lihue Plantation in 1992.

     It is difficult to predict the ultimate outcome of these various contingencies, any of which could have a material adverse effect on the financial condition of the Company.

     In the absence of additional land and business sales (none of which are currently expected to close before the second quarter of 2000) or financing from third parties (which has generally not been obtainable), the Company believes that additional borrowings from Northbrook or its affiliates will be necessary to meet its short-term and long-term liquidity needs. Northbrook and its affiliates have made such borrowings available to the Company in the past. However, there is no assurance that Northbrook or its affiliates will have sufficient funds through the end of 2000, or in the long-term, or that Northbrook or its affiliates will make such funds available to the Company, to meet the Company's short-term or long-term liquidity needs. To the extent that Northbrook or its affiliates make such borrowings available to the Company during 2000, any such borrowings would required (i) to be Senior Indebtedness, (ii) to accrue interest at the rate of prime plus 1%, and (iii) to have principal and interest fully repayable prior to the end of year 2000. The Company has implemented other alternatives to address the projected cash deficits for 2000. These alternatives include expense cuts and deferrals at several of the Company's businesses. Although these expense cuts and deferrals have improved the Company's short-term cash situation, the Company must either complete additional land or business sales, or receive new loans from Northbrook or its affiliates, to provide sufficient cash to operate through the end of 2000.

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

Oahu Sugar obtained dismissals and directed verdicts on six of defendants' claims. The remaining portions of the complaint and counterclaim proceeded to a jury trial and verdict. On December 2, 1999, the jury denied Oahu Sugar relief on its remaining claims and awarded the defendants approximately $2,600 in damages on their counterclaim. On March 22, 2000, the trial court entered judgment against Oahu Sugar for the $2.6 million in damages awarded by the jury. In addition, the trial court awarded counterclaimants $751 in attorney fees, $28 in costs and $866 in prejudgment interest. Oahu Sugar has filed post trial motions for judgment as a matter of law and for a new trial. If the trial court does not grant Oahu Sugar substantial relief, Oahu Sugar intends to pursue an appeal (subject to satisfying bonding requirements). Oahu Sugar continues to believe that it is entitled to affirmation relief on its complaint and that it has meritorious defenses to the counterclaim that it intends to appeal. The Company, however, can provide no assurances that it will be successful in obtaining affirmative relief or overturning the verdict against Oahu Sugar. This verdict, if upheld, could have a material adverse effect on Oahu Sugar's financial condition.

     On October 7, 1999, Oahu Sugar Company, Limited was named in a lawsuit entitled, Akee, et al, v. Dow Chemical Company, et al., Civil No. 99-3757-10, and filed in Hawaii State Court (Circuit Court of the First Circuit of Hawaii). Oahu Sugar has been served. This multiple plaintiff toxic tort case names Oahu Sugar and a number of additional defendants including several large chemical, petroleum and agricultural companies. Plaintiffs attempt to allege several causes of action related to personal injuries arising from exposure to allegedly multiple toxic fumigants. Plaintiffs allege that Oahu Sugar and other defendants used these fumigants in their agricultural operations and that the fumigants have contaminated the air, soil and water in the area surrounding their residences. Plaintiffs seek damages for various unspecified personal injuries/ illnesses, emotional distress, lost wages and wrongful deaths as well as damages for unlawful/unfair or deceptive practices and punitive damages.

     On September 30, 1999, Oahu Sugar was one of several defendants named in a lawsuit entitled, City and County of Honolulu v. Leppert, et al.
Civil No. CV 99 00670 ACK-FIY, and filed in the federal court, District of Hawaii. Oahu Sugar has been served. Plaintiffs filed this environmental action to assert several causes of action including (1) clean-up and other response costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"); (2) owner/operator liability, contribution and indemnity under Hawaii statutory law: (3) strict liability for ultrahazardous activity; and (4) negligence. Plaintiff alleges that defendant Oahu Sugar previously operated a sugar mill on property currently owned by plaintiff, and used pesticides, herbicides, fumigants, petroleum products and by-products and other hazardous chemicals which were allegedly released into the soil and/or groundwater at the subject property. Plaintiff seeks recovery of response costs it has incurred and to be incurred, a declaration of the rights and liabilities for past and any future claims, damages for lost property value, technical consulting and legal costs in investigating the property, increased construction costs, and attorneys' fees and costs.

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

     These environmental-related lawsuits are in the beginning stages of litigation. The Company believes that Oahu Sugar has meritorious defenses to these lawsuits and, Oahu Sugar will defend itself vigorously. However, there can be no assurances that these cases (or any of them), when once adjudicated, will not have a material adverse effect on the financial condition of Oahu Sugar.

     The Hawaii Department of Health ("Health Department") has conducted inspections of the plantation properties of Kekaha Sugar Co., Ltd., Lihue Plantation Co., Ltd., and Pioneer Mill Co. As a result of the inspections, the Health Department has noted various areas of non-compliance with environmental law. In the case of Kekaha Sugar Co., Ltd., the Health Department is preparing to bring a civil action against Kekaha to ensure compliance with laws and to assess penalties, but the Health Department has not indicated the amount of penalties it will seek. As a result of the inspection of its properties, Lihue Plantation Co., Ltd. has received a letter requiring certain corrective actions, but the Department of Health has reserved the right to take further enforcement action. Pioneer Mill Co. has not received the inspection report of the Hawaii Department of Health and is therefore unable to determine what actions or penalties the Hawaii Department of Health may impose.

     While there can be no assurance that the above matters will be concluded without a material adverse effect on the financial condition of the Company, the Company believes that it has made adequate provision in the accompanying financial statements for its reasonably estimated loss contingencies.

     The Company is also involved in other various matters of ordinary routine litigation and claims. Management, after consultation with legal counsel, is of the opinion that the Company's liability (if any) for these routine matters, when ultimately determined, will not have a material adverse effect on the Company's financial position.

     The Company's property segment had contractual commitments (related to project costs) of approximately $582 as of December 31, 1999. Additional development expenditures are dependent upon the ability to obtain financing and the timing and extent of property development and sales.

     As of December 31, 1999, certain portions of the Company's land not currently under development are mortgaged as security for $1,530 of performance bonds related to property development.

(12) INCOME TAXES

     Total income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 was allocated as follows:

                                          1999        1998         1997
                                        --------    --------    --------
  Income (loss) before extra-
    ordinary gain. . . . . . . . . .    $(20,048)    (27,759)    (17,037)
  Extraordinary gain . . . . . . . .       7,203       --          --
                                        --------    --------    --------
                                        $(12,845)    (27,759)    (17,037)
                                        ========    ========    ========

     Income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997 consists of:

                                         Current    Deferred      Total
                                        --------    --------    --------

Year ended December 31, 1999:
  U.S. federal . . . . . . . . . . .    $ (6,167)    (10,797)    (16,964)
  State. . . . . . . . . . . . . . .      (1,121)     (1,963)     (3,084)
                                        --------    --------    --------
                                        $ (7,288)    (12,760)    (20,048)
                                        ========    ========    ========

Year ended December 31, 1998:
  U.S. federal . . . . . . . . . . .    $   (283)    (23,205)    (23,488)
  State. . . . . . . . . . . . . . .         (52)     (4,219)     (4,271)
                                        --------    --------    --------
                                        $   (335)    (27,424)    (27,759)
                                        ========    ========    ========

Year ended December 31, 1997:
  U.S. federal . . . . . . . . . . .    $ (9,939)     (4,477)    (14,416)
  State. . . . . . . . . . . . . . .      (1,807)       (814)     (2,621)
                                        --------    --------    --------
                                        $(11,746)     (5,291)    (17,037)
                                        ========    ========    ========

     In 1995, income tax expense related to the COLA redemption approximated $20,807. Of this amount, approximately $9,106 was attributable to current taxes related to the redeemed Class A COLA's and, accordingly, was not indemnified by Northbrook (see note 9). In 1999, income tax expense related to the Class B COLA redemption approximated $7,203. Of this amount, approximately $2,009 was attributable to current taxes related to the redeemed Class B COLA's from non-affiliated COLA holders, and, accordingly, was not indemnified by Northbrook (see note 9). Current income tax benefit attributable to the Class B COLA's, redeemed from affiliated COLA holders, of approximately $545 was indemnified by Northbrook and, accordingly, was included with the 1999 current tax benefit of $7,833 attributable to loss before extraordinary gain to derive the 1999 capital contribution related to current income taxes.

     Income tax benefit differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax loss as a result of the following:
                                          1999        1998        1997
                                        --------    --------    --------

Computed "expected" tax benefit. . .    $(17,915)    (24,324)    (14,914)
Increase (reduction) in income
 taxes resulting from:
 Pension and Core Retirement
   Award expense . . . . . . . . . .         152         232         226
 State income taxes, net of
   federal income tax benefit. . . .      (2,056)     (2,847)     (1,747)
Other, net . . . . . . . . . . . . .        (229)       (582)         42
Charitable deduction of
  appreciated property . . . . . . .       --           (238)       (644)
                                        --------    --------    --------
     Total . . . . . . . . . . . . .    $(20,048)    (27,759)    (17,037)
                                        ========    ========    ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1999 and 1998 are as follows:

                                                      1999        1998
                                                    --------    --------
Deferred tax (assets):
 Postretirement benefits . . . . . . . . . . . .    $(18,632)    (20,012)
 Interest accruals . . . . . . . . . . . . . . .        (117)     (3,047)
 Cancellation of Debt Income on
   COLA tenders. . . . . . . . . . . . . . . . .      (5,306)     (8,639)
 Other accruals. . . . . . . . . . . . . . . . .      (1,839)     (2,039)
                                                    --------    --------
       Total deferred tax assets . . . . . . . .     (25,894)    (33,737)
                                                    --------    --------
 Deferred tax liabilities:
  Accounts receivable related to profit
    on sales of sugar. . . . . . . . . . . . . .       2,249       3,216
 Inventories, principally due to
    sugar production costs, capitalized
    costs, capitalized interest and
    purchase accounting adjustments. . . . . . .      (2,698)       (870)
 Plant and equipment, principally due to
   depreciation and purchase accounting
   adjustments . . . . . . . . . . . . . . . . .       7,305       9,920
 Land and land improvements, principally
   due to purchase accounting adjustments. . . .      65,665      75,163
 Deferred gains due to installment sales for
   income tax purposes . . . . . . . . . . . . .       7,489       7,676
Investments in unconsolidated entities,
  principally due to purchase accounting
  adjustments. . . . . . . . . . . . . . . . . .         (85)       (316)
                                                    --------    --------
     Total deferred tax liabilities. . . . . . .      79,925      94,789
                                                    --------    --------
     Net deferred tax liability. . . . . . . . .    $ 54,031      61,052
                                                    ========    ========

     Northbrook's tax returns have been examined by the Internal Revenue Service (the "IRS") for the period 1992-1994, and deficiencies in excess of $100 million, including interest thereon, have been proposed by the IRS. Northbrook has filed a protest with respect to such proposal and the case is pending appeal to the Appeals Division of the IRS. The statutes of limitations with respect to Northbrook's tax returns for the years 1995 through 1998 remain open. The Company is a subsidiary of Northbrook and accordingly is subject to tax liability exposure due to the severally liable nature of responsibility for the payment of taxes for consolidated tax returns. Management believes that any final adjustments related to Northbrook's tax returns for the period 1992-1994 will not have a material effect on the financial condition of Northbrook or that of the Company. However, there can be no assurance as to the ultimate outcome of this matter.


(13) SEGMENT INFORMATION

     Property, Agriculture and Golf comprise the separate industry segments of the Company. Operating income (loss)-Other consists primarily of unallocated overhead expenses and Total assets-Other consists primarily of cash and deferred expenses.

     Total revenues, operating income (loss), assets, capital expenditures, and depreciation and amortization by industry segment for 1999, 1998 and 1997 are set forth below:

                                          1999        1998        1997
                                        --------    --------    --------
  Revenues:
    Property . . . . . . . . . . . .    $ 22,181      49,642      28,430
    Agriculture. . . . . . . . . . .      30,074      34,551      41,949
    Golf . . . . . . . . . . . . . .      14,832      14,485      15,618
                                        --------    --------    --------
                                        $ 67,087      98,678      85,997
                                        ========    ========    ========
  Operating income (loss):
    Property:
      Reduction to carrying value
        of investments in real
        estate . . . . . . . . . . .    $(11,360)    (16,805)     (2,279)
      Other. . . . . . . . . . . . .        (801)    (15,305)     (6,842)
    Agriculture. . . . . . . . . . .     (11,971)     (4,049)     (3,373)
    Golf . . . . . . . . . . . . . .       4,039       2,713       3,720
    Other. . . . . . . . . . . . . .      (1,760)     (2,349)     (3,225)
                                        --------    --------    --------
                                        $(21,853)    (35,795)    (11,999)
                                        ========    ========    ========
  Total assets:
    Property . . . . . . . . . . . .    $ 96,937     121,957     145,768
    Agriculture. . . . . . . . . . .     169,433     197,288     222,693
    Golf . . . . . . . . . . . . . .      76,893      77,644      76,977
    Other. . . . . . . . . . . . . .      16,431      34,191      18,807
                                        --------    --------    --------
                                        $359,694     431,080     464,245
                                        ========    ========    ========
  Capital expenditures:
    Property . . . . . . . . . . . .    $  1,374      13,612         276
    Agriculture. . . . . . . . . . .       1,348       2,052       2,132
    Golf . . . . . . . . . . . . . .         332       1,932         345
    Other. . . . . . . . . . . . . .       --           --            13
                                        --------    --------    --------
                                        $  3,054      17,596       2,766
                                        ========    ========    ========
  Depreciation and amortization:
    Property . . . . . . . . . . . .    $    614         822         865
    Agriculture. . . . . . . . . . .       3,590       4,496       3,890
    Golf . . . . . . . . . . . . . .       1,315       1,250       1,410
    Other. . . . . . . . . . . . . .         137           4          45
                                        --------    --------    --------
                                        $  5,656       6,572       6,210
                                        ========    ========    ========

(14) Subsequent Events

     See Notes 6 and 11 for additional subsequent events disclosure.

     COLA Interest Payment

     On February 29, 2000, an interest payment (representing Mandatory Base Interest through February 29, 2000) of approximately $2,788 was paid to the holders of COLAs.

     Kauai Plantation Union Contract

     The two-year contract, which covers approximately 89% of the Kauai plantation workforce, expired on January 31, 2000 and has been extended on a day-to-day basis. The extension agreement allows either party to cancel upon three days notice. Although the concessions obtained in the recently expired contract provided a meaningful, positive impact on operations, they did not provide the type of structural changes necessary to provide for the long-term profitability and a secure future for the Company's sugar operations. Renewal of the contract is currently being negotiated; however, there can be no assurance that the prior concessions and any additional changes that may be necessary will be obtained. The absence of these concessions and/or changes would cause the Company to consider the possible shutdown of its sugar operations on Kauai.

                                                            Schedule II

                          AMFAC/JMB HAWAII, L.L.C.

                      Valuation and Qualifying Accounts

                Years ended December 31, 1999, 1998 and 1997

                           (Dollars in Thousands)


                           Additions   Additions
               Balance at  Charges to  Charges to              Balance at
               Beginning   Cost and     Other                      End
Description    of Period   Expenses    Accounts    Deductions   of Period
-----------    ----------  ----------  ----------  ----------  ----------

Year ended December 31, 1999:
----------------------------
 Allowance for
  doubtful
  accounts:
   Trade
    accounts      $  595           1                      44         552
   Claims and
    other            --          --                      --          --
                  ------       -----       -----       -----       -----
                  $  595           1                      44         552
                  ======       =====       =====       =====       =====

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
                  ======       =====       =====       =====       =====

                       REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholder
AMFAC/JMB FINANCE, INC.

     We have audited the accompanying balance sheets of Amfac/JMB Finance, Inc. as of December 31, 1999 and 1998. These balance sheets are the responsibility of the Company's management. Our responsibility is to express an opinion on these balance sheets based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the balance sheets referred to above present fairly, in all material respects, the financial position of Amfac/JMB Finance, Inc. at December 31, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.









                                                 ERNST & YOUNG LLP

Honolulu, Hawaii
March 17, 2000

                           AMFAC/JMB FINANCE, INC.

                               Balance Sheets

                         December 31, 1999 and 1998

            (Dollars in thousands, except per share information)



                                 A S S E T S
                                 -----------


                                                      1999        1998
                                                    --------    --------

Current assets:
Cash . . . . . . . . . . . . . . . . . . . . . .    $      1           1
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

                         December 31, 1999 and 1998

                           (Dollars in Thousands)


(1)  ORGANIZATION AND ACCOUNTING POLICY

     Amfac/JMB Finance, Inc. ("AJF") was incorporated November 7, 1988 in the State of Illinois. AJF has had no financial operations. All of the outstanding shares of AJF are owned by Northbrook Corporation
("Northbrook").

     Because AJF's sole business ended with the June 1, 1999 Class B COLA repurchase, AJF is being eliminated as a registrant for periods after 1999.


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

(3)  REPURCHASE OBLIGATION

     On March 14, 1989, AJF and the Company entered into an agreement (the "Repurchase Agreement") concerning AJF's obligation (on June 1, 1995 and
1999) to repurchase, upon request of the holders thereof, the Certificate of Land Appreciation Notes due 2008 ("COLAs") issued by the Company. A total aggregate principal amount of $384,737 of COLAs were issued during the offering, which terminated on August 31, 1989. The COLAs were issued in two units consisting of one Class A and one Class B COLA. As specified in the Repurchase Agreement, the holders of Class A COLAs were entitled to request AJF to repurchase their Class A COLAs June 1, 1995 at a price equal to the original principal amount of such COLAs ($.500) minus all payments of principal and interest allocated to such COLAs. The cumulative interest paid per Class A COLA through June 1, 1995 was $.135. Also pursuant to the Repurchase Agreement the holders of the Class B COLAs were entitled to request AJF to repurchase their Class B COLAs on June 1, 1999 at a price equal to 125% of the original principal amount of such Class B COLAs ($.500) minus all payments of principal and interest allocated to such COLAs. As of December 31, 1999, the cumulative interest paid per Class A and Class B COLA is approximately $.225 and $.225, respectively.

     As discussed above in Note 2 of Notes to the Balance Sheets, the Company elected to redeem the Class B COLAs submitted for repurchase, thereby assuming AJF's repurchase obligation on June 1, 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with the accountants during the fiscal years 1999 and 1998.


                                  PART III

ITEM 10.  MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    As of December 31, 1999, the managers, executive officers and certain other officers of the Company were as follows:

                                          Position
                                          Held with
          Name                            the Company
       ----------                         ------------

      Judd D. Malkin                       Chairman
      Neil G. Bluhm                        Vice Chairman
      H. Rigel Barber                      Manager
      Gary Grottke                         President and Manager
      Peggy H. Sugimoto                    Senior Vice President and
                                           Chief Financial Officer
      Tamara G. Edwards                    Vice President and
                                           Manager
      Scott Nunokawa                       President of a significant
                                           subsidiary
      Richard Edsall                       Executive Vice President
                                           of significant subsidiaries

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

     The foregoing directors have been elected to serve one-year terms until the next annual meeting to be held on the second Tuesday of August 2000 or until his successor is elected and qualified.

     There are no arrangements or understandings between or among any of said directors or officers and any other person pursuant to which any director or officer was selected as such.

     The business experience during the past five years of the directors and such officers of the Company includes the following:

     Judd D. Malkin (age 62) has been Chairman of the Company since 1988, Mr. Malkin is also Chairman of the Board of JMB, an officer and/or director of various JMB affiliates and an individual general partner of several publicly offered real estate limited partnerships affiliated with JMB.
Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 62) has been Vice Chairman of the Company since 1994. Mr. Bluhm held various other officer positions with the Company from 1988 through 1993 and served as a Director from November 1989 to January 1994. Mr. Bluhm is also President and director of JMB, an officer and/or director of various JMB affiliates and an individual general partner of several publicly offered real estate limited partnerships affiliated with JMB. Mr. Bluhm has been associated with JMB since August 1970. Mr. Bluhm is a director of Urban Shopping Centers, Inc., an affiliate of JMB that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     H. Rigel Barber (age 51) has been Manager of the Company since April 1997. Mr. Barber is an Executive Vice President and Chief Executive Officer of JMB Realty Corporation. He has a Bachelors degree from Yale University and a law degree from Northwestern University. Prior to joining JMB, Mr. Barber was a partner in the law firm of Mayer Brown & Platt.

     Gary R. Grottke (age 44) has been President of the Company since April 1997 and has served as a Manager since August 1996. He was an officer of JMB from May 1989 to December 1993. Prior to joining JMB in 1989, Mr. Grottke was a Senior Manager at Peat, Marwick, Mitchell & Co. He holds a Masters degree in Business Administration from the Krannert School of Management at Purdue University and is a Certified Public Accountant.

     Peggy H. Sugimoto (age 49) has been Senior Vice President and Chief Financial Officer of the Company since 1994 and had been Manager from August 1996 to February 1999. Ms. Sugimoto has been associated with the Company since 1976. She is a Certified Public Accountant.

     Tamara G. Edwards (age 45) has been Vice President of the Company since August 1996 and has been Manager since February 1999. Ms. Edwards has been President and Director of several of the subsidiaries since March 1997. Ms. Edwards served as Senior Counsel for the Company from 1995 through 1997. She is a member of the California and Florida Bar Associations.

     Scott Nunokawa (age 39) joined the Company in October 1998 and is serving as President of the Company's property development subsidiary. Prior to joining the Company, Mr. Nunokawa served as Vice President of Business Development and Land Use Planning for C. Brewer Homes, Inc. He holds a Bachelors degree from the University of Hawaii. He is a licensed real estate broker.

     Richard Edsall (age 46) has been Executive Vice President of certain of the Company's subsidiaries since April 1998. Prior to joining the Company, Mr. Edsall served as Vice President and held various positions at Seminis Vegetable Seeds from 1975-1997. He holds a Masters degree in Business Administration from California Lutheran University.

ITEM 11. EXECUTIVE COMPENSATION

   Certain of the officers and managers of the Company listed in item 10 above are officers and/or directors of JMB or Northbrook and are compensated by JMB, Northbrook, or an affiliate thereof (other than the Company and its subsidiaries). The Company will reimburse Northbrook, JMB and their affiliates for any expenses incurred while providing services to the Company as described under the caption "Description of the COLAs - Limitations on Mergers and Certain Other Transactions" at pages 42-43 of the Prospectus, a copy of which is incorporated herein by reference. In addition, JMB may earn an amount, the Qualified Allowance (as defined), as described under the caption "Description of the COLAs - Certain Definitions" at page 51 of the Prospectus, a copy of which is incorporated herein by reference. See Item 13 below.


                         SUMMARY COMPENSATION TABLE

                        Annual Compensation (1)(3)(5)
                    -------------------------------------

                                                                 Other
                                                                Annual
                                                               Compensa-
                    Principal                 Salary    Bonus    tion
Name (2)            Position         Year    ($) (4)     ($)      ($)
---------------     ---------       -----    -------   ------  ---------
Gary Grottke        President        1999    325,000      N/A     N/A
                    and Manager      1998    400,000      N/A     N/A
                                     1997    350,000      N/A     N/A

Peggy Sugimoto      Senior Vice      1999    145,000   45,000     N/A
                    President        1998    145,000   35,000     N/A
                    Chief Financial  1997    140,000   30,000     N/A
                    Officer

Tamara G. Edwards   Vice President   1999    150,000  100,000     N/A
                    and Manager      1998    135,000   50,000     N/A
                                     1997    115,000   15,000     N/A

Scott Nunokawa      President of a   1999    135,000     --       N/A
 (5)                significant      1998     26,481     --       N/A
                    subsidiary       1997       --       --       N/A

Richard Edsall
 (5)                Executive        1999    155,000   20,000     N/A
                    Vice President   1998    112,673     --       N/A
                    of significant   1997       --       --       N/A
                    subsidiary
----------

      (1) The Company does not have a compensation committee. During 1999, 1998 and 1997, Mr. Malkin, Mr. Barber, and Mr. Grottke participated in the deliberations concerning executive officer compensation.

      (2) Includes CEO and 4 most highly compensated executives whose salary and bonus exceed $100,000.

      (3) Salary for Mr. Grottke represents the portion of his total compensation allocated and charged to the Company by Northbrook.

      (4) Compensation (including salary, bonus and severance) for Chris J. Kanazawa, former Senior Vice President and Director for 1998 and 1997 was $199,134 and $350,000, respectively. Compensation (including salary, bonus and severance) for Teney K. Takahashi, former Vice President for 1998 and 1997 was $177,089 and $231,000, respectively. Compensation (including salary, bonus and severance) for Timothy E. Johns, former Vice President for 1998 and 1997 was $108,219 and $139,000, respectively.

      (5) As Mr. Nunokawa and Mr. Edsall were hired by the Company during 1998, the salary amount disclosed in 1998 in the above table is the amount earned for the partial year of employment with the Company. Mr. Nunokawa's and Mr. Edsall's annualized salary in 1998 had they been employed by the Company for the entire year was $135,000 and $155,000, respectively.


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

     The Company, its subsidiaries and the joint ventures in which the Company or its subsidiaries are partners are permitted to engage in various transactions involving Northbrook, JMB and their affiliates, as described under the captions "Description of the COLAs - Limitation on Dividends, Purchases of Capital Stock and Indebtedness" and "Limitations on Mergers and Certain Other Transactions" and "Purchase or Joint Venture of Properties by Affiliates; Development of Properties as Excluded Assets; Residual Value of Company in Certain Projects" at pages 41-45, and "Risk Factors - Conflicts of Interest" at page 19 of the Prospectus, a copy of which descriptions are hereby incorporated herein by reference to
Exhibit 28.1 to the Company's Report on Form 10-K for December 31, 1988 (File No. 33-24180) dated March 21, 1989. The relationship of the Company (and its managers and executive officers and certain other officers) to its affiliates is set forth above in Item 10.

     The approximately $15 million of remaining acquisition-related financing owed to affiliates had a maturity date of June 1, 1998 and bore interest at a rate per annum based upon the prime interest rate (8.5% at December 31, 1999), plus one percent. In addition to the $52 million borrowed from Northbrook in 1995 to redeem Class A COLAs pursuant to the Redemption Offer (see Note 5), the Company had also borrowed approximately $18.7 million and $9.8 million during 1996 and 1995, respectively, to fund COLA Mandatory Base Interest payments, ERS interest payments and other operational needs. These loans from Northbrook were payable interest only, were to mature on June 1, 1998 and carried an interest rate per annum equal to the prime interest rate plus two percent. Pursuant to the Indenture relating to the COLAs, the amounts borrowed from Northbrook are "Senior Indebtedness" to the COLAs.

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

     As of December 31, 1998, the Company agreed to exercise its option to redeem Class B COLAs that are "put" to AJF for repurchase (as described above under Item 1 - "Business"), in partial consideration for (a) Fred Harvey's and AF Investors' agreement to defer until December 31, 2001 all interest accruing from January 1, 1998 through December 31, 2001 and relating to the approximately $100 million of Senior Indebtedness of the Company then owing to Fred Harvey and the approximately $48 million of Senior Indebtedness of the Company then owing to AF Investors (as described in Note 4 to the Consolidated Financial Statements of the Company); and (b) Northbrook agreeing to cause approximately $55.1 million of the Company's indebtedness that was senior to the COLAs to be contributed to the capital of the Company. In connection with the foregoing deferral of interest and contribution of capital, the Company agrees to allow the senior debt held by Northbrook and its affiliates to be secured by assets of the Company.
As a result of the contribution, in the Company's December 31, 1998 balance sheet, the "Amounts due to Affiliates" were decreased, and the Company's "Member's equity (deficit)" was increased, by approximately $55.1 million. The deferral of interest together with this contribution to capital were made as part of the Company's effort to alleviate significant liquidity constraints and continue to meet the Value Maintenance Ratio requirement under the Indenture. At current interest rates, and assuming no further advances of senior indebtedness, approximately $65.7 million of such deferred interest relating to currently existing senior indebtedness will become due and payable on December 31, 2001. At such time, there can be no assurance that the Company will either (i) have unrestricted cash available for meeting such obligation or (ii) have the ability to refinance such $65.7 million obligation. Failure to meet such obligation, if called, would cause all senior indebtedness owing to Fred Harvey or other Northbrook affiliates to be immediately due and payable. A default on Senior Indebtedness of such magnitude could constitute an event of default under the Indenture.

     On June 1, 1999, the Company borrowed approximately $21.3 million from AF Investors, LLC ("AF Investors"), an affiliate of the Company, to redeem a portion of the Class B COLAs pursuant to the Class B COLA Redemption Offer (see Note 3). Pursuant to the terms of the Indenture, such amount borrowed from AF Investors is Senior Indebtedness that matures on December 31, 2008 and bears interest at a rate per annum of prime (8.50% at December 31, 1999) plus 1% (note deferral of interest discussions above). Additional interest may be payable on such Senior Indebtedness upon its maturity based upon fair market value, if any, of the Company's equity at that time. Additionally, AF Investors submitted Class B COLAs pursuant to the Class B Redemption Offer and agreed to take back senior debt in the amount of $26.4 million from the Company in lieu of cash. Such Senior Indebtedness matures on December 31, 2008 and bears interest at a rate per annum equal to prime plus 1% (note deferral of interest discussion above). Additional interest may be payable on such senior debt upon its maturity based upon its fair market value, if any, of the Company's equity at that time.

     In October of 1999, AF Investors paid approximately $.8 million to assume the lender's position in the loan to the Lihue Plantation Company, Limited ("Lihue") which was originally used to fund the acquisition of the Lihue's power generation equipment (see Note 4). The loan had an outstanding balance of $.8 million on the date of the loan transfer and bears interest at the rate equal to prime rate (8.50% at December 31, 1999) plus three and one half percent. The loan is secured by the Lihue power generation equipment, sugar inventories and receivables, certain other assets and real property of the Company, has limited recourse to the Company and certain other subsidiaries and is "Senior Indebtedness" as defined in the Indenture relating to the COLAs.

     The total amount due Northbrook and its subsidiaries for Senior Debt financing as of December 31, 1999 was $173 million, which includes deferred interest to affiliates on senior debt of approximately $24.8 million (all of which has been deferred until December 31, 2001, as described above). Under the terms of the Indenture, the amounts borrowed from Northbrook or its affiliates are "Senior Indebtedness" to the COLAs.

     The Company incurred interest expense of approximately $14.1 million, $15.4 million and $12.8 million for the years ended 1999, 1998 and 1997, respectively, in connection with the acquisition and additional Senior Debt financing obtained from affiliates.

     With respect to any calendar year, JMB or its affiliates may receive a Qualified Allowance in an amount equal to 1-1/2% per annum of the Fair Market Value (as defined) of the gross assets of the Company and its subsidiaries (other than cash and cash equivalents and Excluded Assets (as defined)) for providing certain advisory services for the Company. The aforementioned advisory services, which are provided pursuant to a 30-year Services Agreement entered into between the Company, certain of its subsidiaries and JMB in November 1988, include making recommendations in the following areas: (i) the construction and development of real property;
(ii) land use and zoning changes; (iii) the timing and pricing of properties to be sold; (iv) the timing, type and amount of financing to be incurred; (v) the agricultural business; and, (vi) the uses (agricultural, residential, recreational or commercial) for the land. For the years 1999, 2000 and 2001, JMB has agreed that the amount of the Qualified Allowance to be calculated shall not exceed the lesser of the amount described in the preceding sentence and $5 million. However, the Qualified Allowance shall be earned and paid for each year prior to maturity of the COLAs only if the Company generates sufficient Net Cash Flow to pay Base Interest to the holders of the COLAs for such year of an amount equal to 8% of the average outstanding principal balance of the COLAs for such year; any portion of the Qualified Allowance not paid for any year shall cumulate without interest and JMB or its affiliates shall be paid such amount with respect to any succeeding year, after the payment of all Contingent Base Interest for such year, to the extent of 100% of remaining Net Cash Flow until an amount equal to 20% of the Base Interest with respect to such year has been paid, and thereafter, to the extent of the product of (a) remaining Net Cash Flow, multiplied by (b) a fraction, the numerator of which is the cumulative deficiency as of the end of such year in the Qualified Allowance and the denominator of which is the sum of the cumulative deficiencies as of the end of such year in the Qualified Allowance and Base Interest. A Qualified Allowance for 1989 of approximately $6.2 million was paid on February 28, 1990. Approximately $79.1 million of Qualified Allowance related to the period from January 1, 1990 through December 31, 1999 has not been earned and paid and is payable only from future Net Cash Flow. Accordingly, because the Company does not believe it is probable at this time that a sufficient level of Net Cash Flow will be generated in the future to pay Qualified Allowance, the Company has not accrued for any Qualified Allowance in the accompanying consolidated financial statements. JMB has informed the Company that no incremental costs or expenses have been incurred relating to the provision of these advisory services. The Company believes that using an incremental cost methodology is reasonable. The following table is a summary of the Qualified Allowance for the years ended December 31, 1999, 1998 and 1997 (dollars are in millions):

                                           1999        1998       1997
                                         --------    --------   --------

Qualified Allowance calculated . . . .   $    5.0        9.8        10.1
Qualified Allowance paid . . . . . . .        --         --         --
Cumulative deficiency of Qualified
  Allowance at end of year . . . . . .   $   79.1       74.1        64.3

Net Cash Flow was $0 for 1999, 1998 and 1997.

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

     The Company, its subsidiaries and their joint ventures, reimburse Northbrook, JMB and their affiliates for direct expenses incurred on their behalf, including salaries and salary related expenses incurred in connection with the management of the Company's or its subsidiaries and the joint ventures' operations. The total of such costs through December 31, 1999, 1998 and 1997 was $.8 million, $.7 million and $.7 million, respectively, of which $0.4 million was unpaid as of December 31, 1999. In addition, as of December 31, 1999, the current portion of amounts due affiliates includes approximately $9.1 million and $2.0 million of income tax payable related to the Class A Redemption Offer and Class B COLA Redemption Offer, respectively. Also, the Company pays a non-accountable reimbursement of approximately $.03 million per month to JMB or its affiliates in respect of general overhead expense, all of which was paid as of December 31, 1999.

     JMB Insurance Agency, Inc. an affiliate of JMB, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those available to the Company in similar dealings with unaffiliated third parties. The total of such commissions for the years ended December 31, 1999, 1998 and 1997 was approximately $.6 million, $.6 million and $.7 million, all of which was paid as of December 31, 1999.

     Northbrook and its affiliates allocated certain charges for services to the Company based upon the estimated level of services for the years ended December 31, 1999, 1998 and 1997 of approximately $.7 million, $.9 million and $.8 million, respectively, of which $.6 million was unpaid as of December 31, 1999. The affiliated charges for the years ended
December 31, 1999, 1998 and 1997 were offset by $.08 million, $.02 million and $.2 million, respectively, of certain charges for certain expenditures paid by the Company for Northbrook. These services and costs are intended to reflect the Company's separate costs of doing business and are principally related to the inclusion of the Company's employees in the Northbrook pension plan, payment of severance and termination benefits and reimbursement for insurance claims paid on behalf of the Company. All amounts described above, deferred or currently payable, do not bear interest and are expected to be paid in future periods.

     On January 30, 1998, Amfac Finance Limited Partnership ("Amfac Finance"), an Illinois limited partnership and an affiliate of the Company extended a tender offer to purchase (the "Class B Tender Offer") up to $65.4 million principal amount of separately Certificated Class B COLAs ("Separate Class B COLAs") for cash at a unit price of $375 to be paid by Amfac Finance on each Separate Class B COLA on or about March 24, 1998.
The maximum cash to be paid under the Class B Tender Offer was $49.0 million (130,842 Separate Class B COLAs at a unit price of $375 each). Approximately 62,857 Separate Class B COLAs were submitted to Amfac Finance for repurchase pursuant to the Class B Tender Offer requiring an aggregate payment by Amfac Finance of approximately $23.6 million on March 31, 1998. In addition, on October 23, 1998, Amfac Finance extended a Tender Offer to Purchase (the "Class A/B Tender Offer") up to approximately $22.5 million principal amount of Jointly Certificated Class A and B COLAs (together "COLA Units") for cash at a unit price of $460 to be paid by Amfac Finance on each COLA Unit on or about December 23, 1998. The maximum cash to be paid under the Tender Offer was approximately $12.2 million (26,600 COLA Units at a unit price of $460 for each COLA Unit). Approximately 26,473 COLA Units were submitted to Amfac Finance for repurchase pursuant to the Tender Offer requiring an aggregate payment by Amfac Finance of approximately $12.2 million on December 23, 1998. Neither the Class B nor the Class A/B Tender Offer reduced the outstanding indebtedness of the Company. In December 1998, Amfac Finance contributed its COLA Units to AF Investors. The COLA Units still held by AF Investors remain outstanding pursuant to the terms of the Indenture. Except as provided in the last sentence of this paragraph, AF Investors is entitled to the same rights and benefits of any other holder of COLA Units, including having the right to have AJF repurchase on June 1, 1999, the separate Class B COLAs that it owned. AF Investors submitted approximately 64,330 of its 89,325 Class B COLAs for repurchase pursuant to the Class B Redemption offer. AF Investors agreed to take back senior debt of the Company for the portion of Class B COLAs so put in lieu of cash. Because AF Investors is an affiliate of the Company, AF Investors will not be able to participate in determining whether the holders of the required principal amount of debt under the Indenture have concurred in any direction, waiver or consent under the terms of the Indenture.

     As a result of the Class B and Class A/B Tender Offers, the Company recognized approximately $7.9 million and $14.3 million, respectively, of taxable gain in accordance with income tax regulations for certain transactions with affiliates. Such gain is treated as cancellation of indebtedness income for income tax purposes only and, accordingly, the income taxes related to the Class B Tender Offer (approximately $3.1 million) and Class A/B Tender Offer (approximately $5.6 million) were, or will be, indemnified by Northbrook through the tax agreement between Northbrook and the Company (See Note 1 to Notes to the Consolidated Financial Statements).

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


                              AMFAC/JMB HAWAII, L.L.C.



                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 9, 2000


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Gary R. Grottke
                                    President and Manager
                              Date: March 9, 2000



                              By:   Peggy Sugimoto
                                    Senior Vice President,
                                    Chief Financial Officer
                              Date: March 9, 2000



                              By:   Gailen J. Hull
                                    Vice President and
                                    Principal Accounting Officer
                              Date: March 9, 2000

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMFAC/JMB FINANCE, INC.



                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 9, 2000


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Gary R. Grottke
                                    President
                              Date: March 9, 2000



                              By:   Gary Nickele
                                    Director
                              Date: March 9, 2000



                              By:   Gailen J. Hull
                                    Vice President Finance,
                                    Principal Accounting Officer
                              Date: March 9, 2000

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMFAC LAND COMPANY, LTD.



                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 9, 2000


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Tamara G. Edwards
                                    President and Director
                              Date: March 9, 2000



                              By:   Gary R. Grottke
                                    Vice President and Director
                              Date: March 9, 2000



                              By:   Peggy Sugimoto
                                    Vice President
                              Date: March 9, 2000



                              By:   Gailen J. Hull
                                    Vice President,
                                    Principal Accounting Officer
                                    and Director
                              Date: March 9, 2000

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMFAC PROPERTY DEVELOPMENT CORP.



                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 9, 2000


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Tamara G. Edwards
                                    President and Director
                              Date: March 9, 2000



                              By:   Peggy Sugimoto
                                    Senior Vice President - Finance
                              Date: March 9, 2000



                              By:   Gailen J. Hull
                                    Vice President,
                                    Principal Accounting Officer
                                    and Director
                              Date: March 9, 2000

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMFAC PROPERTY INVESTMENT CORP.



                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 9, 2000


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Tamara G. Edwards
                                    President and Director
                              Date: March 9, 2000



                              By:   Peggy Sugimoto
                                    Senior Vice President - Finance
                              Date: March 9, 2000



                              By:   Gailen J. Hull
                                    Vice President,
                                    Principal Accounting Officer
                                    and Director
                              Date: March 9, 2000



                              By:   Scott Nunokawa
                                    Vice President
                              Date: March 9, 2000

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              H. HACKFELD & CO., LTD.



                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 9, 2000


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Gary R. Grottke
                                    President and Director
                              Date: March 9, 2000



                              By:   Tamara G. Edwards
                                    Vice President and Director
                              Date: March 9, 2000



                              By:   Peggy Sugimoto
                                    Vice President
                              Date: March 9, 2000



                              By:   Gailen J. Hull
                                    Vice President,
                                    Principal Accounting Officer
                                    and Director
                              Date: March 9, 2000

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              KAANAPALI ESTATE COFFEE, INC.



                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 9, 2000


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Gary R. Grottke
                                    President and Director
                              Date: March 9, 2000



                              By:   Peggy Sugimoto
                                    Vice President
                              Date: March 9, 2000



                              By:   Gailen J. Hull
                                    Vice President,
                                    Principal Accounting Officer
                                    and Director
                              Date: March 9, 2000



                              By:   Tamara G. Edwards
                                    Vice President and
                                    Director
                              Date: March 9, 2000

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              KEKAHA SUGAR COMPANY, LIMITED



                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 9, 2000


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Gary R. Grottke
                                    President and Director
                              Date: March 9, 2000



                              By:   Richard Edsall
                                    Executive Vice President
                              Date: March 9, 2000



                              By:   Peggy Sugimoto
                                    Vice President
                              Date: March 9, 2000



                              By:   Gailen J. Hull
                                    Vice President,
                                    Principal Accounting Officer
                                    and Director
                              Date: March 9, 2000

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              THE LIHUE PLANTATION COMPANY, LIMITED



                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 9, 2000


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Gary R. Grottke
                                    President and Director
                              Date: March 9, 2000



                              By:   Richard Edsall
                                    Executive Vice President
                              Date: March 9, 2000



                              By:   Peggy Sugimoto
                                    Vice President
                              Date: March 9, 2000



                              By:   Gailen J. Hull
                                    Vice President,
                                    Principal Accounting Officer
                                    and Director
                              Date: March 9, 2000

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              OAHU SUGAR COMPANY, LIMITED



                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 9, 2000


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Gary R. Grottke
                                    President and Director
                              Date: March 9, 2000



                              By:   Tamara G. Edwards
                                    Vice President and Director
                              Date: March 9, 2000



                              By:   Peggy Sugimoto
                                    Vice President
                              Date: March 9, 2000



                              By:   Gailen J. Hull
                                    Vice President,
                                    Principal Accounting Officer
                                    and Director
                              Date: March 9, 2000

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PIONEER MILL COMPANY, LIMITED



                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 9, 2000


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Gary R. Grottke
                                    President and Director
                              Date: March 9, 2000



                              By:   Richard Edsall
                                    Executive Vice President
                              Date: March 9, 2000



                              By:   Peggy Sugimoto
                                    Vice President
                              Date: March 9, 2000



                              By:   Gailen J. Hull
                                    Vice President,
                                    Principal Accounting Officer
                                    and Director
                              Date: March 9, 2000

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PUNA SUGAR COMPANY, LIMITED



                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 9, 2000


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Gary Grottke
                                    President and Director
                              Date: March 9, 2000



                              By:   Tamara G. Edwards
                                    Vice President and Director
                              Date: March 9, 2000



                              By:   Peggy Sugimoto
                                    Vice President
                              Date: March 9, 2000



                              By:   Gailen J. Hull
                                    Vice President,
                                    Principal Accounting Officer
                                    and Director
                              Date: March 9, 2000

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              WAIAHOLE IRRIGATION COMPANY, LIMITED



                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 9, 2000


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Gary R. Grottke
                                    President and Director
                              Date: March 9, 2000



                              By:   Peggy Sugimoto
                                    Senior Vice President
                                    and Director
                              Date: March 9, 2000



                              By:   Gailen J. Hull
                                    Vice President,
                                    Principal Accounting Officer
                                    and Director
                              Date: March 9, 2000

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              WAIKELE GOLF CLUB, INC.



                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 9, 2000


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Tamara G. Edwards
                                    President
                              Date: March 9, 2000



                              By:   Gary R. Grottke
                                    Vice President and Director
                              Date: March 9, 2000



                              By:   Peggy Sugimoto
                                    Senior Vice President - Finance
                                    and Director
                              Date: March 9, 2000



                              By:   Gailen J. Hull
                                    Vice President,
                                    Principal Accounting Officer
                                    and Director
                              Date: March 9, 2000

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

 10.24.           Amended buy-sell notice dated August 27, 1998 from APIC.

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

      No annual report or proxy material for 1999 was sent to the COLA holders of the Company. An annual report will be sent to the COLA holders subsequent to this filing.