Form 10-Q
period 2000-03-31
AMFAC JMB HAWAII INC
filed 2000-05-15
CIK 839437

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Act of 1934



For the quarter ended
March 31, 2000                              Commission File Number 33-24180



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

As of May 12, 2000, all of Amfac/JMB Hawaii L.L.C.'s membership interest is solely owned by Northbrook Corporation, an Illinois corporation, and not traded on a public market.

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

                             TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . . . . . .     4

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . .    17


PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . .    25

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . .    27

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                         AMFAC/JMB HAWAII, L.L.C.

                        Consolidated Balance Sheets

                   March 31, 2000 and December 31, 1999
                          (Dollars in Thousands)



                                             MARCH 31,       DECEMBER 31,
                                               2000             1999
                                            (Unaudited)        (Note 1)
                                            -----------      -----------
A S S E T S
-----------

Current assets:
  Cash and cash equivalents. . . . . .         $  6,999           10,931
  Receivables-net. . . . . . . . . . .            3,118            2,905
  Inventories. . . . . . . . . . . . .           36,386           31,741
  Prepaid expenses . . . . . . . . . .            1,862            1,623
                                               --------         --------
        Total current assets . . . . .           48,365           47,200
                                               --------         --------

Investments. . . . . . . . . . . . . .               40               40
                                               --------         --------
Property, plant and equipment:
  Land and land improvements . . . . .          252,516          253,352
  Machinery and equipment. . . . . . .           62,390           62,210
  Construction in progress . . . . . .              507              488
                                               --------         --------
                                                315,413          316,050
  Less accumulated depreciation
    and amortization . . . . . . . . .           46,234           44,896
                                               --------         --------
                                                269,179          271,154
                                               --------         --------
Deferred expenses, net . . . . . . . .            6,178            6,384
Other assets . . . . . . . . . . . . .           34,300           34,916
                                               --------         --------
                                               $358,062          359,694
                                               ========         ========

                         AMFAC/JMB HAWAII, L.L.C.

                                             MARCH 31,       DECEMBER 31,
                                               2000             1999
                                            (Unaudited)        (Note 1)
                                            -----------      -----------
L I A B I L I T I E S
---------------------
Current liabilities:
  Accounts payable . . . . . . . . . .         $  6,296            6,955
  Accrued expenses . . . . . . . . . .            8,675            9,400
  Current portion of long-term
    debt . . . . . . . . . . . . . . .            5,206            5,184
  Current portion of deferred
    income taxes . . . . . . . . . . .            3,415            1,481
  Debt in default. . . . . . . . . . .           74,588           73,004
  Amounts due to affiliates. . . . . .           12,303           12,076
  Amounts due to affiliates -
    Senior Debt financing. . . . . . .            3,395              832
                                               --------         --------
        Total current liabilities. . .          113,878          108,932
                                               --------         --------
Amounts due to affiliates -
  Senior Debt financing. . . . . . . .          176,593          172,133
Accumulated postretirement
  benefit obligation . . . . . . . . .           46,710           47,775
Long-term debt . . . . . . . . . . . .           27,466           27,557
Other long-term liabilities. . . . . .           17,353           16,851
Deferred income taxes. . . . . . . . .           52,310           52,550
Certificate of Land Appreciation
  Notes. . . . . . . . . . . . . . . .          139,413          139,413
                                               --------         --------
        Total liabilities. . . . . . .          573,723          565,211
                                               --------         --------
Commitments and contingencies
  (notes 2, 3, 4, 6, 7 and 8)

M E M B E R ' S   E Q U I T Y   (D E F I C I T )
------------------------------------------------

Member's equity (deficit). . . . . . .         (215,661)        (205,517)
                                               --------         --------
        Total Member's equity
          (deficit). . . . . . . . . .         (215,661)        (205,517)
                                               --------         --------
                                               $358,062          359,694
                                               ========         ========
















                The accompanying notes are an integral part
                 of the consolidated financial statements.

                         AMFAC/JMB HAWAII, L.L.C.

                   Consolidated Statements of Operations

                Three Months Ended March 31, 2000 and 1999
                          (Dollars in Thousands)
                                (Unaudited)


                                                2000            1999
                                              --------        --------
Revenue:
  Agriculture. . . . . . . . . . . . .        $  6,215             907
  Property . . . . . . . . . . . . . .           5,059           2,739
  Golf . . . . . . . . . . . . . . . .           4,660           4,437
                                              --------        --------
                                                15,934           8,083
                                              --------        --------

Cost of sales:
  Agriculture. . . . . . . . . . . . .           6,241             890
  Property . . . . . . . . . . . . . .           3,975             969
  Golf . . . . . . . . . . . . . . . .           2,417           1,979
                                              --------        --------
                                                12,633           3,838

Operating expenses:
  Selling, general and administrative.           2,296           2,426
  Depreciation and amortization. . . .           1,338           1,577
                                              --------        --------

Total costs and expenses . . . . . . .          16,267           7,841

Operating income (loss)  . . . . . . .            (333)            242
                                              --------        --------

Non-operating income (expenses):
  Amortization of deferred costs . . .            (211)           (310)
  Interest expense . . . . . . . . . .          (8,006)         (7,116)
  Interest income. . . . . . . . . . .             100             463
                                              --------        --------
                                                (8,117)         (6,963)
                                              --------        --------
    Loss before taxes. . . . . . . . .          (8,450)         (6,721)
                                              --------        --------
  Income tax benefit . . . . . . . . .           3,250           2,596
                                              --------        --------
    Net loss . . . . . . . . . . . . .        $ (5,200)         (4,125)
                                              ========        ========


















                The accompanying notes are an integral part
                 of the consolidated financial statements.

                         AMFAC/JMB HAWAII, L.L.C.

                   Consolidated Statements of Cash Flows

                Three Months Ended March 31, 2000 and 1999
                          (Dollars in Thousands)
                                (Unaudited)

                                                  2000          1999
                                                --------      --------
Cash flows from operating activities:
  Net loss . . . . . . . . . . . . . . . .      $ (5,200)       (4,125)
  Items not requiring (providing) cash:
    Depreciation and amortization. . . . .         1,338         1,577
    Amortization of deferred costs . . . .           211           310
    Income tax benefit . . . . . . . . . .        (3,250)       (2,596)
    Interest on debt in default. . . . . .         1,584         1,559
    Interest on advances from
      affiliates . . . . . . . . . . . . .         4,487         2,652
Changes in:
  Receivables - net. . . . . . . . . . . .          (213)        6,744
  Inventories. . . . . . . . . . . . . . .        (2,467)       (4,633)
  Prepaid expenses . . . . . . . . . . . .          (239)           46
  Accounts payable . . . . . . . . . . . .          (659)         (889)
  Accrued expenses . . . . . . . . . . . .          (725)         (642)
  Amounts due to affiliates. . . . . . . .           227           288
  Other long-term liabilities. . . . . . .        (1,124)       (1,339)
                                                --------      --------
        Net cash provided by (used in)
          operating activities . . . . . .        (6,030)       (1,048)
                                                --------      --------
Cash flows from investing activities:
  Property additions . . . . . . . . . . .          (203)         (704)
  Other assets . . . . . . . . . . . . . .          (722)         (759)
  Other long-term liabilities. . . . . . .           561          (384)
                                                --------      --------
        Net cash provided by (used in)
          investing activities . . . . . .          (364)       (1,847)
                                                --------      --------
Cash flows from financing activities:
  Deferred expenses. . . . . . . . . . . .            (5)           (6)
  Net (repayments) proceeds of
    long-term debt . . . . . . . . . . . .           (69)       (3,044)
  Net amounts due to affiliates. . . . . .         2,536         --
                                                --------      --------
        Net cash provided by (used in)
          financing activities . . . . . .         2,462        (3,050)
                                                --------      --------
        Net increase (decrease) in
          cash and cash equivalents. . . .        (3,932)       (5,945)
        Cash and cash equivalents,
          beginning of year. . . . . . . .        10,931        26,526
                                                --------      --------
        Cash and cash equivalents,
          end of period. . . . . . . . . .      $  6,999        20,581
                                                ========      ========
Supplemental disclosure of cash flow
 information:
  Cash paid for interest (net of
    amount capitalized). . . . . . . . . .      $  3,341         5,252
                                                ========      ========
  Schedule of non-cash investing and
   financing activities:
    Transfer of property actively held
      for sale to real estate inventories.      $  2,178           126
                                                ========      ========

                The accompanying notes are an integral part
                 of the consolidated financial statements.

                         AMFAC/JMB HAWAII, L.L.C.

                Notes to Consolidated Financial Statements

                          March 31, 2000 and 1999
                                (unaudited)

                          (Dollars in Thousands)


Readers of this quarterly report should refer to the Company's audited financial statements for the fiscal year ended December 31, 1999, which are included in the Company's 1999 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

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

     Due to the unpredictable nature of the timing and amount of land sales and the seasonal nature of the agricultural operations, the Company has experienced, and expects to continue to experience, significant variability
in quarterly revenues and costs of sales.   The results of any interim
period are not necessarily indicative of the results that can be expected for the entire year.

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

     The Company's policy is to consider all amounts held with original maturities of three months or less in U.S. Government obligations, certificates of deposit and money market funds (approximately $5,100 and $9,000 at March 31, 2000 and December 31, 1999, respectively) as cash equivalents, which approximates market. These amounts include $605 and $954 at March 31, 2000 and December 31, 1999, respectively, which were restricted.

                         AMFAC/JMB HAWAII, L.L.C.

                          (Dollars in Thousands)


     Project costs associated with the acquisition, development and construction of real estate projects are capitalized and classified as construction in progress. Such capitalized costs are not in excess of the project's estimated fair value, as reviewed periodically or as considered necessary. In addition, interest is capitalized to qualifying assets (principally real estate under development) during the period that such assets are undergoing activities necessary to prepare them for their intended use. Such capitalized interest is charged to cost of sales as revenue from the real estate development is recognized. Interest costs of $273 and $225 have been capitalized for the three months ended March 31, 2000 and 1999, respectively.

     Land actively held for sale and any related development costs transferred from construction in progress are reported as inventories in the accompanying consolidated balance sheets and are stated at the lower of cost or fair value less costs to sell.

     Impairment losses are to be recorded on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Land held for sale of approximately $25,022 is included in inventory in the accompanying consolidated balance sheets at March 31, 2000 and December 31, 1999 and is carried at the lower of cost or fair value less cost to sell.

     During the fourth quarter of 1999, the Company reduced the carrying value of five land parcels which it expects to dispose of within 2000 and recorded an $11,360 loss to reflect the estimated market value of those parcels.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended
December 31, 2000.

     Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

                         AMFAC/JMB HAWAII, L.L.C.

                          (Dollars in Thousands)


(2)  AMOUNTS DUE TO AFFILIATES - SENIOR DEBT FINANCING

     In February 1997, the affiliate loans, along with certain other amounts due Northbrook, were converted into a new $104,759 ten year note payable. In 1998, the $104,759 note was replaced by two nine-year notes:
(i) a $99,595 note payable to Fred Harvey Transportation Company, an affiliate of Northbrook, and (ii) a $15,000 note (with an initial balance of $7,920) payable to Northbrook. These notes are payable interest only until maturity, have a maturity date of February 17, 2007 and accrue interest at the prime rate plus 2%.

     As of December 31, 1998, the Company agreed to exercise its option to redeem Class B COLAs that are "put" to AJF for repurchase in partial consideration for (a) the agreements by the Company's affiliates, Fred Harvey Transportation Company ("Fred Harvey") and AF Investors LLC ("AF Investors"), to defer until December 31, 2001 all interest accruing from January 1, 1998 through December 31, 2001 and relating to the approximately $99,595 of Senior Indebtedness of the Company currently owing to Fred Harvey and the approximately $47,693 of Senior Indebtedness of the Company currently owing to AF Investors (see below); and (b) Northbrook agreeing to cause approximately $55,148 of the Company's indebtedness that was senior to the COLAs to be contributed to the capital of the Company. In connection with the foregoing deferral of interest and contribution of capital, the Company agreed to allow the Senior Debt held by Northbrook and its affiliates to be secured by assets of the Company. The deferral of interest, together with this contribution to capital, were made as part of the Company's effort to alleviate significant liquidity constraints and continue to meet the Value Maintenance Ratio requirement under the Indenture. At current interest rates, assuming no further advances of Senior Indebtedness and excluding additional short-term amounts borrowed in February 2000, approximately $65,202 of such deferred interest relating to all Senior Indebtedness existing at March 31, 2000 will become due and payable on December 31, 2001. At such time, there can be no assurance that the Company will either (i) have unrestricted cash available for meeting such obligation or (ii) have the ability to refinance such $65,202 obligation. Failure to meet such obligation, if called, would cause all Senior Indebtedness owing to Fred Harvey or other Northbrook affiliates to be immediately due and payable. A default on Senior Indebtedness of such magnitude could constitute an event of default under the Indenture.

     On June 1, 1999, the Company borrowed approximately $21,318 from AF Investors, to redeem a portion of the Class B COLAs pursuant to the Class B COLA Redemption Offer (see Note 3). Additionally, AF Investors submitted Class B COLAs pursuant to the Class B Redemption Offer and agreed to take back senior debt in the amount of $26,375 from the Company in lieu of cash.

Pursuant to the terms of the Indenture, such amounts borrowed from AF Investors constitute Senior Indebtedness that matures on December 31, 2008 and bears interest at a rate per annum of prime (9.00% at March 31, 2000) plus 1% (note deferral of interest discussions above). Additional interest may be payable on such Senior Indebtedness upon its maturity based upon fair market value, if any, of the Company's equity at that time.

     In October of 1999, AF Investors paid approximately $808 to assume the lender's position in the loan to the Lihue Plantation Company, Limited ("Lihue") which was originally used to fund the acquisition of the Lihue's power generation equipment (see note 4). The loan had an outstanding balance of $808 on the date of the loan transfer and bears interest at the rate equal to prime (9.00% at March 31, 2000) plus three and one half percent. The loan is secured by the Lihue power generation equipment, sugar inventories and receivables, certain other assets and real property

                         AMFAC/JMB HAWAII, L.L.C.

                          (Dollars in Thousands)


of the Company, has limited recourse to the Company and certain other subsidiaries and is "Senior Indebtedness" as defined in the Indenture relating to the COLAs. The outstanding balance as of March 31, 2000 of $558 and related accrued interest of $22 is included in current liabilities.

     In February 2000, the Company borrowed approximately $2,788 from Northbrook for purposes of satisfying the Mandatory Base Interest payment related to the COLAs due February 28, 2000. Such Senior Indebtedness matures on December 31, 2000 and bears interest at a rate per annum equal to prime (9.00% at March 31, 2000) plus 1%.

     The total amount due Northbrook and its subsidiaries for Senior Debt financing as of March 31, 2000 was $179,988, which includes accrued and deferred interest to affiliates on Senior Debt of approximately $29,353 (of which $29,304 has been deferred until December 31, 2001, as described above). Under the terms of the Indenture, the amounts borrowed from Northbrook or its affiliates are "Senior Indebtedness" to the COLAs.

(3)  CERTIFICATE OF LAND APPRECIATION NOTES

     The COLAs are unsecured debt obligations of the Company. Interest on the COLAs is payable semi-annually on February 28 and August 31 of each year. The COLAs mature on December 31, 2008. Reference is made to the Company's Annual Report on Form 10-K for discussion of the issuance and redemption history of the COLAs. Though the Company continues to be current with respect to its obligation to pay Mandatory Base Interest on the COLAS, the Company has not generated a sufficient level of Net Cash Flow to incur or pay Contingent Base Interest on the COLAs commencing in 1990. Approximately $85,584 of cumulative deferred Contingent Base Interest (i.e. not due and payable in the absence of events which have not occurred) related to the period from August 31, 1989 (Final Issuance Date) through March 31, 2000 has not been accrued in the accompanying consolidated financial statements as the Company believes that it is not probable at this time that a sufficient level of Net Cash Flow will be generated in the future or that there will be sufficient Maturity Market Value as of December 31, 2008 (the COLA maturity date) to pay any unaccrued and deferred Contingent Base Interest. The following table is a summary of Mandatory Base Interest and Contingent Base Interest for the three months ended March 31, 2000 and the year ended December 31, 1999:

                                            Three Months      The Year
                                               Ended           Ended
                                              March 31,      December 31,
                                               2000            1999
                                            -------------    ------------
Mandatory Base Interest paid . . . . . . .      $ 2,788          7,202
Contingent Base Interest due and paid. . .         --              --
Cumulative deferred Contingent Base
  Interest . . . . . . . . . . . . . . . .      $85,584         83,493

Net Cash Flow was $0 for 1999 and is expected to be $0 for 2000.

     As a result of the Class B COLA repurchases on June 1, 1999, the Company retired approximately $81,279 face value of Class B COLA debt and correspondingly recognized a financial statement gain of approximately $14,630 of which $8,841 is attributable to the retirement of COLA debt held by persons unaffiliated with the Company. Such financial statement gain was reduced by applicable income taxes of approximately $7,203, the write-off of an applicable portion of deferred financing costs and other expenses

                         AMFAC/JMB HAWAII, L.L.C.

                          (Dollars in Thousands)


of approximately $3,786 and increased by the reversal of the previously accrued deferred Contingent Base Interest of approximately $7,624 resulting in a financial statement extraordinary gain of approximately $11,265. The tax payable on the gain (approximately $2,009) related to the Class B COLAs which were submitted for repurchase by persons unaffiliated with the Company pursuant to the Class B COLA Redemption Offer is not indemnified pursuant to the tax agreement with Northbrook.

     As of March 31, 2000, the Company had approximately 155,271 Class A COLAs and approximately 123,554 Class B COLAs outstanding, with a principal balance of approximately $77,635 and $61,778, respectively.

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

     In April 1996, the Company reached an agreement with the ERS to amend the loan, extending the maturity date for five years. In exchange for the loan extension, the ERS received the right to participate in the "Net Disposition Proceeds" (as defined) related to the sale or the refinancing of the golf courses or at the maturity of the loan. The ERS share of the Net Disposition Proceeds increases from 30% through June 30, 1997, to 40% for the period from July 1, 1997 to June 30, 1999 and to 50% thereafter. The loan amendment effectively adjusted the interest rate as of January 1, 1995 to 9.5% until June 30, 1996. After June 30, 1996, the loan bears interest at a rate per annum equal to 8.73%. The loan amendment requires the Company to pay interest at the rate of 7% for the period from January 1, 1995 to June 30, 1996, 7.5% from July 1, 1996 to June 30, 1997,
7.75% from July 1, 1997 to June 30, 1998 and 8.5% thereafter ("Minimum Interest"). The Minimum Interest for the years ended December 31, 1999 and 1998 was $5,610 and $5,365, respectively. The accrued Minimum Interest was $1,414 as of December 31, 1999 and 1998. The scheduled minimum payments are normally paid quarterly on the principal balance of the $66,000 loan. The Company paid the Minimum Interest to the ERS on October 29, 1999 for the payments due on January 1, April 1, July 1 and October 1, 1999, as discussed below. The difference between the accrued interest expense and the Minimum Interest payment due accrues interest and is payable on an annual basis from excess cash flow, if any, generated from the Kaanapali Golf Courses. The annual minimum interest payments have been in excess of the cash flow generated by the Kaanapali Golf Courses. The total accrued interest payable from excess cash flow was approximately $5,590 as of December 31, 1999. Although the outstanding loan balance remains nonrecourse, certain payments and obligations, such as the Minimum Interest payments and the ERS's share of appreciation, if any, are recourse to the

                         AMFAC/JMB HAWAII, L.L.C.

Company. However, the Company's obligations to make future Minimum Interest payments and to pay the ERS a share of appreciation would be terminated if the Company tendered an executed deed to the golf course property to the ERS in accordance with the terms of the loan amendment. Due to insufficient cash flow generated by the golf courses and intransigence by the ERS related to certain easements needed by the Company's development operations, the Company chose not to pay to the ERS the quarterly Minimum Interest payments beginning January 1, 1999, through October 29, 1999. As expected, the Company received a default notice from the ERS. On October 29, 1999, after receipt of consent to certain easements, the Company paid the ERS the minimum interest payments due beginning with the January 1, 1999 through October 1, 1999 payments aggregating approximately $5,743 (including other miscellaneous costs). The Company has not paid the ERS the minimum interest payments due on January 1 and April 1, 2000. As expected, the Company received a default notice from the ERS and is currently pursuing renegotiation of the loan terms as well as attempting to obtain the other easements which the Company believes the ERS is obligated to provide.


(5)  SEGMENT INFORMATION

     Agriculture, Property and Golf comprise separate industry segments of the Company. Operating Income (Loss)-Other consists primarily of unallocated overhead expenses and Total Assets-Other consists primarily of cash and deferred expenses. Total assets at the balance sheet dates and capital expenditures, operating income (loss) and depreciation and amortization during the three months ended March 31, 2000 and March 31, 1999 are set forth below by each industry segment:

                                              March 31,   December 31,
                                                2000          1999
                                             ----------   ------------
Total Assets:
  Agriculture. . . . . . . . . . . . . . .    $174,578         169,433
  Property . . . . . . . . . . . . . . . .      93,596          96,937
  Golf . . . . . . . . . . . . . . . . . .      76,839          76,893
  Other. . . . . . . . . . . . . . . . . .      13,049          16,431
                                              --------        --------

                                              $358,062         359,694
                                              ========        ========

                                                  Three Months Ended
                                                       March 31,
                                              ------------------------
                                                2000            1999
                                              --------        --------
Capital Expenditures:
  Agriculture. . . . . . . . . . . . . . .    $    167             538
  Property . . . . . . . . . . . . . . . .           4              51
  Golf . . . . . . . . . . . . . . . . . .          32             115
                                              --------        --------
                                              $    203             704
                                              ========        ========

Operating income (loss):
  Agriculture. . . . . . . . . . . . . . .    $ (1,071)         (1,080)
  Property . . . . . . . . . . . . . . . .        (595)            (96)
  Golf . . . . . . . . . . . . . . . . . .       1,743           1,939
  Other. . . . . . . . . . . . . . . . . .        (410)           (521)
                                              --------        --------
                                              $   (333)            242
                                              ========        ========

                         AMFAC/JMB HAWAII, L.L.C.

                          (Dollars in Thousands)


                                                  Three Months Ended
                                                       March 31,
                                              ------------------------
                                                2000            1999
                                              --------        --------
Depreciation and amortization:
  Agriculture. . . . . . . . . . . . . . .    $    894             946
  Property . . . . . . . . . . . . . . . .         102             226
  Golf . . . . . . . . . . . . . . . . . .         340             359
  Other. . . . . . . . . . . . . . . . . .           2              46
                                              --------        --------
                                              $  1,338           1,577
                                              ========        ========


(6)  TRANSACTIONS WITH AFFILIATES

     The Company does not believe it is probable at this time that a sufficient level of Net Cash Flow will be generated in the future to pay the Qualified Allowance. Accordingly, the Company has not accrued for any Qualified Allowance in the accompanying consolidated financial statements. For the years 1999, 2000 and 2001, JMB has agreed that the Qualified Allowance shall in no event exceed $5,000. The cumulative deficiency of Qualified Allowance is $79,102 as of December 31, 1999. Net Cash Flow was $0 for 1999 and is expected to be $0 for 2000.

     The Company, its subsidiaries and their joint ventures reimburse Northbrook, JMB and their affiliates for direct expenses incurred on their behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's or its subsidiaries' and the joint ventures' operations. The total of such costs for the three months ended March 31, 2000 and 1999 was approximately $132 and $167, respectively, of which $431 was unpaid as of March 31, 2000. In addition, as of March 31, 2000, the current portion of amounts due to affiliates includes $9,106 and $2,009 of income tax payable related to the Class A COLA Redemption Offer and Class B COLA Redemption Offer, respectively (see
Note 3). Also, the Company pays a non-accountable reimbursement of approximately $30 per month to JMB or its affiliates in respect of general overhead expense, all of which was paid as of March 31, 2000.

     JMB Insurance Agency, Inc., an affiliate of JMB, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those available to the Company in similar dealings with unaffiliated third parties. The total of such commissions for the three months ended March 31, 2000 and 1999 was approximately $250 and $248, respectively, all of which was paid as of March 31, 2000.

                         AMFAC/JMB HAWAII, L.L.C.

                          (Dollars in Thousands)


     Northbrook and its affiliates allocated certain charges for services to the Company based upon the estimated level of services for the three months ended March 31, 2000 and 1999 of approximately $174 and $184, respectively, of which $756 was unpaid as of March 31, 2000. These services and costs are intended to reflect the Company's separate costs of doing business and are principally related to the inclusion of the Company's employees in the Northbrook pension plan, payment of severance and termination benefits and reimbursement for insurance claims paid on behalf of the Company. All amounts described above, deferred or currently payable, do not bear interest and are expected to be paid in future periods.

     Reference is made to Note 2 - Amounts Due to Affiliates - Senior Debt Financing.


(7)  EMPLOYEE BENEFIT PLANS

     The Company participates in benefit plans covering substantially all of its employees, which provide benefits based primarily on length of service and compensation levels. These plans are administered by Northbrook in conjunction with other plans providing benefits to employees of Northbrook and its affiliates.


(8)  COMMITMENTS AND CONTINGENCIES

     The Company continues to face a severe liquidity shortage. The Company has made expense cuts and deferrals where possible. Additionally, the Company has not paid the quarterly interest payments (due in January and April, 2000) to the State of Hawaii Employee Retirement System related to their $66 million loan secured by the Royal Kaanapali Golf Courses. These measures, along with the closing of the sale of a land parcel in Kaanapali Golf Estates in January 2000, have kept the Company operating through the date of this report. However, management does not expect any relief from the extremely tight cash situation, at least until a new investor is admitted to the Kaanapali Ocean Resort ("KOR") limited partnership.

     Unfortunately, there are several large, contingent cash expenditures that may make any relief temporary. These include:

      (1) the ultimate outcome of the litigation and environmental matters described in Part II. "Legal Proceedings";

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

                         AMFAC/JMB HAWAII, L.L.C.

                          (Dollars in Thousands)


     It is difficult to predict the ultimate outcome of these various contingencies, any of which could have a material adverse effect on the financial condition of the Company.

     In the absence of additional land and business sales (none of which are currently expected to close until late in the second quarter of 2000) or financing from third parties (which has generally not been obtainable), the Company believes that additional borrowings from Northbrook or its affiliates will be necessary to meet its short-term and long-term liquidity needs. Northbrook and its affiliates have made such borrowings available to the Company in the past. However, there is no assurance that Northbrook or its affiliates will have sufficient funds through the end of 2000, or in the long-term, or that Northbrook or its affiliates will make such funds available to the Company, to meet the Company's short-term or long-term liquidity needs. To the extent that Northbrook or its affiliates make such borrowings available to the Company during 2000, any such borrowings would be required (i) to be Senior Indebtedness, (ii) to accrue interest at the rate of prime plus 1%, and (iii) to have principal and interest fully repayable prior to the end of year 2000. The Company has implemented other alternatives to address the projected cash deficits for 2000. These alternatives include expense cuts and deferrals at several of the Company's businesses. Although these expense cuts and deferrals have improved the Company's short-term cash situation, the Company must either complete additional land or business sales, or receive new loans from Northbrook or its affiliates, to provide sufficient cash to operate through the end of 2000.

     The Company's Property segment had contractual commitments (related to project costs) of approximately $531 as of March 31, 2000. Additional development expenditures are dependent upon the Company's ability to obtain financing for such costs and on the timing and extent of property development and sales.

     As of March 31, 2000, certain portions of the Company's land not currently under development are mortgaged as security for approximately $1,414 of performance bonds related to property development.


(9)  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Northbrook's tax returns have been examined by the Internal Revenue Service (the "IRS") for the period 1992-1994, and deficiencies were proposed by the IRS. In April 2000, Northbrook and the IRS reached an agreement related to the period 1992 through 1994, the result of which requires no expenditures by the Company. The statutes of limitations with respect to Northbrook's tax returns for the years 1995 through 1998 remain open. The Company is a subsidiary of Northbrook and accordingly is subject to tax liability exposure due to the severally liable nature of responsibility for the payment of taxes for consolidated tax returns.

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

     As previously reported, the Company continues to face a severe liquidity shortage. The Company has made expense cuts and deferrals where possible. Additionally, the Company has not paid the quarterly interest payments (due in January and April 2000) to the State of Hawaii Employee Retirement System related to their $66 million loan secured by the Royal Kaanapali Golf Courses. These measures, along with the closing of the sale of a land parcel in Kaanapali Golf Estates in January 2000, have kept the Company operating through the date of this report. However, management does not expect any relief from the extremely tight cash situation, at least until a new investor is admitted to the KOR limited partnership (as described below).

     Unfortunately, there are several large, contingent cash expenditures that may make any relief temporary. These include:

      (1) the ultimate outcome of the litigation and environmental matters described in Part II. "Legal Proceedings";

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

     In the absence of additional land and business sales (none of which are currently expected to close until late in the second quarter of 2000) or financing from third parties (which has generally not been obtainable), the Company believes that additional borrowings from Northbrook or its affiliates will be necessary to meet its short-term and long-term liquidity needs. Northbrook and its affiliates have made such borrowings available to the Company in the past. In February 2000, the Company borrowed approximately $2.8 million from Northbrook for the Mandatory Base Interest payment related to the COLAs due February 28, 2000. The borrowings have met the requirements discussed below. However, there is no assurance that Northbrook or its affiliates will have sufficient funds through the end of 2000, or in the long-term, or that Northbrook or its affiliates will make such funds available to the Company, to meet the Company's short-term or long-term liquidity needs. To the extent that Northbrook or its affiliates make such borrowings available to the Company during 2000, any such borrowings would be required (i) to be Senior Indebtedness, (ii) to accrue interest at the rate of prime plus 1%, and (iii) to have principal and interest fully repayable prior to the end of year 2000. The Company has implemented other alternatives to address the projected cash deficits for 2000. These alternatives include expense cuts and deferrals at several of the Company's businesses. Although these expense cuts and deferrals have improved the Company's short-term cash situation, the Company must either complete additional land or business sales, or receive new loans from Northbrook or its affiliates, to provide sufficient cash to operate through the end of 2000.

     In recent years, the Company has funded its significant cash requirements primarily through senior debt borrowings from Northbrook and one of its subsidiaries and from revenues generated by the development and sale of its properties. Significant short-term cash requirements relate to the funding of agricultural deficits, interest expenses and overhead expenses. At March 31, 2000, the Company had unrestricted cash and cash equivalents of approximately $6.4 million. The Company intends to use its cash reserves, land sales proceeds and proceeds from new financings or joint venture arrangements to meet its short-term liquidity requirements. However, there can be no assurance that new financings can be obtained or property sales completed.

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

     Approximately 14 acres of land on Kauai and 1,600 acres on Maui are currently under contract for sale. However, the contracts have due diligence investigation periods which allow the prospective purchasers to terminate the agreements. There can be no assurance that the signed contracts for sale will in fact close under their current terms and conditions or any other terms or that the Company will be successful in selling this land or other land at an acceptable price.

     During the first three months of 2000, the Company generated approximately $3.5 million in land sales from the sale of Parcel 16 at the Kaanapali Golf Estates on Maui.

     During 1999, the Company generated approximately $14.9 million from the sale of approximately 2,200 acres on Maui and Kauai, including the sale of Kapaa 1400 on Kauai for $4.4 million (November 1999) and the sale of a 17 acre parcel in Kaanapali Golf Estates on Maui for $4.5 million (October
1999).

     The Company continues to implement certain cost savings measures and to defer certain development costs and capital expenditures for longer-term projects. The Company's Property segment expended approximately $3.7 million in project costs during 1999 and anticipates expending (subject to cash availability) approximately $8.7 million in project costs during 2000.

As of March 31, 2000, contractual commitments related to project costs totaled approximately $.5 million.

     In 1998, the Company completed the purchase of its former joint venture partner's 50% interest in the 96 acre beachfront parcel commonly referred to as Kaanapali North Beach. The Company and Tobishima Pacific, Inc. ("TPI") were unable to agree on key operating decisions related to the development of the Kaanapali Ocean Resort ("KOR") and the future development plan for the entire North Beach property. To break the deadlock on these issues, the Company exercised a buy/sell option using a $12 million stated purchase price, and TPI elected to sell its interest. The Company financed 80% of the purchase price for TPI's interest in North Beach and signed a note and first mortgage in favor of TPI for $9.6 million. The note is payable in five equal, annual principal installments beginning in September 1999, and with interest at 8.5% per annum payable quarterly. In addition to the scheduled principal and interest payments, in January 1999, the Company paid TPI $2.2 million on its note to release Lot #1 for KOR and the new 10-acre public recreation area at North Beach.

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

     The Lihue Plantation Company ("Lihue Plantation") on Kauai recently suffered a breakdown of its power-generating turbine. The Company believes that the turbine repair costs and lost profits are covered by insurance (although there can be no assurance that all of the repair costs and lost profits will be so covered). In addition, Kauai Electric has indicated its intention to suspend power capacity payments to Lihue Plantation until the turbine repairs are completed and the power plant is again generating power. It is too uncertain at this time to predict whether the ultimate outcome of such matters will have a material adverse effect on the Company.

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

     The price of raw sugar has fallen from approximately 22 cents/lb. to 18 cents/lb. for current deliveries. Futures prices for 2000 range from 18 cents/lb. to 19 cents/lb. While the Company had hedged (effectively pre-sold) a portion of the 1999 deliveries and did not experience any material impact in 1999 resulting from the 1999 raw sugar price reduction, the Company anticipates receiving (at the current price levels) approximately $3.9 million less in net sugar proceeds from its 2000 harvest than originally forecasted. As the futures prices for 2000 have generally not exceeded the Company's break-even price, the Company is only 5% hedged for year 2000 deliveries. If the USDA continues to manage the sugar program at the current price levels, losses will be approximately $4 million greater than projected and it is doubtful that the Company will be able to sustain its sugar business on Kauai for more than another year or two. As described, changes in the price of raw sugar could also impact the level of agricultural deficits and, as a result, the annual cash needs of the Company. Although government legislation, which is in place through 2002, sets a target price range (currently approximately 21.5 cents to 23 center per pound) for raw sugar, it is possible that such legislation could be amended or repealed resulting in a reduction in the price of raw sugar to world levels (currently approximately 5 cents to 6 cents/lb). Such a reduction could also cause the Company to consider the shutdown of its remaining sugar plantations on Kauai.

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

     During the first three months of 2000, cash decreased by $3.9 million from December 31, 1999. Net cash was used in operating activities of $6.0 million, investing activities of $.4 million and provided by financing activities of $2.5 million.

     During the first three months of 2000, net cash flow used in operating activities was $6.0 million, as compared to net cash used in operating activities of $1.0 million during the first three months of 1999. The $5.0 million increase in cash flow used in operating activities was due primarily to (i) a $.2 million increase in receivables during the first three months of 2000 compared to a $6.7 million decease in receivables in 1999 related to the collection of $7.6 million in receivables related to prior year land sales and (ii) a $2.5 million increase in inventories in 2000 compared to $4.6 million in 1999 as a result of increases in agricultural inventories of $4.6 million and $5.3 million for the three months ended March 31, 2000 and 1999, respectively, offset in part by decreases in real estate related inventories of $2.2 million and $.7 million for the three months ended March 31, 2000 and 1999, respectively, through land sales.

     During the first three months of 2000, net cash flow used in investing activities was $.4 million as compared to $1.8 million used during the first three months of 1999. The $1.4 million increase in net cash used in investing activities was principally due to a decrease in net property additions of $.5 million and an increase in other liabilities of $.9 million.

     During the first three months of 2000, net cash flow provided by financing activities was $2.5 million compared to $3.1 million used in the first three months of 1999. The $5.6 million increase in cash provided from financing activities is due primarily to $2.5 million in net cash advances from affiliates in 2000 and a decrease in net long-term debt payments of $.1 million in 2000 compared to $3.1 million in 1999 primarily for the $2.2 million principal payment to TPI discussed above.

     Reference is made to Note 2 - Amounts Due to Affiliates - Senior Debt Financing. The total amount due Northbrook and its subsidiaries for Senior Debt financing as of March 31, 2000 was $179,988, which includes accrued and deferred interest to affiliates on senior debt of approximately $29,353 (of which $29,304 has been deferred until December 31, 2001, as described above). Under the terms of the Indenture, the amounts borrowed from Northbrook or its affiliates are "Senior Indebtedness" to the COLAs.


RESULTS OF OPERATIONS

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

     During the first three months of 2000 and 1999, agriculture revenues were $6.2 and $.9 million, respectively.

     Agricultural revenues and cost of sales increased for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 due to the timing of sugar production deliveries. For the three months ended March 31, 2000, the Company sold approximately 14,300 tons of sugar at an average price of approximately $346 per ton. The Company harvested approximately 1,100 acres for the three months ended March 31, 2000 and 1999. Agricultural revenues for the three months ended March 31, 1999 are primarily from diversified agriculture and miscellaneous other income. There was no revenue recognized from the sale of sugar for the three months ended March 31, 1999.

     The operating loss for the three months ended March 31, 2000 and March 31, 1999 was approximately $1.1 million.

GOLF SEGMENT:

     The Company's golf segment is responsible for the management and operation of the two golf courses at Kaanapali Golf Courses in Kaanapali, Maui and the Waikele Golf Club on Oahu.

     Golf revenues were $4.7 million, during the first three months of 2000 as compared to $4.4 million for the three months ended March 31, 1999. During the first three months of 2000, approximately 54,000 rounds of golf were played as compared to 52,000 during the first three months of 1999.

     Golf cost of sales were $2.4 million during the first three months of 2000 as compared to $2.0 million for the first three months of 1999. Golf operating expenses of $.5 million during the first three months of 2000 and 1999, consisted primarily of depreciation expense.

     Operating income of $1.7 million decreased slightly during the first three months of 2000 as compared to $1.9 million during the first three months of 1999.

     PROPERTY SEGMENT:

     The Company's Property segment is responsible for land planning and development activities; obtaining land use, zoning and other governmental approvals; selling or financing developed and undeveloped land parcels.

     Revenues increased to $5.1 million during the first three months of 2000 from $2.7 million during the first three months of 1999. Land sales included revenues for the three months ended March 31, 2000 of approximately $3.5 million from the sale of approximately 17 acres on Maui.

Revenues for the three months ended March 31, 1999 included approximately $.7 million from the sale of 10 acres on Kauai.

     During the first three months of 2000, property cost of sales were $4.0 million as compared to $1.0 million in the first three months of 1999.

The $3.0 million increase in costs was due primarily to an increase in land sales (as discussed above).

     Property sales and cost of sales increased for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 due to land sales. Operating loss increased to $.6 million during the three months ended March 31, 2000 compared to $.1 million for the three months ended March 31, 1999.

     (a)  OAHU.

     After the closure of the Oahu Sugar plantation in 1995, the Company began developing the 64-acre mill site located in Waipahu, which is approximately 10 miles west of downtown Honolulu near Pearl Harbor. The Company received county zoning approval for a light industrial subdivision on the property. In November 1998, the Company sold a portion of this mill site property. The remaining land is currently under contract for sale. There can be no assurance that a sale will be consummated. The Company does not anticipate expending funds for infrastructure at this development.

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

     (b)  MAUI.

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

     The Company owns and operates the Royal Kaanapali Golf Courses ("RKGC"), which are two 18-hole golf courses located at the Kaanapali Beach Resort on West Maui. The courses occupy approximately 320 acres of land. (Reference is made to Note 4 concerning the default notice issued by the lender concerning the indebtedness secured by the golf courses.)

     KAANAPALI GOLF ESTATES. The Company is marketing Kaanapali Golf Estates ("KGE"), a residential community that is part of the Kaanapali Beach Resort in West Maui. KGE is divided into several parcels and the Company has sold approximately 210 homesites (through individual lot and bulk parcel sales) as of March 31, 2000.

     In October 1999, the Company sold in bulk the 17-acre Parcel 21 for $4.5 million. In January 2000, the Company sold the 17-acre Parcel 16 for $3.5 million. The 19-acre Parcel is currently under contract for sale. There can be no assurance that a sale will be consummated.

     NORTH BEACH. In October 1998, the Company received the final Maui County approval (an SMA permit) needed to develop the Kaanapali Ocean Resort ("KOR"), a 280 unit time share project on the 14 acre Lot 1 ("KOR Site") of Kaanapali North Beach.

     In February 1997, the Company formed a limited partnership with an experienced time share management team to proceed with the planning and development of KOR. The limited partnership was unable to obtain financing for KOR on a basis acceptable to the Company. As a result, in February 2000, a subsidiary of the Company purchased all of the interests of the limited partnership and entered into negotiations with several larger timeshare companies. In May 2000, an investment agreement was signed to admit one of the timeshare companies to the limited partnership subject to certain requirements. If such agreement is consummated, it would result in a cash infusion to the Company. However, the potential investor can terminate such agreement at their discretion. There can be no assurance that such transaction will be consummated on any terms.

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

     MAUI INFRASTRUCTURE COSTS. In connection with certain of the Company's land use approvals on Maui, the Company has agreed to provide employee and affordable housing and to participate in the funding of the design and construction of the planned Lahaina/Kaanapali bypass highway. The Company has entered into an agreement with the State of Hawaii Department of Transportation covering the Company's participation in the design and construction of the bypass highway. In conjunction with state urbanization of the Company's Kaanapali Golf Estates project, the Company committed to spend up to $3.5 million (of which approximately $.8 million has been spent as of March 31, 2000) toward the design of the highway. Due to lengthy delays by the State in the planned start date for the bypass highway, the Company recently funded approximately $1.1 million for the engineering and design of the widening of the existing highway through the Kaanapali Beach Resort. The Company believes this $1.1 million will be credited against the $3.5 million commitment discussed above. The Company has also committed another $6.7 million for the construction of the bypass highway, subject to the Company obtaining future entitlements on Maui and the actual construction of the bypass highway. The development and construction of the bypass highway is expected to be a long-term project that will not be completed until the year 2007 or later.

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

PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

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

Oahu Sugar obtained dismissals and directed verdicts on six of defendants' claims. The remaining portions of the complaint and counterclaim proceeded to a jury trial and verdict. On December 2, 1999, the jury denied Oahu Sugar relief on its remaining claims and awarded the defendants approximately $2.6 million in damages on their counterclaim. On March 22, 2000, the trial court entered judgment against Oahu Sugar for the $2.6 million in damages awarded by the jury. In addition, the trial court awarded counterclaimants $751,000 in attorneys' fees, $28,000 in costs and $866,000 in prejudgment interest. Oahu Sugar's post trial motions for judgment as a matter of law and for a new trial have been denied. Oahu Sugar has filed a notice of appeal and intends to pursue the appeal (subject to satisfying lending requirements). Oahu Sugar continues to believe that it is entitled to affirmative relief on its complaint and that it has meritorious defenses to the counterclaim that it intends to appeal. The Company, however, can provide no assurances that it will be successful in obtaining affirmative relief or overturning the verdict against Oahu Sugar. This verdict, if upheld, could have a material adverse effect on the Oahu Sugar's financial condition.

     On October 7, 1999, Oahu Sugar Company was named in a lawsuit entitled, Akee, et al. v. Dow Chemical Company, et al., Civil No. 99-3757-10, and filed in Hawaii State Court (Circuit Court of the First Circuit of Hawaii). This multiple plaintiff toxic tort case named Oahu Sugar and a number of additional defendants including several large chemical, petroleum and agricultural companies. In March 2000, Oahu Sugar Company was dismissed without prejudice.

     On September 30, 1999, Oahu Sugar was one of several defendants named in a lawsuit entitled, City and County of Honolulu v. Leppert, et al.
Civil No. CV 99 00670 ACK-FIY, and filed in the federal court, District of Hawaii. Plaintiff filed this environmental action in an attempt to assert several causes of action including (1) clean-up and other response costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"); (2) owner/operator liability, contribution and indemnity under Hawaii statutory law; (3) strict liability for ultrahazardous activity; and (4) negligence. Plaintiff alleges that defendant Oahu Sugar previously operated a sugar mill on property currently owned by plaintiff, and used pesticides, herbicides, fumigants, petroleum products and by-products and other hazardous chemicals which were allegedly released into the soil and/or groundwater at the subject property. Plaintiff seeks recovery of response costs it has incurred and to be incurred, a declaration of the rights and liabilities for past and any future claims, damages for lost property value, technical consulting and legal costs in investigating the property, increased construction costs, and attorneys' fees and costs. Oahu Sugar intends to defend itself vigorously.

     On September 30, 1999, Oahu Sugar was named in a related lawsuit entitled, City and County of Honolulu v. Leppert, et al., Civil No. 99-3678-09, and filed in Hawaii State Court, Circuit Court for the First Circuit of Hawaii. Oahu Sugar has been served in this matter. This case is the same case as the CERCLA action above, except that it asserts causes of action under the Hawaii Environmental Response Law, the state law equivalent of CERCLA. The alleged specific causes of action include (1) owner/operator liability, contribution and indemnity under Hawaii Revised Statue Section 128D-18; (2) strict liability; (3) negligence, and, (4) declaratory relief on state claims. Oahu Sugar has filed a motion to stay this proceeding pending the outcome of the federal litigation. In any event, Oahu Sugar intends to vigorously defend itself.

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

     The Hawaii Department of Health ("Health Department") has conducted inspections of the plantation properties of Kekaha Sugar Co., Ltd., Lihue Plantation Co., Ltd., and Pioneer Mill Co. As a result of the inspections, the Health Department has noted various areas of alleged non-compliance with environmental law. In the case of Kekaha Sugar Co., Ltd., the Health Department is preparing to bring a civil action against Kekaha to ensure compliance with laws and to assess penalties, but the Health Department has not indicated the amount of penalties it will seek. As a result of the inspection of its properties, Lihue Plantation Co., Ltd. has received a letter requiring certain corrective actions, but the Department of Health has reserved the right to take further enforcement action. Pioneer Mill Co. has not received the inspection report of the Hawaii Department of Health and is therefore unable to determine what actions or penalties the Hawaii Department of Health may impose.

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

4.12 Amended and Restated $28,087,832 Promissory Note from Amfac, Inc. to Amfac/JMB Hawaii, Inc. extended and reissued effective June 1, 1996. (10)

Exhibit
No.         Exhibit
-------     --------

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

Exhibit
No.         Exhibit
-------     --------

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

10.24       Amended buy-sell notice dated August 27, 1998 from APIC. (14)

10.25 Assignment and assumption agreement dated September 30, 1998, executed by TPI and APIC. (14)

10.26 Purchase money promissory note secured by mortgage dated September 30, 1998, executed by APIC. (14)

10.27 Assignment and Contribution Agreement effective December 31, 1998 between Northbrook Corporation and Amfac/JMB Hawaii, L.L.C. (15)

Exhibit
No.         Exhibit
-------     --------

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


                       AMFAC/JMB HAWAII, L.L.C.


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  May 12, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  May 12, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       AMFAC LAND COMPANY, LIMITED


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  May 12, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  May 12, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       AMFAC PROPERTY DEVELOPMENT CORP.


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  May 12, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  May 12, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       AMFAC PROPERTY INVESTMENT CORP.


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  May 12, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  May 12, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       H. HACKFIELD & CO., LTD.


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  May 12, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  May 12, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       KAANAPALI ESTATES COFFEE, INC.


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  May 12, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  May 12, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       KAANAPALI WATER CORPORATION


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  May 12, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  May 12, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       KEKAHA SUGAR COMPANY, LIMITED


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  May 12, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  May 12, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       THE LIHUE PLANTATION COMPANY, LIMITED


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  May 12, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  May 12, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       OAHU SUGAR COMPANY, LIMITED


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  May 12, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  May 12, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       PIONEER MILL COMPANY, LIMITED


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  May 12, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  May 12, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       PUNA SUGAR COMPANY, LIMITED


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  May 12, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  May 12, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       WAIAHOLE IRRIGATION COMPANY, LIMITED


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  May 12, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  May 12, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       WAIKELE GOLF CLUB, INC.


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  May 12, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  May 12, 2000