Form 10-Q
period 2000-06-30
AMFAC JMB HAWAII INC
filed 2000-08-14
CIK 839437

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d)
                       of the Securities Act of 1934



For the quarter ended
June 30, 2000                               Commission File Number 33-24180



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

Pioneer Mill      Hawaii        99-0105278      900 North Michigan Avenue
Company,                                        Chicago, Illinois 60611
Limited                                         312/440-4800

Puna Sugar        Hawaii        99-0051215      900 North Michigan Avenue
Company,                                        Chicago, Illinois 60611
Limited                                         312/440-4800

Waiahole          Hawaii        99-0144307      900 North Michigan Avenue
Irrigation                                      Chicago, Illinois 60611
Company,                                        312/440-4800
Limited

Waikele Golf      Hawaii        99-0304744      900 North Michigan Avenue
Club, Inc.                                      Chicago, Illinois 60611
                                                312/440-4800

(1) The Additional Registrants listed are wholly-owned subsidiaries of the registrant and are guarantors of the registrant's Certificate of Land Appreciation Notes due 2008 (the "COLAs").

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

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . .


PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . .

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . .


PART III.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . .

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                         AMFAC/JMB HAWAII, L.L.C.

                        Consolidated Balance Sheets

                    June 30, 2000 and December 31, 1999
                          (Dollars in Thousands)



                                              JUNE 30,       DECEMBER 31,
                                               2000             1999
                                            (Unaudited)        (Note 1)
                                            -----------      -----------
A S S E T S
-----------

Current assets:
  Cash and cash equivalents. . . . . .         $  3,826           10,931
  Receivables-net. . . . . . . . . . .            4,961            2,905
  Inventories. . . . . . . . . . . . .           33,647           31,741
  Prepaid expenses . . . . . . . . . .            1,395            1,623
                                               --------         --------
        Total current assets . . . . .           43,829           47,200
                                               --------         --------

Investments. . . . . . . . . . . . . .               40               40
                                               --------         --------
Property, plant and equipment:
  Land and land improvements . . . . .          252,128          253,352
  Machinery and equipment. . . . . . .           63,043           62,210
  Construction in progress . . . . . .              610              488
                                               --------         --------
                                                315,781          316,050
  Less accumulated depreciation
    and amortization . . . . . . . . .           47,465           44,896
                                               --------         --------
                                                268,316          271,154
                                               --------         --------
Deferred expenses, net . . . . . . . .            5,971            6,384
Other assets . . . . . . . . . . . . .           33,869           34,916
                                               --------         --------
                                               $352,025          359,694
                                               ========         ========

                         AMFAC/JMB HAWAII, L.L.C.

                                              JUNE 30,       DECEMBER 31,
                                               2000             1999
                                            (Unaudited)        (Note 1)
                                            -----------      -----------
L I A B I L I T I E S
---------------------
Current liabilities:
  Accounts payable . . . . . . . . . .         $  5,914            6,955
  Accrued expenses . . . . . . . . . .            9,162            9,400
  Current portion of long-term
    debt . . . . . . . . . . . . . . .            5,206            5,184
  Current portion of deferred
    income taxes . . . . . . . . . . .            2,850            1,481
  ERS debt in default. . . . . . . . .           76,206           73,004
  Amounts due to affiliates. . . . . .           12,502           12,076
  Amounts due to affiliates -
    Senior Debt financing. . . . . . .            4,304              832
                                               --------         --------
        Total current liabilities. . .          116,144          108,932
                                               --------         --------
Amounts due to affiliates -
  Senior Debt financing. . . . . . . .          181,392          172,133
Accumulated postretirement
  benefit obligation . . . . . . . . .           45,645           47,775
Long-term debt . . . . . . . . . . . .           27,395           27,557
Other long-term liabilities. . . . . .           17,609           16,851
Deferred income taxes. . . . . . . . .           52,918           52,550
Certificate of Land Appreciation
  Notes. . . . . . . . . . . . . . . .          139,413          139,413
                                               --------         --------
        Total liabilities. . . . . . .          580,516          565,211
                                               --------         --------
Commitments and contingencies
  (notes 2, 3, 4, 6, 7 and 8)


M E M B E R ' S   E Q U I T Y   (D E F I C I T )
------------------------------------------------

Member's equity (deficit). . . . . . .         (228,491)        (205,517)
                                               --------         --------
        Total Member's equity
          (deficit). . . . . . . . . .         (228,491)        (205,517)
                                               --------         --------
                                               $352,025          359,694
                                               ========         ========















                The accompanying notes are an integral part
                 of the consolidated financial statements.

                                             AMFAC/JMB HAWAII, L.L.C.

                                       Consolidated Statements of Operations

                                 Three and Six Months Ended June 30, 2000 and 1999
                                              (Dollars in Thousands)
                                                    (Unaudited)
                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               JUNE 30                        JUNE 30
                                                      --------------------------    --------------------------
                                                          2000           1999           2000           1999
                                                      -----------     ----------    -----------     ----------
Revenue:
  Agriculture. . . . . . . . . . . . . . . . . . .       $  6,587         18,816         12,802         19,723
  Property . . . . . . . . . . . . . . . . . . . .            711          4,123          5,770          6,862
  Golf . . . . . . . . . . . . . . . . . . . . . .          3,743          3,358          8,403          7,795
                                                         --------       --------       --------       --------
                                                           11,041         26,297         26,975         34,380
                                                         --------       --------       --------       --------
Cost of sales:
  Agriculture. . . . . . . . . . . . . . . . . . .          9,231         16,386         15,472         17,276
  Property . . . . . . . . . . . . . . . . . . . .            184          6,144          4,159          7,113
  Golf . . . . . . . . . . . . . . . . . . . . . .          2,184          2,325          4,601          4,304
                                                         --------       --------       --------       --------
                                                           11,599         24,855         24,232         28,693
Operating expenses:
  Selling, general and administrative. . . . . . .          2,040          1,467          4,336          3,893
  Depreciation and amortization. . . . . . . . . .          1,313          1,522          2,651          3,099
                                                         --------       --------       --------       --------

Total costs and expenses . . . . . . . . . . . . .         14,952         27,844         31,219         35,685

Operating income (loss)  . . . . . . . . . . . . .         (3,911)        (1,547)        (4,244)        (1,305)
                                                         --------       --------       --------       --------

Non-operating income (expenses):
  Amortization of deferred costs . . . . . . . . .           (212)          (285)          (423)          (595)
  Interest expense . . . . . . . . . . . . . . . .         (8,722)        (6,433)       (16,728)       (13,549)
  Interest income. . . . . . . . . . . . . . . . .             58            144            158            607
                                                         --------       --------       --------       --------
                                                           (8,876)        (6,574)       (16,993)       (13,537)
                                                         --------       --------       --------       --------




                                             AMFAC/JMB HAWAII, L.L.C.

                                 Consolidated Statements of Operations - Continued




                                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                                               JUNE 30                        JUNE 30
                                                      --------------------------    --------------------------
                                                          2000           1999           2000           1999
                                                      -----------     ----------    -----------     ----------

    Loss before taxes and extraordinary item . . .        (12,787)        (8,121)       (21,237)       (14,842)
                                                         --------       --------       --------       --------

  Income tax benefit . . . . . . . . . . . . . . .          5,295          3,347          8,545          5,943
                                                         --------       --------       --------       --------

    Loss before extraordinary item . . . . . . . .         (7,492)        (4,774)       (12,692)        (8,899)
                                                         --------       --------       --------       --------

Extraordinary gain form extinguishment of debt
  (less applicable income taxes of $7,256) . . . .          --            11,243          --            11,243
                                                         --------       --------       --------       --------

    Net income (loss). . . . . . . . . . . . . . .       $ (7,492)         6,469        (12,692)         2,344
                                                         ========       ========       ========       ========




















               The accompanying notes are an integral part of the consolidated financial statements.

                         AMFAC/JMB HAWAII, L.L.C.

                   Consolidated Statements of Cash Flows

                  Six Months Ended June 30, 2000 and 1999
                          (Dollars in Thousands)
                                (Unaudited)

                                                     2000          1999
                                                   --------      --------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . . .     $(12,692)        2,344
  Items not requiring (providing) cash:
    Depreciation and amortization. . . . . . .        2,651         3,099
    Amortization of deferred costs . . . . . .          423           595
    Income tax benefit . . . . . . . . . . . .       (8,545)        1,313
    Extraordinary gain from extinguishment
      of debt. . . . . . . . . . . . . . . . .        --          (18,499)
    Interest on ERS debt in default. . . . . .        3,202         3,168
    Interest on advances from affiliates . . .        9,259         5,784
Changes in:
  Receivables - net. . . . . . . . . . . . . .       (2,056)          844
  Inventories. . . . . . . . . . . . . . . . .          732         8,957
  Prepaid expenses . . . . . . . . . . . . . .          228           493
  Accounts payable . . . . . . . . . . . . . .       (1,041)           46
  Accrued expenses . . . . . . . . . . . . . .         (238)         (485)
  Amounts due to affiliates. . . . . . . . . .          426        (2,990)
  Other long-term liabilities. . . . . . . . .       (2,144)       (2,232)
                                                   --------      --------
        Net cash provided by (used in)
          operating activities . . . . . . . .       (9,795)        2,437
                                                   --------      --------
Cash flows from investing activities:
  Property additions . . . . . . . . . . . . .       (1,105)       (1,541)
  Property sales, disposals and
    retirements - net. . . . . . . . . . . . .           45         9,933
  Other assets . . . . . . . . . . . . . . . .         (344)       (1,745)
  Other long-term liabilities. . . . . . . . .          772        (3,608)
                                                   --------      --------
        Net cash provided by (used in)
          investing activities . . . . . . . .         (632)        3,039
                                                   --------      --------
Cash flows from financing activities:
  Payment to redeem and purchase
    Certificate of Land Appreciation
    Notes (COLAs). . . . . . . . . . . . . . .        --          (40,283)
  Deferred expenses. . . . . . . . . . . . . .          (10)           (6)
  Net (repayments) proceeds of
    long-term debt . . . . . . . . . . . . . .         (140)       (3,514)
  Net amounts due to affiliates. . . . . . . .        3,472        21,318
  Other costs related to extinguishment
    of debt. . . . . . . . . . . . . . . . . .        --             (218)
                                                   --------      --------
        Net cash provided by (used in)
          financing activities . . . . . . . .        3,322       (22,703)
                                                   --------      --------
        Net increase (decrease) in
          cash and cash equivalents. . . . . .       (7,105)      (17,227)
        Cash and cash equivalents,
          beginning of year. . . . . . . . . .       10,931        26,526
                                                   --------      --------
        Cash and cash equivalents,
          end of period. . . . . . . . . . . .     $  3,826         9,299
                                                   ========      ========

                         AMFAC/JMB HAWAII, L.L.C.

                                                     2000          1999
                                                   --------      --------

Supplemental disclosure of cash flow
 information:
  Cash paid for interest (net of
    amount capitalized). . . . . . . . . . . .     $  4,299         5,565
                                                   ========      ========

  Schedule of non-cash investing and
   financing activities:
    Transfer of property actively held
      for sale to real estate inventories. . .     $  2,638           272
                                                   ========      ========

Disposition of debt:
  Gain on extinguishment of debt . . . . . . .     $  --           18,499
  Face value of debt extinguished. . . . . . .        --          (81,291)
  Other costs related to extinguish-
    ment of debt . . . . . . . . . . . . . . .        --              218
  Issuance of Senior Debt to
    affiliates . . . . . . . . . . . . . . . .        --           26,375
  Write-off of Contingent Base Interest. . . .        --           (7,624)
  Write-off of deferred COLA costs . . . . . .        --            3,540
                                                   --------      --------
        Cash paid to redeem and
          purchase COLAs . . . . . . . . . . .     $  --          (40,283)
                                                   ========      ========

































                The accompanying notes are an integral part
                 of the consolidated financial statements.

                         AMFAC/JMB HAWAII, L.L.C.

                Notes to Consolidated Financial Statements

                          June 30, 2000 and 1999
                                (unaudited)

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

(1)  BASIS OF ACCOUNTING

     Amfac/JMB Hawaii, L.L.C. ("AHI", and collectively with the Additional Registrants, as their respective interests may appear, the "Company") is a Hawaii limited liability company. AHI is wholly-owned by Northbrook Corporation ("Northbrook"). The primary business activities of the Company, are land development and sales, golf course management and agriculture. The Company owns approximately 31,000 acres of land located on the islands of Oahu, Maui, Kauai and Hawaii in the State of Hawaii. In addition to its owned lands, the Company leases approximately 45,000 acres of land used primarily in conjunction with its agricultural operations.
The Company's operations are subject to significant government regulation.

     AHI's sole member (Northbrook) is not obligated for any debt, obligation or liability of the Company. However, AHI and certain of the Additional Registrants are obligated to Northbrook and its affiliates directly or as guarantors for the repayment of substantial loans and advances made to them, as described below.

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

     The consolidated financial statements include the accounts of AHI and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Investments in certain partnerships and joint ventures, if any, over which the Company exercises significant influence are accounted for by the equity method. To the extent the Company engages in such activities as a general partner, the Company is contingently liable for the obligations of its partnership and joint venture investments.

                         AMFAC/JMB HAWAII, L.L.C.

                          (Dollars in Thousands)


     The Company's policy is to consider all amounts held with original maturities of three months or less in U.S. Government obligations, certificates of deposit and money market funds (approximately $1,500 and $9,000 at June 30, 2000 and December 31, 1999, respectively) as cash equivalents that are reflected at cost, which approximates market. These amounts include $809 and $954 at June 30, 2000 and December 31, 1999, respectively, which were restricted.

     Project costs associated with the acquisition, development and construction of real estate projects are capitalized and classified as construction in progress. Such capitalized costs are not in excess of the project's estimated fair value, as reviewed periodically or as considered necessary. In addition, interest is capitalized to qualifying assets (principally real estate under development) during the period that such assets are undergoing activities necessary to prepare them for their intended use. Such capitalized interest is charged to cost of sales as revenue from the real estate development is recognized. Interest costs of $273 and $482 have been capitalized for the six months ended June 30, 2000 and 1999, respectively.

     Land actively held for sale and any related development costs transferred from construction in progress are reported as inventories in the accompanying consolidated balance sheets and are stated at the lower of cost or fair value less costs to sell.

     Impairment losses are to be recorded on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Land held for sale of approximately $25,022 is included in inventory in the accompanying consolidated balance sheets at June 30, 2000 and December 31, 1999 and is carried at the lower of cost or fair value less cost to sell.

     During the fourth quarter of 1999, the Company reduced the carrying value of five land parcels which it had expected to dispose of during 2000 and recorded an $11,360 loss to reflect the estimated market value of those parcels.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information (which assume that the Company will continue as a going concern) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ended
December 31, 2000.

     Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

                         AMFAC/JMB HAWAII, L.L.C.

                          (Dollars in Thousands)


(2)  AMOUNTS DUE TO AFFILIATES - SENIOR DEBT FINANCING

     AHI has issued certain Certificates of Land Appreciation Notes due 2008 Class A (the "Class A COLAs") and Certificates of Land Appreciation Notes Class B (the "Class B COLAs", and, collectively with the Class A COLAs, the "COLAs") pursuant to an Indenture dated March 14, 1989 (the "Indenture") (see note 3). Under the Indenture, the Company is entitled to borrow certain amounts from affiliates and third parties that qualifies as "Senior Indebtedness" under the Indenture and is senior in priority to the repayment of the COLAs. Such "Senior Indebtedness" that is due and owing to Northbrook and its affiliates from time to time is referred to herein as the "Senior Debt". Commencing in August 1989 and from time to time thereafter, Northbrook (or its predecessor in interest, Amfac, Inc.) has made Senior Debt advances to the Company.

     In February 1997, the outstanding balance of the Senior Debt, was consolidated under a single $104,759 ten year promissory note, payable to Northbrook. In 1998, the $104,759 note was replaced by two nine-year notes: (i) a $99,595 note, and (ii) a $15,000 note (with an initial balance of $7,920). The $99,595 note was transferred by Northbrook to its affiliate Fred Harvey Transportation Company ("Fred Harvey") in 1998.
These notes are payable interest only until maturity, have a maturity date of February 17, 2007 and accrue interest at the prime rate plus 2%.

     As of December 31, 1998, AHI agreed to exercise its option to redeem Class B COLAs that would be "put" to AMFAC/JMB Finance, Inc. ("AJF") for repurchase in partial consideration for (a) the agreement by Fred Harvey to defer until December 31, 2001 all interest accruing from January 1, 1998 through December 31, 2001 relating to the $99,595 note discussed above;
(b) the agreement of AF Investors, LLC ("AF Investors"), another affiliate of Northbrook, to accept Senior Debt in lieu of cash for those COLAs it held that it intended to put and to defer interest accruing on such Senior Debt and any other Senior Debt it may thereafter hold relative to the put of the COLAs in the same manner as the Fred Harvey Senior Debt (see below); and (c) Northbrook agreeing to cause approximately $55,148 of the Senior Debt that it held to be contributed to the capital of the Company. In connection with the foregoing deferral of interest and contribution of capital, the Company agreed to provide Northbrook and its affiliates with security for the Senior Debt held by them. Such security consists of mortgages on certain real property owned by the Company, pledges of stock of AHI's direct and indirect subsidiaries, and such other unencumbered assets of the Company and its subsidiaries as Northbrook and its affiliates holding such Senior Debt may request. The deferral of interest, together with this contribution to capital, were made as part of the Company's effort to alleviate significant liquidity constraints and continue to meet the Value Maintenance Ratio requirement under the Indenture. At current interest rates, assuming no further advances of Senior Debt and excluding additional short-term amounts borrowed in February and June of 2000, approximately $66,892 of such deferred interest relating to all Senior Debt existing at June 30, 2000 will become due and payable on December 31, 2001.

At such time, there can be no assurance that the Company will either (i) have unrestricted cash available for meeting such obligation or (ii) have

                         AMFAC/JMB HAWAII, L.L.C.

                          (Dollars in Thousands)


the ability to refinance such $66,892 obligation. Failure to meet such obligation, if called, would cause all Senior Debt owing to Northbrook, Fred Harvey, AF Investors or other Northbrook affiliates to be immediately due and payable. A default on Senior Debt of such magnitude would constitute an event of default under the Indenture.

     In connection with the "put" discussed above, on May 25, 1999, the Company borrowed approximately $21,318 from AF Investors, to redeem a portion of the Class B COLAs pursuant to the Class B COLA Redemption Offer (see Note 3). Additionally, as of May 31, 1999, AF Investors submitted Class B COLAs pursuant to the Class B Redemption Offer and agreed to take back senior debt in the amount of $26,375 from the Company in lieu of cash.

Pursuant to the terms of the Indenture, such amounts borrowed from AF Investors constitute Senior Debt that matures on December 31, 2008 and bears interest at a rate per annum of prime (9.50% at June 30, 2000) plus 1%. Interest on such senior Debt is deferred through December 31, 2001, as discussed above. Additional interest may be payable on such Senior Debt upon its maturity based upon fair market value, if any, of the Company's equity at that time.

     In October of 1999, AF Investors paid approximately $808 to assume the lender's position in the loan to the Lihue Plantation Company, Limited ("Lihue") which was originally used to fund the acquisition of the Lihue's power generation equipment. The loan had an outstanding balance of $808 on the date of the loan transfer and bears interest at the rate equal to prime (9.50% at June 30, 2000) plus three and one half percent. The loan is secured by the Lihue power generation equipment, sugar inventories and receivables, certain other assets and real property of the Company, has limited recourse to the Company and is Senior Debt. The outstanding balance as of June 30, 2000 of $308 and related accrued interest of $8 is included in current liabilities.

     In February 2000, the Company borrowed approximately $2,788 from Northbrook for purposes of satisfying the Mandatory Base Interest payment related to the COLAs due February 28, 2000. In June 2000, the Company borrowed an additional $1,200 to fund certain capitalizable property development and agriculture disbursements. Such Senior Debt matures on December 31, 2000, bears interest at a rate per annum equal to prime (9.50% at June 30, 2000) plus 1%, is guaranteed by the Company and is also to be secured by assets of the Company.

     The total amount due Northbrook and its subsidiaries for Senior Debt financing as of June 30, 2000 was $185,696, which includes accrued and deferred interest to affiliates on Senior Debt of approximately $34,112 (of which $34,104 has been deferred until December 31, 2001, as described above). Under the terms of the Indenture, the amounts borrowed from Northbrook or its affiliates are "Senior Indebtedness" to the COLAs.

     The Company has received a notice from each of the holders of the Senior Debt notifying the Company that all Senior Debt is currently in default due to the existence of other defaults or circumstances that constitute events of default under the Senior Debt, including, without limitation (i) the failure of the Company to make quarterly interest payments on the loan from the ERS related to their $66 million loan secured by the Royal Kaanapali Golf Courses; and (ii) the entry of, and failure of the Company to satisfy or otherwise stay, the judgment rendered against the Company in Oahu Sugar Company, Limited v. Walter Arakaki and Steve Swift (see Part II, Item 1, Legal Proceedings, below). Such holders have notified the Company that they have reserved all rights and are assessing their options respecting the Senior Debt. There can be no assurance that such holders will not accelerate the Senior Debt and exercise their remedies against the Company with respect thereto.

                         AMFAC/JMB HAWAII, L.L.C.

                          (Dollars in Thousands)


(3)  CERTIFICATE OF LAND APPRECIATION NOTES

     The COLAs are unsecured debt obligations of the Company, and are subordinated in priority to all "Senior Indebtedness" (as defined in the Indenture) including, but not limited to, the Senior Debt. Interest on the COLAs is payable semi-annually on February 28 and August 31 of each year. The COLAs mature on December 31, 2008. Reference is made to the Company's Annual Report on Form 10-K for discussion of the issuance and redemption history of the COLAs. Though the Company continues to be current with respect to its obligation to pay Mandatory Base Interest (as defined in the Indenture) on the COLAS, the Company has not generated a sufficient level of Net Cash Flow to incur or pay Contingent Base Interest (as defined in the Indenture) on the COLAs commencing in 1990. Approximately $87,675 of cumulative deferred Contingent Base Interest (i.e. not due and payable in the absence of events which have not occurred) related to the period from August 31, 1989 (Final Issuance Date) through June 30, 2000 has not been accrued in the accompanying consolidated financial statements as the Company believes that it is not probable at this time that a sufficient level of Net Cash Flow (as defined in the Indenture) will be generated in the future or that there will be sufficient Maturity Market Value (as defined in the Indenture) as of December 31, 2008 (the COLA maturity date) to pay any unaccrued and deferred Contingent Base Interest. The following table is a summary of Mandatory Base Interest and Contingent Base Interest for the six months ended June 30, 2000 and the year ended December 31, 1999:

                                              Six Months      The Year
                                                Ended          Ended
                                               June 30,      December 31,
                                                2000           1999
                                              ----------     ------------
Mandatory Base Interest paid . . . . . . .      $ 2,788           7,202
Contingent Base Interest due and paid. . .         --              --
Cumulative deferred Contingent Base
  Interest . . . . . . . . . . . . . . . .      $87,675          83,493

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

     As of June 30, 2000, the Company had approximately 155,271 Class A COLAs and approximately 123,554 Class B COLAs outstanding, with a principal balance of approximately $77,635 and $61,778, respectively.

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

     In April 1996, the Company reached an agreement with the ERS to amend the loan, extending the maturity date for five years. In exchange for the loan extension, the ERS received the right to participate in the "Net Disposition Proceeds" (as defined) related to the sale or the refinancing of the golf courses or at the maturity of the loan. The ERS share of the Net Disposition Proceeds increases from 30% through June 30, 1997, to 40% for the period from July 1, 1997 to June 30, 1999 and to 50% thereafter. The loan amendment effectively adjusted the interest rate as of January 1, 1995 to 9.5% until June 30, 1996. After June 30, 1996, the loan bears interest at a rate per annum equal to 8.73%. The loan amendment requires the Company to pay interest at the rate of 7% for the period from January 1, 1995 to June 30, 1996, 7.5% from July 1, 1996 to June 30, 1997,
7.75% from July 1, 1997 to June 30, 1998 and 8.5% thereafter ("Minimum Interest"). The Minimum Interest for the years ended December 31, 1999 and 1998 was $5,610 and $5,365, respectively. The accrued Minimum Interest was $1,414 as of December 31, 1999 and 1998. The scheduled minimum payments are normally paid quarterly on the principal balance of the $66,000 loan. The Company paid the Minimum Interest to the ERS on October 29, 1999 for the payments due on January 1, April 1, July 1 and October 1, 1999, as discussed below. The difference between the accrued interest expense and the Minimum Interest payment due accrues interest and is payable on an annual basis from excess cash flow, if any, generated from the Kaanapali Golf Courses. The annual minimum interest payments have been in excess of the cash flow generated by the Kaanapali Golf Courses. The total accrued interest payable from excess cash flow was approximately $5,590 as of December 31, 1999. Although the outstanding loan balance remains nonrecourse, certain payments and obligations, such as the Minimum Interest payments and the ERS's share of appreciation, if any, are recourse to the Company. However, the Company's obligations to make future Minimum Interest payments and to pay the ERS a share of appreciation would be terminated if the Company tendered an executed deed to the golf course property to the ERS in accordance with the terms of the loan amendment. Due to insufficient cash flow generated by the golf courses and intransigence by the ERS with respect to its obligation related to certain easements needed by the Company's development operations, the Company chose not to pay to the ERS the quarterly Minimum Interest payments beginning January 1, 1999, through October 29, 1999. As expected, the Company received a default notice from the ERS. On October 29, 1999, after receipt of consent to certain easements, the Company paid the ERS the minimum interest payments due beginning with the January 1, 1999 through October 1, 1999 payments aggregating approximately

                         AMFAC/JMB HAWAII, L.L.C.

                          (Dollars in Thousands)


$5,743 (including other miscellaneous costs). For the same reasons, the Company has not paid the ERS the minimum interest payments due on January 1, April 1, and July 1, 2000. As expected, the Company received a further default notice from the ERS and is currently pursuing renegotiation of the loan terms as well as attempting to obtain the other easements which the Company believes the ERS is obligated to provide. There can be no assurance that such negotiations will result in a definitive agreement to settle the disputes between the Company and the ERS concerning this loan.


(5)  SEGMENT INFORMATION

     Agriculture, Property and Golf comprise separate industry segments of the Company. Operating Income (Loss)-Other consists primarily of unallocated overhead expenses and Total Assets-Other consists primarily of cash and deferred expenses. Total assets at the balance sheet dates and capital expenditures, operating income (loss) and depreciation and amortization during the six months ended June 30, 2000 and June 30, 1999 are set forth below by each industry segment:

                                              June 30,    December 31,
                                                2000          1999
                                              --------    ------------
Total Assets:
  Agriculture. . . . . . . . . . . . . . .    $173,783         169,433
  Property . . . . . . . . . . . . . . . .      92,857          96,937
  Golf . . . . . . . . . . . . . . . . . .      76,605          76,893
  Other. . . . . . . . . . . . . . . . . .       8,780          16,431
                                              --------        --------
                                              $352,025         359,694
                                              ========        ========

                                                   Six Months Ended
                                                       June 30,
                                              ------------------------
                                                2000            1999
                                              --------        --------
Capital Expenditures:
  Agriculture. . . . . . . . . . . . . . .    $    909             983
  Property . . . . . . . . . . . . . . . .          23             383
  Golf . . . . . . . . . . . . . . . . . .         173             175
                                              --------        --------
                                              $  1,105           1,541
                                              ========        ========
Operating income (loss):
  Agriculture. . . . . . . . . . . . . . .    $ (4,751)            274
  Property . . . . . . . . . . . . . . . .      (2,022)         (3,012)
  Golf . . . . . . . . . . . . . . . . . .       2,828           2,455
  Other. . . . . . . . . . . . . . . . . .        (299)         (1,022)
                                              --------        --------
                                              $ (4,244)         (1,305)
                                              ========        ========
Depreciation and amortization:
  Agriculture. . . . . . . . . . . . . . .    $  1,786           1,878
  Property . . . . . . . . . . . . . . . .         201             406
  Golf . . . . . . . . . . . . . . . . . .         660             722
  Other. . . . . . . . . . . . . . . . . .           4              93
                                              --------        --------
                                              $  2,651           3,099
                                              ========        ========

                         AMFAC/JMB HAWAII, L.L.C.

                          (Dollars in Thousands)


(6)  TRANSACTIONS WITH AFFILIATES

     The Company does not believe it is probable at this time that a sufficient level of Net Cash Flow will be generated in the future to pay the Qualified Allowance (as defined in the Indenture) that could, under certain circumstances, become payable to JMB Realty Corporation ("JMB"), an affiliate of the Company, under the Indenture. Accordingly, the Company has not accrued for any Qualified Allowance in the accompanying consolidated financial statements. For the years 1999, 2000 and 2001, JMB has agreed that the Qualified Allowance shall in no event exceed $5,000 in any year. The cumulative deficiency of Qualified Allowance is $79,102 as of December 31, 1999. Net Cash Flow was $0 for 1999 and is expected to be $0 for 2000.

     The Company and its joint ventures reimburse Northbrook, JMB and their affiliates for direct expenses incurred on their behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's or the joint ventures' operations. The total of such costs for the six months ended June 30, 2000 and 1999 was approximately $400 and $334, respectively, of which $563 was unpaid as of June 30, 2000. In addition, as of June 30, 2000, the current portion of amounts due to affiliates includes $9,106 and $2,009 of income tax payable related to the Class A COLA Redemption Offer and Class B COLA Redemption Offer, respectively (see Note 3). Also, the Company pays a non-accountable reimbursement of approximately $30 per month to JMB or its affiliates in respect of general overhead expense, all of which was paid as of June 30, 2000.

     JMB Insurance Agency, Inc., an affiliate of JMB, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those available to the Company in similar dealings with unaffiliated third parties. The total of such commissions for the six months ended June 30, 2000 and 1999 was approximately $459 and $552, respectively, all of which was paid as of June 30, 2000.

     Northbrook and its affiliates allocated certain charges for services to the Company based upon the estimated level of services for the six months ended June 30, 2000 and 1999 of approximately $240 and $146, respectively, of which $822 was unpaid as of June 30, 2000. These services and costs are intended to reflect the Company's separate costs of doing business and are principally related to the inclusion of the Company's employees in the Northbrook pension plan, payment of severance and termination benefits and reimbursement for insurance claims paid on behalf of the Company. All amounts described above, deferred or currently payable, do not bear interest and are expected to be paid in future periods.

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

                         AMFAC/JMB HAWAII, L.L.C.

                          (Dollars in Thousands)


(8)  COMMITMENTS AND CONTINGENCIES

     The Company continues to face a severe liquidity shortage. The Company has made expense cuts and deferrals where possible. Additionally, the Company has not paid the quarterly interest payments (due in January, April and July, 2000) to the State of Hawaii Employee Retirement System related to their $66 million loan secured by the Royal Kaanapali Golf Courses. These measures, along with the closing of the sale of land parcels in Kaanapali Golf Estates in January and July 2000 and the additional Senior Debt borrowings from Northbrook made during 2000, have kept the Company operating through the date of this report. However, management does not expect any relief from the extremely tight cash situation, at least until a new investor is admitted to the Kaanapali Ocean Resort ("KOR") limited partnership or the Company otherwise sells a portion of its North Beach property on Maui.

     Unfortunately, there are several large, contingent cash expenditures that may make any relief temporary. These include:

      (1) the ultimate outcome of the litigation and environmental matters described in Part II. "Legal Proceedings";

      (2) a loss of sugar revenues resulting from an anticipated sugar price that is 15% to 20% lower than the average price received in 1999;

      (3) the cost of a possible closure of the sugar operations on Kauai. Due to lower prices and yields, management is currently evaluating a shutdown of the Kauai sugar plantations, which would trigger significant employee severance and other closing costs.

      (4) the uninsured portion of the costs associated with the breakdown in February 2000 of the primary power generation equipment at the Lihue Plantation Company power plant; and

      (5) the possibility that Kauai Electric Company, if it is unable to obtain certain land use permits, could attempt to exercise its option to rescind its purchase of a parcel of land from the Lihue Plantation Company (a subsidiary of the Company) and require the return of the approximately $5 million purchase price paid to Lihue Plantation in 1992.

     It is difficult to predict the ultimate outcome of these various contingencies, any of which could have a material adverse effect on the financial condition of the Company.

     In the absence of additional land and business sales (none of which are currently expected to close at the earliest until late in the third quarter of 2000) or financing from third parties (which has generally not been obtainable), the Company believes that additional Senior Debt borrowings from Northbrook or its affiliates will be necessary to meet its short-term and long-term liquidity needs. Northbrook and its affiliates have made such borrowings available to the Company in the past. However, there is no assurance that Northbrook or its affiliates will have the financial capability or willingness to make such funds available to the Company, to meet the Company's short-term or long-term liquidity needs. To the extent that Northbrook or its affiliates make such borrowings available to the Company during 2000, any such borrowings would be required (i) to be

                         AMFAC/JMB HAWAII, L.L.C.

                          (Dollars in Thousands)


"Senior Indebtedness" (as defined in the Indenture), (ii) to accrue interest at the rate of prime plus 1%, and (iii) to have principal and interest fully repayable prior to the end of year 2000. Moreover, as a condition to the additional Senior Debt loans made by Northbrook and its affiliates commencing in 1999, the Company has agreed to make substantial portions of the remaining unencumbered real and personal property assets of the Company security for all of the Senior Debt held by Northbrook and its affiliates. The Company has implemented other alternatives to address the projected cash deficits for 2000. These alternatives include expense cuts and deferrals at several of the Company's businesses. Although these expense cuts and deferrals have improved the Company's short-term cash situation, the Company must either complete additional land or business sales, or receive new loans from Northbrook or its affiliates, to provide sufficient cash to operate through the end of 2000.

     The Company's Property segment had contractual commitments (related to project costs) of approximately $537 as of June 30, 2000. Additional development expenditures are dependent upon the Company's ability to obtain financing for such costs and on the timing and extent of property development and sales.

     As of June 30, 2000, certain portions of the Company's land not currently under development are mortgaged as security for approximately $1,417 of performance bonds related to property development.


(9)  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Northbrook's tax returns have been examined by the Internal Revenue Service (the "IRS") for the period 1992-1994, and deficiencies were proposed by the IRS. In April 2000, Northbrook and the IRS reached an agreement related to the period 1992 through 1994, the result of which requires no expenditures by the Company. The statutes of limitations with respect to Northbrook's tax returns for the years 1995 through 1998 remain open. The Company is a subsidiary of Northbrook and accordingly is subject to tax liability exposure due to the several nature of the liability for the payment of taxes for by entities filing consolidated tax returns.

PART I.  FINANCIAL INFORMATION
     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

General

     In addition to historical information, this Quarterly Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act 1995. These statements are based on management's current expectations about its businesses and the markets in which the Company operates. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual operating results may be affected by various factors including, without limitation, changes in national and Hawaiian economic conditions, competitive market conditions, uncertainties and costs related to and the imposition of conditions on receipt of governmental approvals and costs of material and labor, all of which may cause such actual results to differ materially from what is expressed or forecast in this report.

     A significant portion of the Company's cash needs result from the nature of the real estate development business, which requires a substantial investment in preparing development plans, seeking land urbanization and other governmental approvals and completing infrastructure improvements prior to realizing a cash return on the investment. Additionally, the Company's sugar operations incur a cash deficit during the first half of the year of $10 to $15 million. This seasonal cash deficit is due to the sugar plantations' operating costs being incurred fairly ratably during the year, while revenues are received between May and December, concurrent with raw sugar deliveries to the California and Hawaiian Sugar Company ("C&H"). In addition to seasonal cash needs, in many years, including 2000, cash flow from sugar operations has been or is expected to be negative, requiring a net cash investment to fund the operating deficits and any capital costs. Other significant cash needs also include overhead expenses and debt service.

     As previously reported, the Company continues to face a severe liquidity shortage. The Company has made expense cuts and deferrals where possible. Additionally, the Company has not paid the quarterly interest payments (due in January, April and July 2000) to the State of Hawaii Employee Retirement System related to their $66 million loan secured by the Royal Kaanapali Golf Courses. These measures, along with the closing of the sale of land parcels in Kaanapali Golf Estates in January and July 2000 and the additional Senior Debt borrowings from Northbrook made during 2000, have kept the Company operating through the date of this report. However, management does not expect any relief from the extremely tight cash situation, at least until a new investor is admitted to the KOR limited partnership (as described below), or the Company otherwise sells a portion of its North Beach property on Maui.

     Unfortunately, there are several large, contingent cash expenditures that may make any relief temporary. These include:

      (1) the ultimate outcome of the litigation and environmental matters described in Part II. "Legal Proceedings";

      (2) a loss of sugar revenues resulting from an anticipated sugar price that is 15% to 20% lower than the average price received in 1999;

      (3) the cost of a possible closure of the sugar operations on Kauai. Due to lower prices and yields, management is currently evaluating a shutdown of the Kauai sugar plantations, which would trigger significant employee severance and other closing costs.

      (4) the uninsured portion of the costs associated with the breakdown in February 2000 of the primary power generation equipment at the Lihue Plantation Company power plant; and

      (5) the possibility that Kauai Electric Company, if it is unable to obtain certain land use permits, could attempt to exercise its option to rescind its purchase of a parcel of land from the Lihue Plantation Company (a subsidiary of the Company) and require the return of the approximately $5 million purchase price paid to Lihue Plantation in 1992.

     It is difficult to predict the ultimate outcome of these various contingencies, any of which could have a material adverse effect on the financial condition of the Company.

     In the absence of additional land and business sales (none of which are currently expected to close at the earliest until late in the third quarter of 2000) or financing from third parties (which has generally not been obtainable), the Company believes that additional Senior Debt borrowings from Northbrook or its affiliates will be necessary to meet its short-term and long-term liquidity needs. Northbrook and its affiliates have made such borrowings available to the Company in the past. In February 2000, the Company borrowed approximately $2.8 million from Northbrook for the Mandatory Base Interest payment related to the COLAs due February 28, 2000. In June 2000, the Company borrowed an additional $1.2 million to fund capitalizable property and agriculture disbursements. The borrowings have met the requirements discussed below. However, there is no assurance that Northbrook or its affiliates will have the financial capability or willingness to make such funds available to the Company, to meet the Company's short-term or long-term liquidity needs. To the extent that Northbrook or its affiliates make such borrowings available to the Company during 2000, any such borrowings would be required (i) to be "Senior Indebtedness" (as defined in the Indenture), (ii) to accrue interest at the rate of prime plus 1%, and (iii) to have principal and interest fully repayable prior to the end of year 2000. Moreover, as a condition to the additional Senior Debt loans made by Northbrook and its affiliates commencing in 1999, the Company has agreed to make substantial portions of the remaining unencumbered real and personal property assets of the Company security for all of the Senior Debt held by Northbrook and its affiliates. The Company has implemented other alternatives to address the projected cash deficits for 2000. These alternatives include expense cuts and deferrals at several of the Company's businesses. Although these expense cuts and deferrals have improved the Company's short-term cash situation, the Company must either complete additional land or business sales, or receive new loans from Northbrook or its affiliates, to provide sufficient cash to operate through the end of 2000.

     In recent years, the Company has funded its significant cash requirements primarily through Senior Debt borrowings from Northbrook and its affiliates and from revenues generated by the development and sale of its properties. Significant short-term cash requirements relate to the funding of agricultural deficits, interest expenses and overhead expenses. At June 30, 2000, the Company had unrestricted cash and cash equivalents of approximately $3.0 million. The Company intends to use its cash reserves, land sales proceeds and proceeds from new financings or joint venture arrangements to meet its short-term liquidity requirements. However, there can be no assurance that new financings can be obtained or property sales completed.

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

     Although only small portions of the Company's lands are formally listed for sale, management is exploring the possible sale of other parcels with prospects that the Company has identified through its own extensive network of contacts in the real estate business. Additionally, it is well known throughout the real estate industry in Hawaii that the Company has been aggressively marketing and selling land and, thus, management receives a significant number of direct inquiries from brokers and prospective purchasers. From time to time certain of the Company's lands are under contract for sale. However, the contracts typically have due diligence investigation periods which allow the prospective purchasers to terminate the agreements. There can be no assurance that any signed contracts for sale will in fact close under the original terms and conditions or any other terms or that the Company will be successful in selling the land at an acceptable price.

     During the first six months of 2000, the Company generated approximately $3.5 million in land sales primarily from the sale of Parcel 16 at the Kaanapali Golf Estates on Maui. In July 2000, the Company generated approximately $3.5 million in land sales primarily from the sale of Parcel 19/20 at the Kaanapali Golf Estates on Maui.

     During 1999, the Company generated approximately $14.9 million from the sale of approximately 2,200 acres on Maui and Kauai, including the sale of Kapaa 1400 on Kauai for $4.4 million (November 1999) and the sale of a 17 acre parcel in Kaanapali Golf Estates on Maui for $4.5 million (October
1999).

     The Company continues to implement certain cost savings measures and to defer certain development costs and capital expenditures for longer-term projects. The Company's Property segment expended approximately $3.7 million in project costs during 1999 and anticipates expending (subject to cash availability) approximately $6.0 million in project costs during 2000.

As of June 30, 2000, contractual commitments related to project costs totaled approximately $0.5 million. However, the Company also has made a number of commitments to fund certain infrastructure costs relating to the future construction of a new Lahaina/Kaanapali bypass highway on Maui, that could require additional significant expenditures in the longer term should such highway be built (see discussion of Maui Infrastructure Costs below).

     In 1998, the Company completed the purchase of its former joint venture partner's 50% interest in the 96 acre beachfront parcel commonly referred to as Kaanapali North Beach. The Company and Tobishima Pacific, Inc. ("TPI") had been unable to agree on key operating decisions related to the development of the Kaanapali Ocean Resort ("KOR") and the future development plan for the entire North Beach property. To break the deadlock on these issues, the Company exercised a buy/sell option using a $12 million stated purchase price, and TPI elected to sell its interest. The Company financed 80% of the purchase price for TPI's interest in North Beach and signed a note and first mortgage in favor of TPI for $9.6 million. The note is payable in five equal annual principal installments of approximately $1.9 million beginning in September 1999 and with interest at 8.5% per annum payable quarterly. In addition to the scheduled principal and interest payments, in January 1999, the Company paid TPI $2.2 million on its note to release Lot #1 for KOR and the new 10-acre public recreation area at North Beach.

     The Company has made significant changes in the operations of its sugar plantations in an effort to reduce operating costs and increase productivity. The sugar industry in Hawaii has experienced significant difficulties for a number of years. Growers in Hawaii have long struggled with high costs of production relative to the prevailing market price for raw sugar, which have led to the closure of many plantations, including the

Oahu Sugar Company and more recently Pioneer Mill Company. Transportation costs of raw sugar to the C&H refinery are also significant. Over the years, the Company has implemented numerous cost reduction and consolidation plans. In a further effort to reduce operating costs, the Company recently instituted a temporary furlough program at the Kauai plantation. The plan (which primarily involves the planting crews at the plantation) will reduce operating costs in the short-term. As discussed above, management is currently evaluating a shutdown of the plantation. Such evaluation involves consideration of the affect of the temporary furlough on the volume of future sugar crops and therefore future revenues and the significant costs associated with closure such as severance and other closing costs.

     After lengthy negotiations with the union, in April 1998, the union membership at the Kauai plantation ratified a two-year contract which included a 10% reduction in wages as well as other concessions. The two-year contract, which covers approximately 89% of the workforce, expired on January 31, 2000 and has been extended on a day-to-day basis. The extension agreement allows either party to cancel upon three days notice. Renewal of the contract is currently being negotiated; however, there can be no assurance that the prior concessions and any additional changes that may be necessary will be obtained. The absence of these concessions and/or changes would cause the Company to consider the possible shutdown of its sugar operations on Kauai. Although the prior concessions provided a meaningful, positive impact on operations, they did not provide the type of structural changes necessary to provide for long-term profitability and a secure future for the Company's sugar operations.

     The Lihue Plantation Company ("Lihue Plantation") on Kauai recently suffered a breakdown of its power-generating turbine in February 2000. The Company believes that the turbine repair costs and lost profits (net of a $0.5 million policy deductible) are covered by insurance (although there can be no assurance that all of the lost profits will be so covered).
Lihue Plantation has completed the repair of the turbine and has incurred expenditures of approximately $2.2 million in connection with the turbine repair and certain other related expenditures. As of June 30, 2000, Lihue Plantation has received $0.9 million in advances against the claim from the insurance carriers.

     The Company completed its final harvest of sugar cane at Pioneer Mill on Maui in September 1999 in conjunction with its shutdown. Pioneer Mill had consistently incurred losses in prior years and it was expected that those losses would continue in the future. The Company intends to use portions of the land at Pioneer Mill for alternative crops.

     Company management cannot predict precisely the actual cost of a plantation shutdown until a shutdown plan is developed. There are a significant number of factors that impact the actual cost including: the exact timing of the shutdown, potential environmental issues (currently unknown), the market and pricing for the possible sale or lease of the plantation's field and mill equipment, and employee termination costs (which are subject to union negotiation). Other significant unknowns (in the case of Kauai) relate to the costs associated with terminating the power sale agreements with the local utility company.

     The price of raw sugar has fallen from approximately 22 cents/lb. to a range of 18 cents/lb. to 16 cents/lb. for current deliveries. Futures prices for 2000 range from 18 cents/lb. to 19 cents/lb. While the Company had hedged (effectively pre-sold) a portion of the 1999 deliveries and did not experience any material impact in 1999 resulting from the 1999 raw sugar price reduction, the Company anticipates receiving (at the current price levels) approximately $3 to $5 million less in net sugar proceeds from its 2000 harvest than originally forecasted. As the futures prices for 2000 have generally not exceeded the Company's break-even price, the Company was only 5% hedged for year 2000 deliveries. If the USDA continues to manage the sugar program at the current price levels, losses will be approximately $4 million greater than projected and it is doubtful that the Company will be able to sustain its sugar business on Kauai for more than another year or two. As described, changes in the price of raw sugar could also impact the level of agricultural deficits and, as a result, the annual cash needs of the Company. Although government legislation, which is in place through 2002, sets a target price range (currently approximately 21.5 cents to 23 cents per pound) for raw sugar, it is possible that such legislation could be amended or repealed resulting in a reduction in the price of raw sugar to world levels (currently approximately 5 cents to 6 cents/lb). Such a reduction could also cause the Company to consider the shutdown of its remaining sugar plantations on Kauai.

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

     During the first six months of 2000, cash decreased by $7.1 million from December 31, 1999. Net cash was used in operating activities of $9.8 million, investing activities of $0.6 million and provided by financing activities of $3.3 million.

     During the first six months of 2000, net cash flow used in operating activities was $9.8 million, as compared to net cash provided by operating activities of $2.4 million during the first six months of 1999. The $12.2 million increase in cash flow used in operating activities was due primarily to (i) a $2 million increase in receivables primarily from sugar operations during the first six months of 2000 compared to an $0.8 million decrease in receivables for the first six months of 1999 and (ii) a $0.7 million decrease in agricultural and real estate related inventories for the six months ended June 30, 2000 compared to an $8.9 million decrease in 1999. The decrease in agricultural inventories of $3.4 million in 1999 compared to the $2.0 million increase in 2000, is primarily due to the decrease in inventory due to the final sugar harvest at Pioneer Mill on Maui in 1999 and the higher percentage of sugar tons produced relative to the estimated annual production at the Kauai plantation of 58% and 37%, respectively, at June 30, 1999 and 2000.

     During the first six months of 2000, net cash flow used in investing activities was $0.6 million as compared to $3.0 million provided during the first six months of 1999. The $3.6 million increase in net cash used in investing activities was principally due to a decrease in net property sales, disposals and retirements and a decrease in other liabilities for the six months ended June 30, 1999 primarily due to the stock sale of Kaanapali Water Corporation (discussed above).

     During the first six months of 2000, net cash flow provided by financing activities was $3.3 million compared to $22.7 million used in the first six months of 1999. The $26 million increase in cash provided from financing activities is due primarily to (i) the $40.3 million of cash used to redeem the Class B COLASs in June 1999 offset in part by $21.3 million in advances from affiliates compared to $3.5 million in advances from affiliates for the first six months of 2000 and (ii) to a decrease in net long-term debt payments of $0.2 million for the six months ended June 30, 2000 compared to $3.5 million for the six months ended June 30, 1999 primarily for the $2.2 million principal payment to TPI discussed above.

     Reference is made to Note 2 - Amounts Due to Affiliates - Senior Debt Financing. The total amount due Northbrook and its subsidiaries for Senior Debt financing as of June 30, 2000 was $185,696, which includes accrued and deferred interest to affiliates on senior debt of approximately $34,112 (of which $34,104 has been deferred until December 31, 2001, as described above). Under the terms of the Indenture, the amounts borrowed from Northbrook or its affiliates are "Senior Indebtedness" to the COLAs.

     The Company has received a notice from each of the holders of the Senior Debt notifying the Company that all Senior Debt is currently in default due to the existence of other defaults or circumstances that constitute events of default under the Senior Debt, including, without limitation (i) the failure of the Company to make quarterly interest payments on the loan from the ERS related to their $66 million loan secured by the Royal Kaanapali Golf Courses; and (ii) the entry of, and failure of the Company to satisfy or otherwise stay, the judgment rendered against the Company in Oahu Sugar Company, Limited v. Walter Arakaki and Steve Swift (see Part II, Item 1, Legal Proceedings, below). Such holders have notified the Company that they have reserved all rights and are assessing their options respecting the Senior Debt. There can be no assurance that such holders will not accelerate the Senior Debt and exercise their remedies against the Company with respect thereto.

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

     During the first six months of 2000 and 1999, agriculture revenues were $12.8 and $19.7 million, respectively.

     Agriculture revenues and cost of sales decreased for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 due to the shutdown of sugar operations at Pioneer Mill which completed its final harvest in September 1999, the decrease in tons produced and the timing of sugar production deliveries. For the six months ended June 30, 2000 the Company sold approximately 29,346 tons of sugar, a 38% decrease over the same period in 1999. The average price of sugar sold for the six months ended June 30, 2000 of approximately $334 represents a 10% decrease over the same average price for the six months ended June 30, 1999. The Company harvested 3,787 and 7,131 acres for the six months ended June 30, 2000 and 1999, respectively.

     Agriculture revenues and cost of sales decreased for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 due to the decrease in tons produced and the shutdown of sugar operations at Pioneer Mill in 1999. For the three months ended June 30, 2000 the Company sold approximately 15,043 tons of sugar, a 68% decrease over the same period in 1999. Approximately 50% of the decrease in the tons of sugar sold is attributable to the 1999 shutdown of sugar operations at Pioneer Mill; the remaining approximately 50% decrease in tons sold is attributed to an approximately 55% decrease in sugar production at the Kauai plantations due to a 33% decline in yield per acre of sugarcane harvested. The average price of sugar sold for the three months ended June 30, 2000 of approximately $323 represents a 13% decrease over the same average price for the three months ended June 30, 1999. The Company harvested 2,668 and 5,956 acres for the three months ended June 30, 2000 and 1999, respectively.

     The operating loss of $3.7 million and $4.8 million for the three and six months ended June 30, 2000 as compared to the $1.3 million and $.2 million operating income for the three and six months ended June 30, 1999, reflects the decrease in the average price of sugar sold and the decrease in tons of sugar sold and produced without a commensurate decrease in expenses.

GOLF SEGMENT:

     The Company's golf segment is responsible for the management and operation of the two golf courses at Kaanapali Golf Courses in Kaanapali, Maui and the Waikele Golf Club on Oahu.

     Golf revenues were $3.7 and $8.4 million, during the three and six months ended June 30, 2000 as compared to $3.4 and $7.8 million for the three and six months ended June 30, 1999. During the three and six months ended June 30, 2000, approximately 47,000 and 101,000 rounds of golf were played as compared to 44,000 and 97,000 during the first three and six months of 1999.

     Golf cost of sales were $2.2 and $4.6 million during the three and six months ended June 30, 2000 as compared to $2.3 and $4.3 million for the three and six months ended June 30, 1999. Golf operating expenses of $0.5 and $1.0 million during the first three and six months of 2000 and 1999, consisted primarily of depreciation expense.

     Operating income of $1.0 and $2.8 million increased during the three and six months ended June 30, 2000 as compared to $0.5 and $2.5 million during the three and six months ended June 30, 1999 primarily due to the increase in revenue as a result of the increase in rounds of golf played.

     PROPERTY SEGMENT:

     The Company's Property segment is responsible for land planning and development activities; obtaining land use, zoning and other governmental approvals; selling or financing developed and undeveloped land parcels.

     Revenues decreased to $0.7 and $5.8 million during the three and six months ended June 30, 2000 from $4.1 and $6.9 million during the three and six months ended June 30, 1999. Land sales included revenues for the six months ended June 30, 2000 of approximately $3.5 million primarily from the sale of approximately 17 acres on Maui. Revenues for the six months ended June 30, 1999 included approximately $5.5 million from the sale of 826 acres of primarily agricultural lands on Kauai and Maui.

     During the three and six months ended June 30 2000, property cost of sales were $0.2 and $4.2 million as compared to $6.1 and $7.1 million for the three and six months ended June 30, 1999. The decrease in costs was due primarily to a decrease in land sales (as discussed above).

     Property sales and cost of sales decreased for the three and six months ended June 30, 2000 as compared to the three and six months ended June 30, 1999 due to a decrease in land sales. Operating loss decreased to $1.4 and 2.0 million during the three and six months ended June 30, 2000 compared to $2.9 and 3.0 million for the three and six months ended
June 30, 1999.

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

     KAANAPALI GOLF ESTATES. The Company is marketing Kaanapali Golf Estates ("KGE"), a residential community that is part of the Kaanapali Beach Resort in West Maui. KGE is divided into several parcels and the Company has sold approximately 210 homesites (through individual lot and bulk parcel sales) as of June 30, 2000.

     In October 1999, the Company sold in bulk the 17-acre Parcel 21 for $4.5 million. In January 2000, the Company sold the 17-acre Parcel 16 for $3.5 million. In July 2000, the Company sold the 19-acre Parcel 19/20 for $3.5 million.

     NORTH BEACH. In October 1998, the Company received the final Maui County approval (an SMA permit) needed to develop the Kaanapali Ocean Resort ("KOR"), a 280 unit time share project on the 14 acre Lot 1 ("KOR Site") of Kaanapali North Beach.

     In February 1997, the Company formed a limited partnership with an experienced time share management team to proceed with the planning and development of KOR. The limited partnership was unable to obtain financing for KOR on a basis acceptable to the Company. As a result, in February 2000, a subsidiary of the Company purchased all of the interests of the limited partnership and entered into negotiations with several larger timeshare companies. In May 2000, an investment agreement was signed to admit one of the timeshare companies to the limited partnership, subject to due diligence and certain pre-closing requirements. If such agreement is consummated, it would result in a cash infusion to the Company. The due diligence period has expired and this transaction is currently scheduled to close in August 2000. In an effort to resolve certain outstanding issues with the buyer, the Company is currently negotiating a possible amendment of the investment agreement, that would, among other things, extend the closing date until the fourth quarter of 2000. There can be no assurance that such transaction will be consummated on any terms.

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

     PUUKOLII VILLAGE. The Company has regulatory approval to develop a project, known as "Puukolii Village", on approximately 249 acres located "Mauka" ("towards the mountains") of Kaanapali Beach Resort. A significant portion of this project will be affordable housing. Development of most of Puukolii Village cannot commence until after completion of the planned Lahaina/Kaanapali bypass highway. As such, development of this parcel is not assured and is expected to be long term in any event.

     MAUI INFRASTRUCTURE COSTS. In connection with certain of the Company's land use approvals on Maui, the Company has agreed to provide employee and affordable housing and to participate in the funding of the design and construction of the planned Lahaina/Kaanapali bypass highway. The Company has entered into an agreement with the State of Hawaii Department of Transportation covering the Company's participation in the design and construction of the bypass highway. In conjunction with state urbanization of the Company's Kaanapali Golf Estates project, the Company committed to spend up to $3.5 million (of which approximately $0.8 million has been spent as of June 30, 2000) toward the design of the highway. Due to lengthy delays by the State in the planned start date for the bypass highway, the Company recently funded approximately $1.1 million for the engineering and design of the widening of the existing highway through the Kaanapali Beach Resort. The Company believes this $1.1 million will be credited against the $3.5 million commitment discussed above. The Company has also committed another $6.7 million for the construction of the bypass highway, subject to the Company obtaining future entitlements on Maui and the actual construction of the bypass highway. The development and construction of the bypass highway is expected to be a long-term project that will not be completed until the year 2007 or later, if ever.

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

Oahu Sugar obtained dismissals and directed verdicts on six of defendants' claims. The remaining portions of the complaint and counterclaim proceeded to a jury trial and verdict. On December 2, 1999, the jury denied Oahu Sugar relief on its remaining claims and awarded the defendants approximately $2.6 million in damages on their counterclaim. On March 22, 2000, the trial court entered judgment against Oahu Sugar for the $2.6 million in damages awarded by the jury. In addition, the trial court awarded counterclaimants $751,000 in attorneys' fees, $28,000 in costs and $866,000 in prejudgment interest. Oahu Sugar's post trial motions for judgment as a matter of law and for a new trial have been denied. Oahu Sugar has filed a notice of appeal and intends to pursue the appeal. Interest on the $4.22 million award continues to accrue at a rate of 10% per annum. The defendants have begun efforts to collect the amounts awarded to them. Defendants have caused garnishee summons to be issued to various affiliated and unaffiliated entities. In addition, the defendants have scheduled a debtor's examination for August 23, 2000. The Hawaii Supreme Court has scheduled the case for an appellate conference and mediation on August 31, 2000. Oahu Sugar continues to believe that it is entitled to affirmative relief on its complaint and that it has meritorious defenses to the counterclaim that it intends to pursue on appeal. The Company, however, can provide no assurances that it will be successful in obtaining affirmative relief or overturning the verdict against Oahu Sugar.

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

     On September 30, 1999, Oahu Sugar was one of several defendants named in a lawsuit entitled, City and County of Honolulu v. Leppert, et al.
Civil No. CV 99 00670 ACK-FIY, and filed in the federal court, District of Hawaii. In the complaint, as amended, plaintiff files this environmental action in an attempt to assert several causes of action including actions for (1) clean-up and other response costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"); (2) owner/operator liability, contribution and indemnity under Hawaii statutory law; (3) strict liability for ultrahazardous activity; and (4) negligence. Plaintiff alleges that defendant Oahu Sugar previously operated a sugar mill on property currently owned by plaintiff, and used pesticides, herbicides, fumigants, petroleum products and by-products and other hazardous chemicals which were allegedly released into the soil and/or groundwater at the subject property. Plaintiff seeks recovery of response costs it has incurred and to be incurred, a declaration of the rights and liabilities for past and any future claims, damages for lost property value, technical consulting and legal costs in investigating the property, increased construction costs, and attorneys' fees and costs. Two of the other defendants, Clinton Churchill and David Heenan, as trustees under the will and estate of James Campbell ("Campbell Estate"), have filed a third party complaint, as amended, seeking indemnity and contribution from Oahu Sugar arising from, among other things, a lease between Oahu Sugar and Campbell Estate concerning the land which is allegedly contaminated. The Campbell Estate has also filed a third party compliant, as amended, against the Northbrook Corporation seeking a defense and indemnity. Campbell Estate has filed a motion for summary judgment regarding these third party complaints. The matter is currently being briefed. Oahu Sugar intends to defend itself vigorously.

     On September 30, 1999, Oahu Sugar was named in a related lawsuit entitled, City and County of Honolulu v. Leppert, et al., Civil No. 99-3678-09, and filed in Hawaii State Court, Circuit Court for the First Circuit of Hawaii. Oahu Sugar has been served in this matter. This case is the same case as the CERCLA action above, except that it asserts causes of action under the Hawaii Environmental Response Law, the state law equivalent of CERCLA. The alleged specific causes of action include actions for (1) owner/operator liability, contribution and indemnity under Hawaii Revised Statue Section 128D-18; (2) strict liability; (3) negligence, and,
(4) declaratory relief on state claims. On July 3, 2000, the Hawaii state court issued a stay of this action, pending the outcome of the federal litigation and subject to various other stated conditions. In any event, Oahu Sugar intends to vigorously defend itself.

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

     On May 10, 2000, Oahu Sugar was named in a civil action entitled, Albert and Marciana Kalakai v. Oahu Sugar, et. al., pending in the Circuit Court of the First Circuit, State of Hawaii, Civil No. 00-1-1497-05. In this case, plaintiffs seek damages for alleged asbestos related injuries sustained, among other things, from exposure to asbestos-containing products over the course of in excess of forty years and at numerous locations including the Oahu Sugar mill site over the period of 1950-1960. The case is in the beginning stages of litigation and Oahu Sugar intends to defend itself vigorously. The case has been tendered to one of Oahu Sugar's insurance carriers for defense and indemnity. No response has yet been received from the carrier. The extent to which this matter will be covered by insurance is unknown.

     Oahu Sugar is also a defendant in another alleged asbestos related personal injury action entitled, Anthony Fiori and Stella Fiori v. Raybestos-Manhattan, filed in the San Francisco County Superior Court, Case No. 304868, filed on or about July 13, 1999. In the complaint, plaintiffs seek $3.0 million in economic and non-economic damages, as well as $1.0 million in punitive damages, for injuries alleged sustained. This matter has been tendered to one of Oahu Sugar's insurance carriers for defense and indemnity. Oahu Sugar has not received a response to the tender. The extent to which this matter will be covered by insurance is unknown.

     Oahu Sugar is substantially without assets to satisfy any judgments in these actions. However, the liability, if any, of Oahu Sugar in these matters should not extend to other subsidiaries.

     The Hawaii Department of Health ("Health Department") has conducted inspections of the plantation properties of Kekaha Sugar Co., Ltd., Lihue Plantation Co., Ltd., and Pioneer Mill Co. As a result of the inspections, the Health Department has noted various areas of alleged non-compliance with environmental law. In the case of Kekaha Sugar Co., Ltd., the Health Department issued a complaint, order and notice of hearing. The complaint alleged, among other things, storage of hazardous waste without a permit and failure to make a hazardous waste determination, and assessed a penalty of $67,848. The order required Kekaha Sugar Co. to take corrective action. At this time Kekaha Sugar Co. does not anticipate further enforcement actions in connection with the issues identified by the Health Department. As a result of the inspections of its properties, Lihue Planation Co., Ltd. was advised of various areas of non-compliance with rules regarding the labeling and storage of oil and hazardous waste materials. On February 25, 2000, the Health Department issued a warning letter requiring Lihue Plantation Co., Ltd. to take certain corrective action. Lihue Plantation Co., Ltd. has submitted and implemented its corrective actions plans, and has notified the Health Department of the same. While the Health Department has reserved the right to take further enforcement action, Lihue Plantation Co., does not anticipate any further assessment of penalties in connection with the February 25, 2000 letter; however, Lihue Plantation Co., Ltd. can give no assurances that further penalties may not be assessed in connection with inspections conducted by the Health Department. In connection with the inspection of Pioneer Mill Co., the Health Department noted various areas of non-compliance in a May 12, 2000 warning letter issued to Pioneer Mill Co. Pioneer Mill Co. has corrected, or is in the process of correcting, the identified areas of non-compliance and has submitted documentation of same to the Health Department. Pioneer Mill Co. does not anticipate that any further penalties will be issued in connection with the inspections; however, Pioneer Mill Co. can give no assurances that further penalties may not be assessed in connection with the inspections conducted by the Health Department.

     As a result of an administrative order issued it Oahu Sugar Company by the Hawaii Department of Health, Order No. CH 98-0012, dated January 27, 1998, Oahu Sugar is currently engaged in environmental site assessment of lands it leased from the U.S. Navy and located on the Waipio Peninsula. Sampling is underway and the investigation is otherwise still in its preliminary stages.

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
(13)

Exhibit
No.         Exhibit
-------     --------

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

10.13 Honokohau Water License, dated December 22, 1980, between Maui Pineapple Company Ltd. and Pioneer Mill Company, Limited. (1)

Exhibit
No.         Exhibit
-------     --------

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

10.26 Purchase money promissory note secured by mortgage dated September 30, 1998, executed by APIC. (14)

10.27 Assignment and Contribution Agreement effective December 31, 1998 between Northbrook Corporation and Amfac/JMB Hawaii, L.L.C. (15)

10.28 Note Modification Agreement dated December 31, 1998 between Amfac/JMB Hawaii, L.L.C. and Fred Harvey Transportation Company. (15)

19.0 $35,700,000 agreement for sale of C&H and certain other C&H assets, to A&B Hawaii, Inc. in June 1993. (7)

22.1        Subsidiaries of Amfac/JMB Hawaii, Inc. (1)

Exhibit
No.         Exhibit
-------     --------

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


PART III  DEFAULTS UPON SENIOR SECURITIES

     The Company has not paid the ERS the minimum interest payments due on January 1, April 1, and July 1, 2000. Amounts due on such indebtedness aggregated $76,206 as of June 30, 2000 and are included in "ERS debt in default" in the accompanying Consolidated Balance Sheets. Reference is made to Note 4 of the Notes to Consolidated Financial Statements.

     The Company has received a notice from each of the holders of the Senior Debt notifying the Company that all Senior Debt is currently in default due to the existence of other defaults or circumstances that constitute events of default under the Senior Debt. Amounts due on such indebtedness aggregated $185,696 as of June 30, 2000 and are included in "Amounts due to affiliates - Senior Debt Financing" in the accompanying Consolidated Balance Sheets. Reference is made to Note 2 of Notes to Consolidated Financial Statements.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       AMFAC/JMB HAWAII, L.L.C.


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  August 14, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  August 14, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       AMFAC LAND COMPANY, LIMITED


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  August 14, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  August 14, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       AMFAC PROPERTY DEVELOPMENT CORP.


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  August 14, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  August 14, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       AMFAC PROPERTY INVESTMENT CORP.


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  August 14, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  August 14, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       H. HACKFIELD & CO., LTD.


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  August 14, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  August 14, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       KAANAPALI ESTATES COFFEE, INC.


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  August 14, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  August 14, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       KAANAPALI WATER CORPORATION


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  August 14, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  August 14, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       KEKAHA SUGAR COMPANY, LIMITED


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  August 14, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  August 14, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       THE LIHUE PLANTATION COMPANY, LIMITED


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  August 14, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  August 14, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       OAHU SUGAR COMPANY, LIMITED


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  August 14, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  August 14, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       PIONEER MILL COMPANY, LIMITED


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  August 14, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  August 14, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       PUNA SUGAR COMPANY, LIMITED


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  August 14, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  August 14, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       WAIAHOLE IRRIGATION COMPANY, LIMITED


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  August 14, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  August 14, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       WAIKELE GOLF CLUB, INC.


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  August 14, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  August 14, 2000