Form 10-Q
period 2000-09-30
AMFAC JMB HAWAII INC
filed 2000-11-14
CIK 839437

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


             Quarterly Report Pursuant to Section 13 or 15(d)
                  of the Securities Exchange Act of 1934



For the quarter ended
September 30, 2000                          Commission File Number 33-24180



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

As of November 10, 2000, all of Amfac/JMB Hawaii L.L.C.'s membership interest is solely owned by Northbrook Corporation, an Illinois corporation, and not traded on a public market.

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

                             TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements. . . . . . . . . . . . . . . . .     4

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations . . . .    21


PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings . . . . . . . . . . . . . . . . . .    31

Item 6.    Exhibits and Reports on Form 8-K. . . . . . . . . . .    35


PART III.  DEFAULTS UPON SENIOR SECURITIES . . . . . . . . . . .    39

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                         AMFAC/JMB HAWAII, L.L.C.

                        Consolidated Balance Sheets

                 September 30, 2000 and December 31, 1999
                          (Dollars in Thousands)



                                          SEPTEMBER 30,      DECEMBER 31,
                                              2000              1999
                                           (Unaudited)         (Note 1)
                                          -------------      -----------
A S S E T S
-----------

Current assets:
  Cash and cash equivalents. . . . . .         $  4,658           10,931
  Receivables-net. . . . . . . . . . .            3,852            2,905
  Inventories. . . . . . . . . . . . .           22,966           31,741
  Prepaid expenses . . . . . . . . . .              859            1,623
                                               --------         --------
        Total current assets . . . . .           32,335           47,200
                                               --------         --------

Investments. . . . . . . . . . . . . .               40               40
                                               --------         --------
Property, plant and equipment:
  Land and land improvements . . . . .          250,847          253,352
  Machinery and equipment. . . . . . .           45,476           62,210
  Construction in progress . . . . . .              197              488
                                               --------         --------
                                                296,520          316,050
  Less accumulated depreciation
    and amortization . . . . . . . . .           48,758           44,896
                                               --------         --------
                                                247,762          271,154
                                               --------         --------
Deferred expenses, net . . . . . . . .            5,452            6,384
Other assets . . . . . . . . . . . . .           34,744           34,916
                                               --------         --------
                                               $320,333          359,694
                                               ========         ========

                         AMFAC/JMB HAWAII, L.L.C.

                                          SEPTEMBER 30,      DECEMBER 31,
                                              2000              1999
                                           (Unaudited)         (Note 1)
                                          -------------      -----------
L I A B I L I T I E S
---------------------
Current liabilities:
  Accounts payable . . . . . . . . . .         $  7,009            6,955
  Accrued expenses . . . . . . . . . .            8,630            9,400
  Current portion of long-term
    debt . . . . . . . . . . . . . . .            5,206            5,184
  Current portion of deferred
    income taxes . . . . . . . . . . .            2,435            1,481
  ERS debt in default. . . . . . . . .           73,963           73,004
  Amounts due to affiliates. . . . . .           12,779           12,076
  Amounts due to affiliates -
    Senior Debt financing in default .            8,039              832
                                               --------         --------
        Total current liabilities. . .          118,061          108,932
                                               --------         --------
Amounts due to affiliates -
  Senior Debt financing in default . .          186,503          172,133
Accumulated postretirement
  benefit obligation . . . . . . . . .           44,580           47,775
Long-term debt . . . . . . . . . . . .           27,323           27,557
Other long-term liabilities. . . . . .           17,477           16,851
Deferred income taxes. . . . . . . . .           26,485           52,550
Certificate of Land Appreciation
  Notes. . . . . . . . . . . . . . . .          139,413          139,413
                                               --------         --------
        Total liabilities. . . . . . .          559,842          565,211
                                               --------         --------
Commitments and contingencies
  (notes 2, 3, 4, 6, 7 and 8)


M E M B E R ' S   E Q U I T Y   (D E F I C I T )
------------------------------------------------

Member's equity (deficit). . . . . . .         (239,509)        (205,517)
                                               --------         --------
        Total Member's equity
          (deficit). . . . . . . . . .         (239,509)        (205,517)
                                               --------         --------
                                               $320,333          359,694
                                               ========         ========















                The accompanying notes are an integral part
                 of the consolidated financial statements.

                                             AMFAC/JMB HAWAII, L.L.C.

                                       Consolidated Statements of Operations

                              Three and Nine Months Ended September 30, 2000 and 1999
                                              (Dollars in Thousands)
                                                    (Unaudited)
                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30                   SEPTEMBER 30
                                                      --------------------------    --------------------------
                                                          2000           1999           2000           1999
                                                      -----------     ----------    -----------     ----------
Revenue:
  Agriculture. . . . . . . . . . . . . . . . . . .       $  3,947          9,520         16,749         29,243
  Property . . . . . . . . . . . . . . . . . . . .         10,075          4,823         15,845         11,685
  Golf . . . . . . . . . . . . . . . . . . . . . .          3,119          3,643         11,522         11,438
                                                         --------       --------       --------       --------
                                                           17,141         17,986         44,116         52,366
                                                         --------       --------       --------       --------
Cost of sales:
  Agriculture. . . . . . . . . . . . . . . . . . .         12,198         14,490         27,670         31,766
  Property . . . . . . . . . . . . . . . . . . . .          5,728            990          9,887          8,103
  Golf . . . . . . . . . . . . . . . . . . . . . .          2,288          2,233          6,889          6,537
                                                         --------       --------       --------       --------
                                                           20,214         17,713         44,446         46,406
Operating expenses:
  Selling, general and administrative. . . . . . .          1,998          1,845          6,334          5,738
  Depreciation and amortization. . . . . . . . . .          1,293          1,399          3,944          4,498
  Reduction in carrying value of assets
    in sugar operations. . . . . . . . . . . . . .         22,000          --            22,000          --
                                                         --------       --------       --------       --------

Total costs and expenses . . . . . . . . . . . . .         45,505         20,957         76,724         56,642

Operating income (loss)  . . . . . . . . . . . . .        (28,364)        (2,971)       (32,608)        (4,276)
                                                         --------       --------       --------       --------

Non-operating income (expenses):
  Amortization of deferred costs . . . . . . . . .           (518)          (217)          (941)          (812)
  Interest expense . . . . . . . . . . . . . . . .         (9,030)        (7,773)       (25,758)       (21,322)
  Interest income. . . . . . . . . . . . . . . . .             46            160            204            767
                                                         --------       --------       --------       --------
                                                           (9,502)        (7,830)       (26,495)       (21,367)
                                                         --------       --------       --------       --------




                                             AMFAC/JMB HAWAII, L.L.C.

                                 Consolidated Statements of Operations - Continued




                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30                   SEPTEMBER 30
                                                      --------------------------    --------------------------
                                                          2000           1999           2000           1999
                                                      -----------     ----------    -----------     ----------

    Loss before taxes and extraordinary item . . .        (37,866)       (10,801)       (59,103)       (25,643)
                                                         --------       --------       --------       --------

  Income tax benefit . . . . . . . . . . . . . . .         24,736          4,110         33,281         10,053
                                                         --------       --------       --------       --------

    Loss before extraordinary item . . . . . . . .        (13,130)        (6,691)       (25,822)       (15,590)
                                                         --------       --------       --------       --------

Extraordinary gain form extinguishment of debt
  (less applicable income taxes of $7,256) . . . .          --                28          --            11,271
                                                         --------       --------       --------       --------

    Net income (loss). . . . . . . . . . . . . . .       $(13,130)        (6,663)       (25,822)        (4,319)
                                                         ========       ========       ========       ========




















               The accompanying notes are an integral part of the consolidated financial statements.

                         AMFAC/JMB HAWAII, L.L.C.

                   Consolidated Statements of Cash Flows

               Nine Months Ended September 30, 2000 and 1999
                          (Dollars in Thousands)
                                (Unaudited)

                                                     2000          1999
                                                   --------      --------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . . .     $(25,822)       (4,319)
  Items not requiring (providing) cash:
    Depreciation and amortization. . . . . . .        3,944         4,498
    Amortization of deferred costs . . . . . .          941           812
    Income tax benefit . . . . . . . . . . . .      (33,281)       (4,859)
    Extraordinary gain from extinguishment
      of debt. . . . . . . . . . . . . . . . .        --          (18,478)
    Reduction in carrying value of assets
      in sugar operations. . . . . . . . . . .       22,000         --
    Interest on ERS debt in default. . . . . .          959         4,831
    Interest on advances from affiliates . . .       14,374        11,849
Changes in:
  Receivables - net. . . . . . . . . . . . . .         (947)        7,061
  Inventories. . . . . . . . . . . . . . . . .       10,741        12,634
  Prepaid expenses . . . . . . . . . . . . . .         (566)          222
  Accounts payable . . . . . . . . . . . . . .           54          (169)
  Accrued expenses . . . . . . . . . . . . . .         (770)         (100)
  Amounts due to affiliates. . . . . . . . . .          703        (2,575)
  Other long-term liabilities. . . . . . . . .       (3,279)       (3,282)
                                                   --------      --------
        Net cash provided by (used in)
          operating activities . . . . . . . .      (10,949)        8,125
                                                   --------      --------
Cash flows from investing activities:
  Property additions . . . . . . . . . . . . .       (2,582)       (1,889)
  Property sales, disposals and
    retirements - net. . . . . . . . . . . . .           45        10,517
  Other assets . . . . . . . . . . . . . . . .         (479)         (226)
  Other long-term liabilities. . . . . . . . .          710        (4,043)
                                                   --------      --------
        Net cash provided by (used in)
          investing activities . . . . . . . .       (2,306)        4,359
                                                   --------      --------
Cash flows from financing activities:
  Payment to redeem and purchase
    Certificate of Land Appreciation
    Notes (COLAs). . . . . . . . . . . . . . .        --          (40,286)
  Deferred expenses. . . . . . . . . . . . . .           (9)          (54)
  Net (repayments) proceeds of
    long-term debt . . . . . . . . . . . . . .         (212)       (6,119)
  Net amounts due to affiliates. . . . . . . .        7,203        21,318
  Other costs related to extinguishment
    of debt. . . . . . . . . . . . . . . . . .        --             (239)
                                                   --------      --------
        Net cash provided by (used in)
          financing activities . . . . . . . .        6,982       (25,380)
                                                   --------      --------
        Net increase (decrease) in
          cash and cash equivalents. . . . . .       (6,273)      (12,896)
        Cash and cash equivalents,
          beginning of year. . . . . . . . . .       10,931        26,526
                                                   --------      --------
        Cash and cash equivalents,
          end of period. . . . . . . . . . . .     $  4,658        13,630
                                                   ========      ========

                         AMFAC/JMB HAWAII, L.L.C.

                                                     2000          1999
                                                   --------      --------

Supplemental disclosure of cash flow
 information:
  Cash paid for interest (net of
    amount capitalized). . . . . . . . . . . .     $ 11,422         9,005
                                                   ========      ========

  Schedule of non-cash investing and
   financing activities:
    Transfer of property actively held
      for sale to real estate inventories. . .     $  1,966           272
                                                   ========      ========

Disposition of debt:
  Gain on extinguishment of debt . . . . . . .     $  --           18,478
  Face value of debt extinguished. . . . . . .        --          (81,294)
  Other costs related to extinguish-
    ment of debt . . . . . . . . . . . . . . .        --              239
  Issuance of Senior Debt to
    affiliates . . . . . . . . . . . . . . . .        --           26,375
  Write-off of Contingent Base Interest. . . .        --           (7,624)
  Write-off of deferred COLA costs . . . . . .        --            3,540
                                                   --------      --------
        Cash paid to redeem and
          purchase COLAs . . . . . . . . . . .     $  --          (40,286)
                                                   ========      ========

































                The accompanying notes are an integral part
                 of the consolidated financial statements.

                         AMFAC/JMB HAWAII, L.L.C.

                Notes to Consolidated Financial Statements

                        September 30, 2000 and 1999
                                (unaudited)

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

(1)  BASIS OF ACCOUNTING

     Amfac/JMB Hawaii, L.L.C. ("AHI", and collectively with the Additional Registrants, as their respective interests may appear, the "Company") is a Hawaii limited liability company. AHI is wholly-owned by Northbrook Corporation ("Northbrook"). The primary business activities of the Company, are land development and sales and golf course management and agriculture. In September 2000, the Company announced its plan to shutdown the remaining sugar operations which represented a substantial portion of its agriculture segment. The Company owns approximately 31,000 acres of land located on the islands of Oahu, Maui, Kauai and Hawaii in the State of Hawaii. In addition to its owned lands, the Company leases approximately 45,000 acres of land used primarily in conjunction with its agricultural operations. The Company's operations are subject to significant government regulation.

     AHI's sole member (Northbrook) is not obligated for any debt, obligation or liability of the Company. However, AHI and certain of the Additional Registrants are obligated to Northbrook and its affiliates for the repayment of substantial loans and advances made to them, as described below.

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

                         AMFAC/JMB HAWAII, L.L.C.

                          (Dollars in Thousands)


     The Company's policy is to consider all amounts held with original maturities of three months or less in U.S. Government obligations, certificates of deposit and money market funds (approximately $2,800 and $9,000 at September 30, 2000 and December 31, 1999, respectively) as cash equivalents that are reflected at cost, which approximates market. These amounts include $779 and $954 at September 30, 2000 and December 31, 1999, respectively, which were restricted.

     Project costs associated with the acquisition, development and construction of real estate projects are capitalized and classified as construction in progress. Such capitalized costs are not in excess of the project's estimated fair value, as reviewed periodically or as considered necessary. In addition, interest is capitalized to qualifying assets (principally real estate under development) during the period that such assets are undergoing activities necessary to prepare them for their intended use. Such capitalized interest is charged to cost of sales as revenue from the real estate development is recognized. Interest costs of $273 and $732 have been capitalized for the nine months ended September 30, 2000 and 1999, respectively.

     Land actively held for sale and any related development costs transferred from construction in progress are reported as inventories in the accompanying consolidated balance sheets and are stated at the lower of cost or fair value less costs to sell.

     Impairment losses are to be recorded on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Land held for sale of approximately $20,572 and $25,022 is included in inventory in the accompanying consolidated balance sheets at September 30, 2000 and December 31, 1999, respectively, and is carried at the lower of cost or fair value less cost to sell.

     During the third quarter of 2000, the Company recognized impairment losses of $22,000 primarily on property, plant and equipment formerly used in its sugar operation. Such losses have been reflected in as reduction in carrying value of assets in sugar operations as of September 30, 2000.

     During the fourth quarter of 1999, the Company reduced the carrying value of five land parcels which it had expected to dispose of during 2000 and recorded an $11,360 loss to reflect the estimated market value of those parcels.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information (which assume that the Company will continue as a going concern) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ended
December 31, 2000.

     Certain amounts in the 1999 financial statements have been reclassified to conform to the 2000 presentation.

                         AMFAC/JMB HAWAII, L.L.C.

                          (Dollars in Thousands)


(2)  AMOUNTS DUE TO AFFILIATES - SENIOR DEBT FINANCING

     AHI has issued certain Certificates of Land Appreciation Notes due 2008 Class A (the "Class A COLAs") and Certificates of Land Appreciation Notes Class B (the "Class B COLAs", and, collectively with the Class A COLAs, the "COLAs") pursuant to an Indenture dated March 14, 1989 (the "Indenture") (see note 3). Under the Indenture, the Company is entitled to borrow certain amounts from affiliates and third parties that qualify as "Senior Indebtedness" under the Indenture and are senior in priority to the repayment of the COLAs. Such "Senior Indebtedness" that is due and owing to Northbrook and its affiliates from time to time is referred to in these notes as the "Senior Debt". Commencing in August 1989 and from time to time thereafter, Northbrook (or its predecessor in interest, Amfac, Inc.), and certain of its affiliates, have made Senior Debt advances to the Company.

     In February 1997, the outstanding balance of the Senior Debt, was consolidated under a single $104,759 ten year promissory note, payable to Northbrook. In addition, in February 1997, the Company borrowed additional amounts from Northbrook's affiliate Fred Harvey Transportation Company ("Fred Harvey") under a $30,000 revolving credit note. In 1998, the $104,759 note was replaced by two nine-year notes: (i) a $99,595 note, and
(ii) a $15,000 note (with an initial balance of $7,920). The $99,595 note was transferred by Northbrook to Fred Harvey in 1998, and later in 1998, Fred Harvey sold the $30,000 note to Northbrook. These notes are payable interest only until maturity, have a maturity date of February 17, 2007 and accrue interest at the prime rate plus 2%.

     As of December 31, 1998, AHI agreed to exercise its option to redeem Class B COLAs that would be "put" to AMFAC/JMB Finance, Inc. ("AJF") for repurchase in partial consideration for (a) the agreement by Fred Harvey to defer until December 31, 2001 all interest accruing from January 1, 1998 through December 31, 2001 relating to the $99,595 note discussed above;
(b) the agreement of AF Investors, LLC ("AF Investors"), another affiliate of Northbrook, to accept Senior Debt in lieu of cash for those COLAs it held that it intended to put and to defer interest accruing on such Senior Debt and any other Senior Debt it may thereafter hold relative to the put of the COLAs in the same manner as the Fred Harvey Senior Debt (see below); and (c) Northbrook agreeing to cause approximately $55,148 of the Senior Debt that it held to be contributed to the capital of the Company (including the $15,000 note and $30,000 note, identified above, together with accrued interest thereon). In connection with the foregoing deferral of interest and contribution of capital, the Company agreed to provide Northbrook and its affiliates with security for the Senior Debt held by them. Such security consists of mortgages on certain real property owned by the Company, pledges of stock of AHI's direct and indirect subsidiaries, and such other unencumbered assets of the Company and its subsidiaries as Northbrook and its affiliates holding such Senior Debt may request. The deferral of interest, together with this contribution to capital, were made as part of the Company's effort to alleviate significant liquidity constraints and continue to meet the Value Maintenance Ratio requirement under the Indenture.

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

Pursuant to the terms of the Indenture, such amounts borrowed from AF Investors constitute Senior Debt that matures on December 31, 2008 and bears interest at a rate per annum of prime (9.50% at September 30, 2000)

                         AMFAC/JMB HAWAII, L.L.C.

                          (Dollars in Thousands)


plus 1%. Interest on such senior Debt is deferred through December 31, 2001, as discussed above. Additional interest may be payable on such Senior Debt upon its maturity based upon fair market value, if any, of the Company's equity at that time.

     At current interest rates, approximately $66,892 of such deferred interest relating to all Senior Debt existing at December 31, 1999 will become due and payable on December 31, 2001. At such time, there can be no assurance that the Company will either (i) have unrestricted cash available for meeting such obligation or (ii) have the ability to refinance such $66,892 obligation. Failure to meet such obligation, if called, would cause all Senior Debt owing to Northbrook, Fred Harvey, AF Investors or other Northbrook affiliates to be immediately due and payable. A default on Senior Debt of such magnitude would constitute an event of default under the Indenture.

     In October 1999, AF Investors paid approximately $808 to assume the lender's position in the loan to the Lihue Plantation Company, Limited ("Lihue") which was originally used to fund the acquisition of the Lihue's power generation equipment. The loan had an outstanding balance of $808 on the date of the loan transfer and bears interest at the rate equal to prime (9.50% at September 30, 2000) plus three and one half percent. The loan is secured by the Lihue power generation equipment, sugar inventories and receivables, certain other assets and real property of the Company, has limited recourse to the Company and is Senior Debt. The outstanding balance as of September 30, 2000 of $57 and related accrued interest of $2 is included in current liabilities. This loan was satisfied in full in October 2000.

     In the nine months ended September 30, 2000, the Company borrowed approximately $5,576 from Northbrook for purposes of satisfying the Mandatory Base Interest payment related to the COLAs due in 2000. During the nine months ended September 30, 2000, the Company borrowed an additional $2,400 to fund certain capitalizable property development and agriculture disbursements. Such Senior Debt was originally scheduled to mature on December 31, 2000, but its maturity date was extended (in September 2000) to February 28, 2001. It bears interest at a rate per annum equal to prime (9.50% at September 30, 2000) plus 1%, is guaranteed by the Company and is also to be secured by assets of the Company.

     The total amount due Northbrook and its subsidiaries for Senior Debt financing as of September 30, 2000 was $194,542 which includes accrued and deferred interest to affiliates on Senior Debt of approximately $39,219 (of which $39,215 has been deferred until December 31, 2001, as described above). Under the terms of the Indenture, the amounts borrowed from Northbrook or its affiliates are "Senior Indebtedness" to the COLAs.

     The Company has received a notice from each of the holders of the Senior Debt notifying the Company that all Senior Debt is currently in default due to the existence of other defaults or circumstances that constitute events of default under the Senior Debt, including, without limitation (i) the failure of the Company to make quarterly interest payments on the loan from the ERS related to their $66 million loan secured by the Royal Kaanapali Golf Courses; and (ii) the entry of, and failure of the Company to satisfy or otherwise stay, the judgment rendered against the

                         AMFAC/JMB HAWAII, L.L.C.

                          (Dollars in Thousands)


Company in Oahu Sugar Company, Limited v. Walter Arakaki and Steve Swift (see Part II, Item 1, Legal Proceedings, below). Such holders have notified the Company that they have reserved all rights and are assessing their options respecting the Senior Debt. There can be no assurance that such holders will not accelerate the Senior Debt and exercise their remedies against the Company with respect thereto. An acceleration of the Senior Debt would constitute an event of default under the Indenture.

(3)  CERTIFICATE OF LAND APPRECIATION NOTES

     The COLAs are unsecured debt obligations of the Company, and are subordinated in priority to all "Senior Indebtedness" (as defined in the Indenture) including, but not limited to, the Senior Debt. Interest on the COLAs is payable semi-annually on February 28 and August 31 of each year. The COLAs mature on December 31, 2008. Reference is made to the Company's Annual Report on Form 10-K for discussion of the issuance and redemption history of the COLAs. Though the Company continues to be current with respect to its obligation to pay Mandatory Base Interest (as defined in the Indenture) on the COLAS, the Company has not generated a sufficient level of Net Cash Flow to incur or pay Contingent Base Interest (as defined in the Indenture) on the COLAs commencing in 1990. Approximately $89,766 of cumulative deferred Contingent Base Interest (i.e. not due and payable in the absence of events which have not occurred) related to the period from August 31, 1989 (Final Issuance Date) through September 30, 2000 has not been accrued in the accompanying consolidated financial statements as the Company believes that it is not probable at this time that a sufficient level of Net Cash Flow (as defined in the Indenture) will be generated in the future or that there will be sufficient Maturity Market Value (as defined in the Indenture) as of December 31, 2008 (the COLA maturity date) to pay any unaccrued and deferred Contingent Base Interest. The following table is a summary of Mandatory Base Interest and Contingent Base Interest for the nine months ended September 30, 2000 and the year ended
December 31, 1999:
                                             Nine Months      The Year
                                                Ended          Ended
                                            September 30,    December 31,
                                                2000           1999
                                            ------------     ------------
Mandatory Base Interest paid . . . . . . .      $ 5,576           7,202
Contingent Base Interest due and paid. . .        --               --
Cumulative deferred Contingent Base
  Interest . . . . . . . . . . . . . . . .      $89,766          83,493

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

                         AMFAC/JMB HAWAII, L.L.C.

                          (Dollars in Thousands)


     As of September 30, 2000, the Company had approximately 155,271 Class A COLAs and approximately 123,554 Class B COLAs outstanding, with a principal balance of approximately $77,635 and $61,778, respectively.

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

(4)  LONG-TERM DEBT

     In June 1991, the Company obtained a five-year $66,000 loan from the Employees' Retirement System of the State of Hawaii ("ERS"). The nonrecourse loan is secured by a first mortgage on the Kaanapali Golf Courses. The loan bore interest at a rate per annum equal to the greater of (i) the base interest rate announced by the Bank of Hawaii on the first of July for each year or (ii) ten percent per annum through September 30, 1993 and nine percent per annum thereafter.

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

     The annual minimum interest payments have been in excess of the cash flow generated by the Kaanapali Golf Courses. The total accrued interest payable from excess cash flow was approximately $5,590 as of December 31, 1999. Although the outstanding principal balance remains nonrecourse, certain payments and obligations, such as the Minimum Interest payments and the ERS's share of appreciation, if any, are recourse to the Company. However, the Company's obligations to make future Minimum Interest payments and to pay the ERS a share of appreciation would be terminated if the Company tendered an executed deed to the golf course property to the ERS in accordance with the terms of the loan amendment. Due to insufficient cash flow generated by the golf courses and intransigence by the ERS with respect to its obligation related to certain easements needed by the Company's development operations, the Company chose not to pay to the ERS the quarterly Minimum Interest payments beginning January 1, 1999, through October 29, 1999. As expected, the Company received a default notice from the ERS. On October 29, 1999, after receipt of consent to certain easements, the Company paid the ERS the minimum interest payments due

                         AMFAC/JMB HAWAII, L.L.C.

                          (Dollars in Thousands)


beginning with the January 1, 1999 through October 1, 1999 payments aggregating approximately $5,743 (including other miscellaneous costs). For the same reasons, the Company had not paid the ERS the Minimum Interest payments due on January 1, April 1, July 1, and October 1, 2000. As expected, the Company received a further default notice from the ERS which notice included an acceleration of all amounts due under the loan and the ERS filed to realize upon their security. Pursuant to an agreement between the ERS and the Company, the Company paid approximately $3,800 in September 2000, to the ERS for a portion of the past due interest amounts and the ERS has agreed to temporarily suspend its action to realize upon its security. The Company is currently pursuing renegotiation of the loan terms as well as attempting to obtain the other easements which the Company believes the ERS is obligated to provide. There can be no assurance that such negotiations will result in a definitive agreement to settle the disputes between the Company and the ERS concerning this loan.

     In December 1996, Amfac Property Development Corp. ("APDC"), a wholly-owned subsidiary of the Company, obtained a $10,000 loan facility from City Bank. The loan is secured by a mortgage on property under development at the mill-site of Oahu Sugar (the sugar plantation was closed in 1995), and is "Senior Indebtedness" (as defined in the Indenture). The loan bears interest at the bank's base rate (9.5% at September 30, 2000) plus .5% and originally was scheduled to mature on December 1, 1998. In November 1998, APDC sold certain mill-site property which served as collateral for the $10,000 City Bank loan for an approximate sales price of $7,690 in cash plus 2% of the gross sales price of subsequent parcel sales of all or any portion of the property by the purchaser. The bank required $6,000 of the sales proceeds as a principal reduction on the loan in order to release the collateral. APDC received a one-year extension on the $4,000 remaining balance of the loan which is secured by another parcel at the mill-site. The extended loan bears interest at the bank's base rate plus 1.25% and was scheduled to mature on December 1, 1999. APDC reached an agreement with the bank for an additional one year extension on $3 million of the $4 million loan. APDC made a $1 million loan payment on December 2, 1999.
The new extended loan bears interest at the bank's base rate plus 1.25% and matures on December 1, 2000. The Company is currently pursuing a renegotiation of the loan terms including an extension of the maturity beyond December 1, 2000. There can be no assurance that any such renegotiation attempt will be successful. Upon maturity of the loan, it is not expected that APDC will have the funds necessary to pay the remaining balance of the loan. If such loan cannot be further extended, it would likely result in APDC no longer having an ownership interest in the property.

     In September 1998, the Company purchased Tobishima Pacific, Inc.'s ("TPI") 50% ownership interest in the 96-acre beachfront parcel (commonly referred to as Kaanapali North Beach) for $12,000. The Company paid $2,400 in cash and signed a note for $9,600. The note is secured by a mortgage on the property and was in favor of TPI and is "Senior Indebtedness" (as defined in the Indenture). The note was payable in five annual installments in the principal amount of $1,920 beginning in September 1999.

The note bears interest of 8.5% and is payable quarterly. In January 1999, the Company paid TPI approximately $2,220 on its note to release Lot #1 for the Kaanapali Ocean Resort and the new 10-acre public recreation area at North Beach and an additional $1,920 in September 1999 as required under the terms of the note. In October 2000, an affiliate of Northbrook purchased the note for the outstanding principal and accrued interest aggregating approximately $5,585. The Company is pursuing negotiations to restructure the debt and the affiliate has agreed to defer the amounts currently due under the note until November 30, 2000.

                         AMFAC/JMB HAWAII, L.L.C.

                          (Dollars in Thousands)


(5)  SEGMENT INFORMATION

     Agriculture, Property and Golf comprise separate industry segments of the Company. Operating Income (Loss)-Other consists primarily of unallocated overhead expenses and Total Assets-Other consists primarily of cash and deferred expenses. Total assets at the balance sheet dates and capital expenditures, operating income (loss) and depreciation and amortization during the nine months ended September 30, 2000 and September 30, 1999 are set forth below by each industry segment:

                                         September 30,    December 31,
                                             2000             1999
                                         -------------    ------------
Total Assets:
  Agriculture. . . . . . . . . . . . . . .    $141,535         169,433
  Property . . . . . . . . . . . . . . . .      92,766          96,937
  Golf . . . . . . . . . . . . . . . . . .      76,412          76,893
  Other. . . . . . . . . . . . . . . . . .       9,620          16,431
                                              --------        --------
                                              $320,333         359,694
                                              ========        ========

                                                  Nine Months Ended
                                                    September 30,
                                              ------------------------
                                                2000            1999
                                              --------        --------
Capital Expenditures:
  Agriculture. . . . . . . . . . . . . . .    $  1,739           1,320
  Property . . . . . . . . . . . . . . . .         670             374
  Golf . . . . . . . . . . . . . . . . . .         173             195
                                              --------        --------
                                              $  2,582           1,889
                                              ========        ========
Operating income (loss):
  Agriculture. . . . . . . . . . . . . . .    $(36,006)         (5,723)
  Property . . . . . . . . . . . . . . . .         897            (531)
  Golf . . . . . . . . . . . . . . . . . .       3,179           3,351
  Other. . . . . . . . . . . . . . . . . .        (678)         (1,373)
                                              --------        --------
                                              $(32,608)         (4,276)
                                              ========        ========
Depreciation and amortization:
  Agriculture. . . . . . . . . . . . . . .    $  2,650           2,765
  Property . . . . . . . . . . . . . . . .         301             510
  Golf . . . . . . . . . . . . . . . . . .         988           1,084
  Other. . . . . . . . . . . . . . . . . .           5             139
                                              --------        --------
                                              $  3,944           4,498
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

     The Company and its joint ventures reimburse Northbrook, JMB and their affiliates for direct expenses incurred on their behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's or the joint ventures' operations. The total of such costs for the nine months ended September 30, 2000 and 1999 was approximately $537 and $587 respectively, of which $695 was unpaid as of September 30, 2000. In addition, as of September 30, 2000, the current portion of amounts due to affiliates includes $9,106 and $2,009 of income tax payable related to the Class A COLA Redemption Offer and Class B COLA Redemption Offer, respectively (see Note 3). Also, the Company pays a non-accountable reimbursement of approximately $30 per month to JMB or its affiliates in respect of general overhead expense, all of which was paid as of September 30, 2000.

     JMB Insurance Agency, Inc., an affiliate of JMB, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those available to the Company in similar dealings with unaffiliated third parties. The total of such commissions for the nine months ended September 30, 2000 and 1999 was approximately $482 and $558, respectively, some of which has not been paid as of September 30, 2000.

     Northbrook and its affiliates allocated certain charges for services to the Company based upon the estimated level of services for the nine months ended September 30, 2000 and 1999 of approximately $386 and $450, respectively, of which $967 was unpaid as of September 30, 2000. These services and costs are intended to reflect the Company's separate costs of doing business and are principally related to the inclusion of the Company's employees in the Northbrook pension plan, payment of severance and termination benefits and reimbursement for insurance claims paid on behalf of the Company. All amounts described above, deferred or currently payable, do not bear interest and are expected to be paid in future periods.

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

                         AMFAC/JMB HAWAII, L.L.C.

                          (Dollars in Thousands)


     As a consequence of the Company's decision to shut down its remaining sugar operations, a reduction in recorded obligations for future benefits is expected. Such reduction will be reflected in the consolidated financial statements when it is determined.


(8)  COMMITMENTS AND CONTINGENCIES

     The Company continues to face a severe liquidity shortage. The Company has made expense cuts and deferrals where possible and in September 2000, announced its plans to shut down sugar operations on Kauai due to continued losses of these operations occasioned by low sugar prices and harvest yield and high operating costs. Additionally, the Company has not paid all of the quarterly interest payments (due in January, April, July and October, 2000) to the State of Hawaii Employee Retirement System related to their $66 million loan secured by the Royal Kaanapali Golf Course. The Company has also been allowed to defer payment of amounts related to the loan secured by Kaanapali North Beach until November 30, 2000. These measures, along with the closing of the sale of land parcels in 2000 and the additional Senior Debt borrowings from Northbrook made during 2000, have kept the Company operating through the date of this report. However, management does not expect any relief from the extremely tight cash situation, at least until the Company sells a portion of its North Beach property on Maui (now scheduled for the fourth quarter of 2000) and another parcel on Maui near Lahaina (tentatively scheduled for the first quarter of 2001). However, there can be no assurance that either of these land sales will ultimately be consummated.

     Due to the Company's plan to shutdown sugar operations on Kauai, there are expected to be significant employee and other closing costs. The costs are not reflected in the accompanying consolidated financial statements as such amounts and source of payments are in the process of being finalized.

     In addition, there are several large, contingent cash expenditures that may affect the Company's future operations. These include:

      (1) the ultimate outcome of the litigation and environmental matters described in Part II. "Legal Proceedings";

      (2) the cost of energy production at the Lihue power plant. After the cessation of sugar cane processing, the by-product burned to fuel the plant will no longer be available and alternative fuels may have to be used. The current power contract obligation with the local utility may require energy production for up to three years. These costs could be significant but are presently not determinable;

      (3) the cost of environmental clean up of the Lihue plantation and its buildings which could be significant but are presently not determinable; and

      (4) the possibility that Kauai Electric Company, if it is unable to obtain certain land use permits, could attempt to exercise its option to rescind its purchase of a parcel of land from The Lihue Plantation Company (a subsidiary of the Company) and require the return of the approximately $4 million purchase price paid to Lihue Plantation in 1992.

     It is difficult to predict the ultimate outcome of these various contingencies, any of which could have a material adverse effect on the financial condition of the Company.

                         AMFAC/JMB HAWAII, L.L.C.

                          (Dollars in Thousands)


     In the absence of additional land and business sales (none of which are currently expected to close until late in the fourth quarter of 2000 or the first quarter of 2001) or financing from third parties (which has generally not been obtainable), the Company believes that additional Senior Debt borrowings from Northbrook or its affiliates will be necessary to meet its short-term and long-term liquidity needs. Northbrook and its affiliates have made such borrowings available to the Company in the past. However, there is no assurance that Northbrook or its affiliates will have the financial capability or willingness to make such funds available to the Company, to meet the Company's short-term or long-term liquidity needs. To the extent that Northbrook or its affiliates make such borrowings available to the Company during 2000, any such borrowings would be required (i) to be "Senior Indebtedness" (as defined in the Indenture), (ii) to accrue interest at the rate of prime plus 1%, and (iii) to have principal and interest fully repayable by February 28, 2001. Moreover, as a condition to the additional Senior Debt loans made by Northbrook and its affiliates commencing in 1999, the Company agreed to make substantial portions of the remaining unencumbered real and personal property assets of the Company security for all of the Senior Debt held by Northbrook and its affiliates. Although expense cuts and deferrals have improved the Company's short-term cash situation, the Company must either complete additional land or business sales, or receive new loans from Northbrook or its affiliates, to provide sufficient cash to operate through the end of 2000. In the event such cash is not forthcoming, it is likely that the Company will be unable to make its Mandatory Base Interest payment to the holders of COLAs in February 2001, which would at that time trigger a default under the Indenture.

     The Company's Property segment had contractual commitments (related to project costs) of approximately $1,033 as of September 30, 2000.
Additional development expenditures are dependent upon the Company's ability to obtain financing for such costs and on the timing and extent of property development and sales.

     As of September 30, 2000, certain portions of the Company's land not currently under development are mortgaged as security for approximately $1,417 of performance bonds related to property development.


(9)  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Northbrook's tax returns have been examined by the Internal Revenue Service (the "IRS") for the period 1992-1994, and deficiencies were proposed by the IRS. Northbrook and the IRS have settled all open tax issues related to the period 1992 through 1994, the result of which requires no expenditures by the Company. The Company's income tax benefit for the three and nine months ended September 30, 2000 includes the effects of such settlement on its liability for deferred income taxes.
Northbrook's tax returns for the periods 1995-1997 are currently being examined. The statutes of limitations with respect to Northbrook's tax returns for the years 1995 through 1999 remain open. The Company is a subsidiary of Northbrook and accordingly is subject to tax liability exposure due to the several nature of the liability for the payment of taxes for entities filing consolidated tax returns.

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

     A significant portion of the Company's cash needs result from the nature of the real estate development business, which requires a substantial investment in preparing development plans, seeking land urbanization and other governmental approvals and completing infrastructure improvements prior to realizing a cash return on the investment. Additionally, the Company's sugar operations incur a cash deficit. Management at the Company's sugar plantation on Kauai has been unable to develop an acceptable plan to address the negative cash flow. As a result, the Company plans to close this operation on Kauai. Other significant cash needs also include overhead expenses and debt service.

     As previously reported, the Company continues to face a severe liquidity shortage. The Company has made expense cuts and deferrals where possible and plans to shutdown sugar operations on Kauai due to continued losses of these operations occasioned by low sugar prices and harvest yield and high operating costs. Additionally, the Company has not paid all of the quarterly interest payments (due in January, April, July and October
2000) to the State of Hawaii Employee Retirement System related to their $66 million loan secured by the Royal Kaanapali Golf Courses. These measures, along with the closing of the sale of land parcels and the additional Senior Debt borrowings from Northbrook made during 2000, have kept the Company operating through the date of this report. However, management does not expect any relief from the extremely tight cash situation, at least until the Company sells a portion of its North Beach property on Maui (now scheduled for the fourth quarter of 2000) and another parcel on Maui near Lahaina (tentatively scheduled for the first quarter of 2001). However, there can be no assurance that either of these land sales will ultimately be consummated.

     Due to the Company's plan to shutdown sugar operations on Kauai, there are expected to be significant employee and other closing costs. The costs are not reflected in the accompanying consolidated financial statements as such amounts and source of payments are in the process of being finalized.

     Unfortunately, there are several large, contingent cash expenditures that may make any relief temporary. These include:

      (1) the ultimate outcome of the litigation and environmental matters described in Part II. "Legal Proceedings";

      (2) the cost of energy production at the Lihue power plant. After the cessation of sugar cane processing, the by-product burned to fuel the plant will no longer be available and alternative fuels may have to be used. The current power contract obligation with the local utility may require energy production for up to three years. These costs could be significant but are presently not determinable;

      (3) the cost of environmental clean up of the Lihue plantation and its buildings which could be significant but are presently not determinable; and

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

     In the absence of additional land and business sales (none of which are currently expected to close until late in the fourth quarter of 2000 or the first quarter of 2001) or financing from third parties (which has generally not been obtainable), the Company believes that additional Senior Debt borrowings from Northbrook or its affiliates will be necessary to meet its short-term and long-term liquidity needs. Northbrook and its affiliates have made such borrowings available to the Company in the past. During the nine months ended September 30, 2000, the Company borrowed approximately $5.6 million from Northbrook for the Mandatory Base Interest payments related to the COLAs due in 2000. During the nine months ended September 30, 2000, the Company borrowed an additional $2.4 million to fund capitalizable property and agriculture disbursements. The borrowings have met the requirements discussed below. However, there is no assurance that Northbrook or its affiliates will have the financial capability or willingness to make such funds available to the Company, to meet the Company's short-term or long-term liquidity needs. To the extent that Northbrook or its affiliates make such borrowings available to the Company during 2000, any such borrowings would be required (i) to be "Senior Indebtedness" (as defined in the Indenture), (ii) to accrue interest at the rate of prime plus 1%, and (iii) to have principal and interest fully repayable by February 28, 2001. Moreover, as a condition to the additional Senior Debt loans made by Northbrook and its affiliates commencing in 1999, the Company has agreed to make substantial portions of the remaining unencumbered real and personal property assets of the Company security for all of the Senior Debt held by Northbrook and its affiliates. Although expense cuts and deferrals have improved the Company's short-term cash situation, the Company must either complete additional land or business sales, or receive new loans from Northbrook or its affiliates, to provide sufficient cash to operate through the end of 2000. In the event such cash is not forthcoming, it is likely that the Company will be unable to make its Mandatory Base Interest payment to the holders of COLAs in February 2001, which would at that time trigger a default under the Indenture.

     In recent years, the Company has funded its significant cash requirements primarily through Senior Debt borrowings from Northbrook and its affiliates and from revenues generated by the development and sale of its properties. Significant short-term cash requirements relate to the funding of agricultural deficits, interest expenses and overhead expenses. At September 30, 2000, the Company had unrestricted cash and cash equivalents of approximately $3.9 million. The Company intends to use its cash reserves, land sales proceeds and proceeds from new financings or joint venture arrangements to meet its short-term liquidity requirements. However, there can be no assurance that new financings can be obtained or property sales completed.

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

     The Company has listed for sale the bulk of its remaining land holdings on Kauai, which aggregate approximately 17,000 acres. Management is exploring the possible sale of other parcels on Maui and Oahu with prospects that the Company has identified through its own extensive network of contacts in the real estate business. Additionally, it is well known throughout the real estate industry in Hawaii that the Company has been aggressively marketing and selling land and, thus, management receives a significant number of direct inquiries from brokers and prospective purchasers. From time to time certain of the Company's lands are under contract for sale. However, the contracts typically have due diligence investigation periods which allow the prospective purchasers to terminate the agreements. There can be no assurance that any signed contracts for sale will in fact close under the original terms and conditions or any other terms or that the Company will be successful in selling the land at an acceptable price.

     During the first nine months of 2000, the Company generated approximately $11.9 million in land sales primarily from the sale of Parcels 16 and 19/20 at the Kaanapali Golf Estates on Maui for an aggregate of $7.0 million and $3.5 million for approximately 1,600 acres of agriculture and conservation zoned land at Kahoma on Maui. An additional $1.4 million in revenue was generated from the sale of approximately 32 acres on Maui and Kauai.

     During 1999, the Company generated approximately $14.9 million from the sale of approximately 2,200 acres on Maui and Kauai, including the sale of Kapaa 1400 on Kauai for $4.4 million (November 1999) and the sale of a 17 acre parcel in Kaanapali Golf Estates on Maui for $4.5 million (October
1999).

     The Company continues to implement certain cost savings measures and to defer certain development costs and capital expenditures for longer-term projects. The Company's Property segment expended approximately $3.7 million in project costs during 1999 and anticipates expending (subject to cash availability) approximately $3.7 million in project costs during 2000.

As of September 30, 2000, contractual commitments related to project costs totaled approximately $1.0 million. However, the Company also has made a number of commitments to fund certain infrastructure costs relating to the future construction of a new Lahaina/Kaanapali bypass highway on Maui, that could require additional significant expenditures in the longer term should such highway be built (see discussion of Maui Infrastructure Costs below).

     In December 1996, Amfac Property Development Corp. ("APDC"), a wholly-owned subsidiary of the Company, obtained a $10,000 loan facility from City Bank. The loan is secured by a mortgage on property under development at the mill-site of Oahu Sugar (the sugar plantation was closed in 1995), and is "Senior Indebtedness" (as defined in the Indenture). The loan bears interest at the bank's base rate (9.5% at September 30, 2000) plus .5% and originally was scheduled to mature on December 1, 1998. In November 1998, APDC sold certain mill-site property which served as collateral for the $10,000 City Bank loan for an approximate sales price of $7,690 in cash plus 2% of the gross sales price of subsequent parcel sales of all or any portion of the property by the purchaser. The bank required $6,000 of the sales proceeds as a principal reduction on the loan in order to release the collateral. APDC received a one-year extension on the $4,000 remaining balance of the loan which is secured by another parcel at the mill-site. The extended loan bears interest at the bank's base rate plus 1.25% and was scheduled to mature on December 1, 1999. APDC has reached an agreement with the bank for an additional one year extension on $3 million of the $4 million loan. APDC made a $1 million loan payment on December 2, 1999.
The new extended loan bears interest at the bank's base rate plus 1.25% and matures on December 1, 2000. The Company is currently pursuing a renegotiation of the loan terms including an extension of the maturity beyond December 1, 2000. There can be no assurance that any such renegotiation attempt will be successful. Upon maturity of the loan, it is not expected that APDC will have the funds necessary to pay the remaining balance of the loan. If such loan cannot be further extended, it would likely result in APDC no longer having an ownership interest in the property.

     In September 1998, the Company purchased Tobishima Pacific, Inc.'s ("TPI") 50% ownership interest in the 96-acre beachfront parcel (commonly referred to as Kaanapali North Beach) for $12.0 million. The Company paid $2.4 million in cash and signed a note for $9.6 million. The note is secured by a mortgage on the property and was in favor of TPI and is "Senior Indebtedness" (as defined in the Indenture). The note was payable in five annual installments in the principal amount of $1.9 million beginning in September 1999. The note bears interest of 8.5% and is payable quarterly. In January 1999, the Company paid TPI approximately $2.2 million on its note to release Lot #1 for the Kaanapali Ocean Resort and the new 10-acre public recreation area at North Beach and an additional $1.9 million in September 1999 as required under the terms of the note. In October 2000, an affiliate of Northbrook purchased the note for the outstanding principal and accrued interest aggregating approximately $5.6 million. The Company is pursuing negotiations to restructure the debt and the affiliate has agreed to defer the amounts currently due under the note until November 30, 2000.

     During the third quarter, management announced the shut down of its remaining sugar plantations on Kauai. The decision was made as a result of significant losses incurred during 2000, and the expectation that such losses would continue for the foreseeable future. The losses resulted from a significant drop in the domestic price of raw sugar and lower sugar yields. The Company expects to complete its final harvest of sugar cane sometime during the next several months. The exact date for the final harvest will depend upon the outcome of negotiations with the plantations various land lessors.

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

     The price of raw sugar has fallen from approximately 22 cents/lb. to a range of 18 cents/lb. to 16 cents/lb. for deliveries during 2000. Futures prices for 2000 range from 18 cents/lb. to 19 cents/lb. While the Company had hedged (effectively pre-sold) a portion of the 1999 deliveries and did not experience any material impact in 1999 resulting from the 1999 raw sugar price reduction, the Company anticipates receiving (at the current price levels) approximately $3 to $5 million less in net sugar proceeds from its 2000 harvest than originally forecasted. As the futures prices for 2000 have generally not exceeded the Company's break-even price, the Company was only 5% hedged for year 2000 deliveries. The Company has since closed all of its futures and options contracts.

     After lengthy negotiations with the union, in April 1998, the union membership at the Kauai plantation ratified a two-year contract which included a 10% reduction in wages as well as other concessions. The two-year contract, which covers approximately 89% of the workforce, expired on January 31, 2000 and has been extended on a day-to-day basis. The extension agreement allows either party to cancel upon three days notice. Although the prior concessions provided a meaningful, positive impact on operations, they did not provide the type of structural changes necessary to provide for long-term profitability and a secure future for the Company's sugar operations. As a consequence of management's decision to shut down the Kauai sugar operations, the Company negotiated with the union concerning the employee-related costs of such shutdown. The agreement was ratified by the union employees in November 2000.

     The Lihue Plantation Company ("Lihue Plantation") on Kauai suffered a breakdown of its power-generating turbine in February 2000. The Company believes that the turbine repair costs and lost profits (net of a $0.5 million policy deductible) are covered by insurance (although there can be no assurance that all of the lost profits will be so covered). Lihue Plantation has completed the repair of the turbine and has incurred expenditures of approximately $2.1 million in connection with the turbine repair and certain other related expenditures. As of September 30, 2000, Lihue Plantation has received $1.4 million in advances against the claim from the insurance carriers.

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

     During the first nine months of 2000, cash decreased by $6.3 million from December 31, 1999. Net cash was used in operating activities of $10.9 million, investing activities of $2.3 million and provided by financing activities of $6.9 million.

     During the first nine months of 2000, net cash flow used in operating activities was $10.9 million, as compared to net cash provided by operating activities of $8.1 million during the first nine months of 1999. The $19.0 million increase in cash flow used in operating activities was due primarily to (i) a $16.9 million operating loss after adjustment for non-cash items for the nine months ended September 30, 2000 compared to a $5.6 million operating loss for the nine months ended 1999 primarily due to the increase of $8.3 million in the operating loss from agricultural operations and a $3.8 million payment for interest on the ERS debt in default in September 2000, (ii) a $1 million increase in receivables during the first nine months of 2000 compared to a $7.1 million decrease in receivables for the first nine months of 1999 related to the collection of $7.5 million in receivables related to prior year land sales, and (iii) a $10.7 million decrease in inventories for the nine months ended September 30, 2000 compared to a $12.6 million decrease in 1999. The $2.9 million variance in the decrease in inventories is primarily due to the final sugar harvest at Pioneer Mill on Maui in 1999.

     During the first nine months of 2000, net cash flow used in investing activities was $2.3 million as compared to $4.4 million provided during the first nine months of 1999. The $6.7 million increase in net cash used in investing activities was principally due to a decrease in net property sales, disposals and retirements and a decrease in other liabilities for the nine months ended September 30, 1999 primarily due to the stock sale of Kaanapali Water Corporation (discussed above).

     During the first nine months of 2000, net cash flow provided by financing activities was $6.9 million compared to $25.4 million used in the first nine months of 1999. The $32.3 million increase in cash provided from financing activities is due primarily to (i) the $40.3 million of cash used to redeem the Class B COLAS in June 1999 offset in part by $21.3 million in advances from affiliates compared to $7.2 million in advances from affiliates for the first nine months of 2000 and (ii) to a decrease in net long-term debt payments of $.2 million for the nine months ended September 30, 2000 compared to $6.1 million for the nine months ended September 30, 1999 primarily for the $4.1 million in principal payments to TPI and $1.8 million in principal payments related to the loan used to fund the acquisition of Lihue's power generation equipment.

     Reference is made to Note 2 - Amounts Due to Affiliates - Senior Debt Financing. The total amount due Northbrook and its subsidiaries for Senior Debt financing as of September 30, 2000 was $194,542, which includes accrued and deferred interest to affiliates on senior debt of approximately $39,219 (of which $39,215 has been deferred until December 31, 2001, as described above). Under the terms of the Indenture, the amounts borrowed from Northbrook or its affiliates are "Senior Indebtedness" to the COLAs.

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

RESULTS OF OPERATIONS

AGRICULTURE SEGMENT:

     The Company's Agriculture segment is responsible for activities related to the cultivation, processing and sale of sugar cane and coffee. Agriculture's revenues have been primarily derived from the Company's sale of its raw sugar. Reference is made to the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of potential uncertainties regarding the price of raw sugar and the shutdown of the Company's sugar cane operations.

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

     During the first nine months of 2000 and 1999, agriculture revenues were $16.7 and $29.2 million, respectively.

     Agriculture revenues and cost of sales decreased for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 due to the shutdown of sugar operations at Pioneer Mill which completed its final harvest in September 1999, the decrease in tons produced and the timing of sugar production deliveries. For the nine months ended September 30, 2000 the Company sold approximately 38,254 tons of sugar, a 50% decrease over the same period in 1999. The average price of sugar sold for the nine months ended September 30, 2000 of approximately $331 per ton represents a 4% decrease over the same average price for the nine months ended September 30, 1999. The Company harvested 7,449 and 13,288 acres for the nine months ended September 30, 2000 and 1999, respectively.

     Agriculture revenues and cost of sales decreased for the three months ended September 30, 2000 as compared to the three months ended
September 30, 1999 due to the decrease in tons produced and the shutdown of sugar operations at Pioneer Mill in 1999. For the three months ended September 30, 2000 the Company sold approximately 8,908 tons of sugar, a 70% decrease over the same period in 1999. Approximately 53% of the decrease in the tons of sugar sold is attributable to the 1999 shutdown of sugar operations at Pioneer Mill; the remaining approximately 47% decrease in tons sold is attributed to an approximately 42% decrease in sugar production at the Kauai plantations due to a 29% decline in yield per acre of sugarcane harvested. The average price of sugar sold for the three months ended September 30, 2000 of approximately $322 per ton represents a 7.6% decrease over the same average price for the three months ended September 30, 1999 before adjustments related to sales for the six months ended June 30, 1999. The Company harvested 3,662 and 6,157 acres for the three months ended September 30, 2000 and 1999, respectively.

     The operating loss of $9.2 million and $14.0 million for the three and nine months ended September 30, 2000 as compared to the $6.0 million and $5.7 million operating loss for the three and nine months ended
September 30, 1999, reflects the decrease in the average price of sugar sold and the decrease in tons of sugar sold and produced without a commensurate decrease in expenses.

GOLF SEGMENT:

     The Company's golf segment is responsible for the management and operation of the two golf courses known as the Royal Kaanapali Golf Courses in Kaanapali, Maui and the Waikele Golf Club on Oahu.

     Golf revenues were $3.1 and $11.5 million, during the three and nine months ended September 30, 2000 as compared to $3.6 and $11.4 million for the three and nine months ended September 30, 1999. During the three and nine months ended September 30, 2000, approximately 41,000 and 142,000 rounds of golf were played as compared to 47,000 and 144,000 during the first three and nine months of 1999.

     Golf cost of sales were $2.3 and $6.9 million during the three and nine months ended September 30, 2000 as compared to $2.2 and $6.5 million for the three and nine months ended September 30, 1999. Golf operating expenses of $.5 and $1.5 million during the first three and nine months of 2000 and 1999, consisted primarily of depreciation expense.

     Operating income of $.4 and $3.2 million decreased during the three and nine months ended September 30, 2000 as compared to $.9 and $3.4 million during the three and nine months ended September 30, 1999 primarily due to the decrease in revenue as a result of the decrease in rounds of golf played.

     PROPERTY SEGMENT:

     The Company's Property segment is responsible for land planning and development activities; obtaining land use, zoning and other governmental approvals; selling or financing developed and undeveloped land parcels.

     Revenues increased to $10.1 and $15.8 million during the three and nine months ended September 30, 2000 from $4.8 and $11.9 million during the three and nine months ended September 30, 1999. Land sales included revenues for the nine months ended September 30, 2000 of approximately $11.9 million primarily from the sale of approximately 1,600 acres on Maui.

Revenues for the nine months ended September 30, 1999 included approximately $5.7 million from the sale of 800 acres of primarily agricultural lands on Kauai and Maui.

     During the three and nine months ended September 30 2000, property cost of sales were $5.7 and $9.9 million as compared to $1 and $8.1 million for the three and nine months ended September 30, 1999. The increase in costs was due primarily to an increase in land sales (as discussed above).

     Property sales and cost of sales increased for the three and nine months ended September 30, 2000 as compared to the three and nine months ended September 30, 1999 due to a increase in land sales. Operating income increased to $2.9 and $1 million during the three and nine months ended September 30, 2000 compared to $2.5 operating income and $0.5 million operating loss for the three and nine months ended September 30, 1999.

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

     In the fourth quarter of 2000, the company signed an agreement to sell a parcel on Maui near Lahaina with a tentative closing date of early 2001. If such agreement was consummated, it would result in a cash infusion to the Company. The buyer has the usual due diligence period which would allow the termination of such agreement. There can be no assurance that such transaction will be consummated on any terms.

     The Company owns and operates the Royal Kaanapali Golf Courses ("RKGC"), which are two 18-hole golf courses located at the Kaanapali Beach Resort on West Maui. The courses occupy approximately 320 acres of land. (Reference is made to Note 4 concerning the default notice issued by the lender concerning the indebtedness secured by the golf courses.)

     KAANAPALI GOLF ESTATES. The Company is marketing Kaanapali Golf Estates ("KGE"), a residential community that is part of the Kaanapali Beach Resort in West Maui. KGE is divided into several parcels and the Company sells the parcels through bulk parcel sales.

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

     In February 1997, the Company formed a limited partnership with an experienced time share management team to proceed with the planning and development of KOR. The limited partnership was unable to obtain financing for KOR on a basis acceptable to the Company. As a result, in February 2000, a subsidiary of the Company purchased all of the interests of the limited partnership and entered into negotiations with several larger timeshare companies. In May 2000, an investment agreement was signed to admit one of the timeshare companies to the limited partnership, subject to due diligence and certain pre-closing requirements. In an effort to resolve certain outstanding issues with the timeshare company, the Company negotiated an amendment of the agreement, that, among other things, provided that the parcel would be sold outright to the timeshare company and extended the closing date until the fourth quarter of 2000 and converted the investment agreement to a purchase and sale contract for the KOR site. In addition, the time-share company will receive a five-year option to purchase Lot 2 at Kaanapali North Beach. If such agreement is consummated, it would result in a cash infusion to the Company. However, there can be no assurance that such transaction will be consummated on any terms.

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

     MAUI INFRASTRUCTURE COSTS. In connection with certain of the Company's land use approvals on Maui, the Company has agreed to provide employee and affordable housing and to participate in the funding of the design and construction of the planned Lahaina/Kaanapali bypass highway. The Company has entered into an agreement with the State of Hawaii Department of Transportation covering the Company's participation in the design and construction of the bypass highway. In conjunction with state urbanization of the Company's Kaanapali Golf Estates project, the Company committed to spend up to $3.5 million (of which approximately $0.8 million has been spent as of September 30, 2000) toward the design of the highway. Due to lengthy delays by the State in the planned start date for the bypass highway, the Company recently funded approximately $1.2 million for the engineering and design of the widening of the existing highway through the Kaanapali Beach Resort. The Company believes this $1.2 million will be credited against the $3.5 million commitment discussed above. The Company has also committed another $6.7 million for the construction of the bypass highway, subject to the Company obtaining future entitlements on Maui and the actual construction of the bypass highway. The development and construction of the bypass highway is expected to be a long-term project that will not be completed until the year 2007 or later, if ever.

     The Company has reached an agreement with Maui County pursuant to which the Company has agreed to exchange the Pioneer Mill office building and five acres of agricultural land for affordable, employee housing credits. The Company has received sufficient credits for the planned development of Lot 1 at Kaanapali North Beach and the development of single family homes on parcels in the Kaanapali Golf Estates.

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

     In September 2000, the Company sold a 14-acre parcel at Hanamaulu on Kauai for $.6 million.

PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     The Company had not paid the ERS the minimum interest payments due on January 1, April 1, and July 1, 2000. The Company received a default notice from the ERS which notice included an acceleration of all amounts due under the loan and the ERS filed to realize upon their security. Pursuant to an agreement between the ERS and the Company, the Company paid approximately $3,800 in September 2000, to the ERS for a portion of the past due interest amounts and the ERS has agreed to temporarily suspend its action to realize upon its security. The Company is currently pursuing renegotiation of the loan terms as well as attempting to obtain the other easements which the Company believes the ERS is obligated to provide.
There can be no assurance that such negotiations will result in a definitive agreement to settle the disputes between the Company and the ERS concerning this loan. Reference is made to Note 4 of Notes to the Consolidated Financial Statements.

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

Oahu Sugar obtained dismissals and directed verdicts on six of defendants' claims. The remaining portions of the complaint and counterclaim proceeded to a jury trial and verdict. On December 2, 1999, the jury denied Oahu Sugar relief on its remaining claims and awarded the defendants approximately $2.6 million in damages on their counterclaim. On March 22, 2000, the trial court entered judgment against Oahu Sugar for the $2.6 million in damages awarded by the jury. In addition, the trial court awarded counterclaimants $751,000 in attorneys' fees, $28,000 in costs and $866,000 in prejudgment interest. Oahu Sugar's post trial motions for judgment as a matter of law and for a new trial have been denied. Oahu Sugar has filed a notice of appeal and intends to pursue the appeal. Interest on the $4.22 million award continues to accrue at a rate of 10% per annum. The defendants have begun efforts to collect the amounts awarded to them. Defendants have caused garnishee summons to be issued to various affiliated and unaffiliated entities. The defendants scheduled a debtor's examination for August 23, 2000. The examination has not been concluded. The Hawaii Supreme Court scheduled the case for an appellate conference and mediation on August 31, 2000. The mediation was unsuccessful and the matter continues on appeal. Oahu Sugar continues to believe that it is entitled to affirmative relief on its complaint and that it has meritorious defenses to the counterclaim that it intends to pursue on appeal. The Company, however, can provide no assurances that it will be successful in obtaining affirmative relief or overturning the verdict against Oahu Sugar. This verdict, if upheld, could have a material adverse effect on the Oahu Sugar's financial condition.

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

     On September 30, 1999, Oahu Sugar was one of several defendants named in a lawsuit entitled, City and County of Honolulu v. Leppert, et al.
Civil No. CV 99 00670 ACK-FIY, and filed in the federal court, District of Hawaii. In the complaint, as amended, plaintiff files this environmental action in an attempt to assert several causes of action including actions for (1) clean-up and other response costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"); (2) owner/operator liability, contribution and indemnity under Hawaii statutory law; (3) strict liability for ultrahazardous activity; and (4) negligence. Plaintiff alleges that defendant Oahu Sugar previously operated a sugar mill on property currently owned by plaintiff, and used pesticides, herbicides, fumigants, petroleum products and by-products and other hazardous chemicals which were allegedly released into the soil and/or groundwater at the subject property. Plaintiff seeks recovery of response costs it has incurred and to be incurred, a declaration of the rights and liabilities for past and any future claims, damages for lost property value, technical consulting and legal costs in investigating the property, increased construction costs, and attorneys' fees and costs. Two of the other defendants, Clinton Churchill and David Heenan, as trustees under the will and estate of James Campbell ("Campbell Estate"), have filed a third party complaint, as amended, seeking indemnity and contribution from Oahu Sugar arising from, among other things, a lease between Oahu Sugar and Campbell Estate concerning the land which is allegedly contaminated. The Campbell Estate has also filed a third party compliant, as amended, against Northbrook Corporation ("Northbrook") seeking a defense and indemnity. Campbell Estate, Oahu Sugar, and Northbrook filed cross motions for summary judgment on the third party complaints. On October 27, 2000, the court ruled that Oahu Sugar, under its 1970 amendment of lease with Campbell Estate, and Northbrook, under its guaranty of the lease, have an obligation to defend and indemnify the Campbell Estate for any environmental liability under specified federal and state environmental law, negligence and strict liability for ultrahazardous activity, assessed against Campbell Estate as owner of the subject property due to actions taken by Oahu Sugar on the property from 1970 forward, only, and not for activities occurring before 1970. The court also ruled that Campbell Estate is entitled to recover its attorneys' fees, costs, and expenses incurred in establishing its right to indemnity. Oahu Sugar intends to defend itself vigorously. On November 6, 2000, Campbell Estate filed a motion for reconsideration to have the trial court reconsider that portion of its ruling that relieves Oahu Sugar and Northbrook of the obligation to indemnify Campbell Estate for the failure to eliminate and cleanup the alleged contamination to the extent that it occurred prior to 1970. Oahu Sugar intends to oppose the motion for reconsideration.

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

     An insurance carrier for Oahu Sugar is partially funding the defense of these environmental-related cases, subject to a reservation of rights. Oahu Sugar can give no assurances as to the portion of defense costs and indemnity costs, if any, that will ultimately be borne by the insurance carrier.

     These environmental-related lawsuits are in the beginning stages of litigation. The Company believes that Oahu Sugar has meritorious defenses to these lawsuits and Oahu Sugar will defend itself vigorously. However, there can be no assurances that these cases (or any of them), when once adjudicated, will not have a material adverse effect on the financial condition of Oahu Sugar.

     On May 10, 2000, Oahu Sugar was named in a civil action entitled, Albert and Marciana Kalaikai v. Oahu Sugar, et. al., pending in the Circuit Court of the First Circuit, State of Hawaii, Civil No. 00-1-1497-05. In this case, plaintiffs seek damages for alleged asbestos related injuries sustained, among other things, from exposure to asbestos-containing products over the course of in excess of forty years and at numerous locations including the Oahu Sugar mill site over the period of 1950-1960. The case is in the beginning stages of litigation and Oahu Sugar intends to defend itself vigorously.

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

     An insurance carrier for Oahu Sugar has agreed to defend Oahu Sugar in the Kalaikai and Fiori cases, subject to a reservation of rights. Oahu Sugar can give no assurances as to the portion of the defense costs and indemnity costs, if any, that will be ultimately borne by the insurance carrier.

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

10.25 Assignment and assumption agreement dated September 30, 1998, executed by TPI and APIC. (14)

10.26 Purchase money promissory note secured by mortgage dated September 30, 1998, executed by APIC. (14)

10.27 Assignment and Contribution Agreement effective December 31, 1998 between Northbrook Corporation and Amfac/JMB Hawaii, L.L.C. (15)

10.28 Note Modification Agreement dated December 31, 1998 between Amfac/JMB Hawaii, L.L.C. and Fred Harvey Transportation Company. (15)

19.0 $35,700,000 agreement for sale of C&H and certain other C&H assets, to A&B Hawaii, Inc. in June 1993. (7)

Exhibit
No.         Exhibit
-------     --------

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



PART III  DEFAULTS UPON SENIOR SECURITIES

     The Company had not paid the ERS the minimum interest payments due on January 1, April 1, July 1, and October 1, 2000. Amounts due on such indebtedness aggregated $73,963 as of September 30, 2000 and are included in "ERS debt in default" in the accompanying Consolidated Balance Sheets. Reference is made to Note 4 of the Notes to Consolidated Financial Statements.

     The Company has received a notice from each of the holders of the Senior Debt notifying the Company that all Senior Debt is currently in default due to the existence of other defaults or circumstances that constitute events of default under the Senior Debt. Amounts due on such indebtedness aggregated $194,542 as of September 30, 2000 and are included in "Amounts due to affiliates - Senior Debt Financing" in the accompanying Consolidated Balance Sheets. Reference is made to Note 2 of Notes to Consolidated Financial Statements.

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       AMFAC/JMB HAWAII, L.L.C.


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  November 10, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  November 10, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       AMFAC LAND COMPANY, LIMITED


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  November 10, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  November 10, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       AMFAC PROPERTY DEVELOPMENT CORP.


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  November 10, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  November 10, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       AMFAC PROPERTY INVESTMENT CORP.


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  November 10, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  November 10, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       H. HACKFIELD & CO., LTD.


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  November 10, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  November 10, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       KAANAPALI ESTATES COFFEE, INC.


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  November 10, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  November 10, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       KAANAPALI WATER CORPORATION


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  November 10, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  November 10, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       KEKAHA SUGAR COMPANY, LIMITED


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  November 10, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  November 10, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       THE LIHUE PLANTATION COMPANY, LIMITED


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  November 10, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  November 10, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       OAHU SUGAR COMPANY, LIMITED


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  November 10, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  November 10, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       PIONEER MILL COMPANY, LIMITED


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  November 10, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  November 10, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       PUNA SUGAR COMPANY, LIMITED


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  November 10, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  November 10, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       WAIAHOLE IRRIGATION COMPANY, LIMITED


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  November 10, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  November 10, 2000

                                SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       WAIKELE GOLF CLUB, INC.


                              /s/ GAILEN J. HULL
                              -------------------
                       By:    Gailen J. Hull
                              Vice President
                       Date:  November 10, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                              /s/ GAILEN J. HULL
                              -------------------
                              Gailen J. Hull
                              Principal Accounting Officer
                       Date:  November 10, 2000