Form 10-K405
period 2000-12-31
AMFAC JMB HAWAII INC
filed 2001-04-02
CIK 839437

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d)
                        of the Securities Act of 1934


For the fiscal year ended
December 31, 2000                       Commission File Number 33-24180



                              AMFAC HAWAII, LLC
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

As of March 23, 2001, all of Amfac Hawaii LLC's membership interest is solely owned by Northbrook Corporation, an Illinois corporation, and not traded on a public market.

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

                         ADDITIONAL REGISTRANTS (1)


                                                  Address, including,
                                                  zip code,
Exact name of    State or other    IRS            and telephone number,
registrant as    jurisdiction of   Employer       including area code of
specified in its incorporation or  Identification registrant's principal
Charter          organization      Number         executive offices
---------------  ---------------   ------------   -----------------------

Amfac Land       Hawaii            99-0185633     900 North Michigan Avenue
Company, Limited                                  Chicago, Illinois 60611
                                                  312/440-4800

Amfac Property   Hawaii            99-0150751     900 North Michigan Avenue
Development Corp.                                 Chicago, Illinois 60611
                                                  312/440-4800

Amfac Property   Hawaii            99-0202331     900 North Michigan Avenue
 Investment                                       Chicago, Illinois 60611
 Corp. (2)                                        312/440-4800

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

Pioneer Mill     Hawaii            99-0105278     900 North Michigan Avenue
 Company,                                         Chicago, Illinois 60611
 Limited                                          312/440-4800

Puna Sugar       Hawaii            99-0051215     900 North Michigan Avenue
 Company,                                         Chicago, Illinois 60611
 Limited                                          312/440-4800

Waiahole         Hawaii            99-0144307     900 North Michigan Avenue
 Irrigation                                       Chicago, Illinois 60611
 Company,                                         312/440-4800
 Limited

Waikele Golf     Hawaii            99-0304744     900 North Michigan Avenue
 Club, Inc.                                       Chicago, Illinois 60611
                                                  312/440-4800

(1) The Additional Registrants listed are wholly-owned subsidiaries (except as noted in (2)) of the registrant and are guarantors of the registrant's Certificate of Land Appreciation Notes due 2008 (the "COLAs").

(2) Effective December 28, 2000, AF Investors, LLC made a capital contribution to Amfac Property Investment Corp. ("APIC") in return for 83.33% of the shares of APIC.

                              TABLE OF CONTENTS



                                                              Page
                                                              ----
PART I

Item 1.       Business . . . . . . . . . . . . . . . . . . . .   1

Item 2.       Properties . . . . . . . . . . . . . . . . . . .   7

Item 3.       Legal Proceedings. . . . . . . . . . . . . . . .  11

Item 4.       Submission of Matters to a Vote of
              Security Holders . . . . . . . . . . . . . . . .  15


PART II

Item 5.       Market for the Company's and
              Finance's Common Equity and Related
              Security Holder Matters. . . . . . . . . . . . .  16

Item 6.       Selected Financial Data. . . . . . . . . . . . .  16

Item 7.       Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations. . . . . . . . . . . . . .  17

Item 7A.      Quantitative and Qualitative Disclosures
              About Market Risk. . . . . . . . . . . . . . . .  31

Item 8.       Financial Statements and Supplementary Data. . .  32

Item 9.       Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure . . . . . . . . . . . . . .  73


PART III

Item 10.      Managers and Executive Officers of
              the Registrant . . . . . . . . . . . . . . . . .  73

Item 11.      Executive Compensation . . . . . . . . . . . . .  75

Item 12.      Security Ownership of Certain Beneficial Owners
              and Management . . . . . . . . . . . . . . . . .  76

Item 13.      Certain Relationships and Related Transactions .  76


PART IV

Item 14.      Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K. . . . . . . . . . . . . . .  81


SIGNATURES     . . . . . . . . . . . . . . . . . . . . . . . .  82

                                   PART I

ITEM 1.  BUSINESS

     Amfac Hawaii, LLC ("AHI", and collectively with the Additional Registrants, as their respective interests may appear, the "Company") is a Hawaii limited liability company. AHI is wholly-owned by Northbrook Corporation, a Delaware corporation ("Northbrook"). AHI filed in March 2001 to change its name from Amfac/JMB Hawaii, L.L.C. to Amfac Hawaii LLC and expects the change to be accepted in the second quarter of 2001. The primary business activities of the Company are land development and sales, golf course management and agriculture. In September 2000, the Company announced its plan to shut down the remaining sugar operations which represented a substantial portion of its agriculture segment. The Company owns, as of the date of this report, approximately 24,000 acres of land primarily located on the islands of Maui and Kauai in the State of Hawaii. Most of this land is held by the Company's wholly-owned subsidiaries. In addition to its owned lands, the Company leases approximately 4,000 acres of land that was primarily used in conjunction with its agricultural operations. The Company's operations are subject to significant government regulation.

     In early March 1997, the Company restructured its operations into the following six separate operating divisions: Sugar, Golf, Coffee, Water, Land Management and Real Estate Development. The Company also formed a corporate services division to provide accounting, MIS, human resources, tax and other administrative services for the six operating divisions. Some of these corporate services are provided by Northbrook and its affiliates and the Company reimburses for those services at cost. At December 31, 2000, the Company and its subsidiaries employed 305 persons.

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

     AHI is the successor to Amfac/JMB Hawaii, Inc. ("A/J Hawaii"). On March 3, 1998, A/J Hawaii was merged (the "Merger") with and into the Company pursuant to an Agreement and Plan of Merger dated February 27, 1998 (the "Merger Agreement") by and between A/J Hawaii and the Company (which was then named Amfac/JMB Mergerco, L.L.C.). The Merger was consummated to change AHI's form of entity from a corporation to a limited liability company. AHI was a nominally capitalized limited liability company which was formed on December 24, 1997, solely for the purpose of effecting the Merger. AHI succeeded to all the assets and liabilities of A/J Hawaii in accordance with the Hawaii Business Corporation Act and the Hawaii Uniform Limited Liability Company Act. In addition, AHI, A/J Hawaii, The First National Bank of Chicago (the "Trustee") and various guarantors entered into a Second Supplemental Indenture dated as of March 1, 1998, pursuant to which AHI expressly assumed all obligations of A/J Hawaii under the Indenture dated as of March 14, 1989, as amended (the "Indenture") by and among A/J Hawaii, the Trustee and the guarantors named therein and the holders of Certificates of Land Appreciation Notes due 2008 Class A (the "Class A COLAs") and the Certificates of Land Appreciation Notes Class B (the "Class B COLAs" and, collectively, with the Class A COLAs the "COLAs"). The Merger did not require the consent of the holders of the COLAs under the terms of the Indenture. AHI has succeeded to A/J Hawaii's reporting obligations under the Securities Exchange Act of 1934, as amended. Unless otherwise indicated, references to the Company prior to March 3, 1998 shall mean A/J Hawaii and A/J Hawaii's subsidiaries.

     AHI will continue until at least December 31, 2027, unless earlier dissolved. AHI's sole member, Northbrook, is not obligated for any debt, obligation or liability of the Company. However, AHI and certain additional subsidiaries are obligated to Northbrook and its affiliates for the repayment of substantial loans and advances made to them.

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

     PROPERTY SEGMENT.

     The Company's Property segment is responsible for the following operations: land planning; obtaining land use, zoning and other governmental approvals; development activities; and the selling or financing of developed and undeveloped land parcels. Land Management and Real Estate Development operations make up the Property segment. In general, the Company maintains and manages its land holdings until: (i) conditions are favorable for their sale, or (ii) a feasible development plan can be formed and approved. In the second circumstance, once the Company has obtained the necessary development approvals ("entitlements"), the Company may elect to either sell the land with its entitlements or develop all or a portion of the land. In the past, the Company has typically done "horizontal" development work, including site work (e.g., grading, excavation) and installation of infrastructure (i.e., roadways and utilities). Once the horizontal development is complete, the Company usually sells the "improved" development parcels to homebuilders, shopping center or other commercial developers and others who will complete the "vertical" development of the site consistent with the Company's original development plans and the entitlements.

     SALES OF AGRICULTURAL PROPERTIES. The Company has placed a substantial portion of its land holdings on the market to generate cash to finance the Company's operations and to meet debt service requirements. During 2000, 1999 and 1998, the Company generated approximately $4.7 million, $9.3 million and $26.4 million, respectively, in revenue primarily from the sale of unentitled, agricultural and conservation land parcels.
In 2001, through the date of this report, the Company has generated approximately $18.6 million in revenue from agricultural land sales.

     DEVELOPMENT. Company management considers development opportunities for its land holdings. As development opportunities arise, management typically prepares feasibility analyses to assess the profit potential of the development. As part of the feasibility analyses, factors considered include the location and physical characteristics of the property, demographic patterns and perceived market demand, estimated project costs, regulatory and environmental constraints and availability of utilities and governmental services.

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

     After all of the discretionary approvals described above have been received, a subdivision approval must be obtained along with certain other permits such as grading and building permits. Normally, these approvals are more ministerial in nature. However, the Company has experienced certain problems obtaining these permits in the past, which has imposed significant additional costs on certain projects.

     The following table shows the entitlement status of the Company's land holdings (in acres) as of December 31, 2000.

          State Classification                   County Zoning
          ---------------------   ----------------------------------------
          Urban   Agri.   Cons.   Hotel     Com.      Res.   Agri.   Cons.
          -----  ------  ------   -----  ---------   -----  ------   -----
Maui        873   4,575   4,886      92         25   1,009   5,026   4,183

Kauai       691   8,700   9,760     --         319     301   8,662   9,868

Oahu        152     --      --      --          13     --      --      139

Hawaii       24     --      --      --           4      20     --      --
          -----  ------  ------   -----      -----   -----  ------  ------

Total     1,740  13,275  14,646      92        361   1,330  13,688  14,190
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

     MARKET CONDITIONS, REGULATORY APPROVALS AND DEVELOPMENT COSTS. There are a number of current factors that have negatively impacted the Company's development and land sale activities, including the market conditions, the difficulty in obtaining regulatory approvals, the high development cost of required infrastructure and the Company's operating deficits in its other business segments. As a result, the planned development of many of the Company's land holdings and the ability to generate cash flow from these land holdings have become long-term in nature, but the Company has found it necessary to sell certain parcels in order to raise cash prior to being able to realize their full economic potential through the entitlement process.

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

     GOLF SEGMENT.

     The Company's Golf segment is responsible for the management and operation of the Company's golf course facilities. As of December 31, 2000, the Company owns or has a minority interest investment in three 18-hole golf courses. To be competitive, the Company offers discounted rates for Hawaii residents. Improvements in the number of tourist arrivals and length of stay (in Hawaii) may be critical to improving performance of the Company's golf courses. There can be no assurance that such improvements will occur in the near term.

     The Company is obligated to make interest payments under a $66 million loan made to Amfac Property Investment Corp., which formerly was a wholly-owned subsidiary of the Company and in which the Company currently owns an approximate 17% interest. The loan is secured by the two Kaanapali golf courses and is non-recourse as to principal payments. Due to insufficient cash flow generated by the two Kaanapali golf courses and because of disagreements with the lender over, among other things, lender's failure to grant required easements, the Company did not pay the required interest payments due in 2000 on the loan secured by these golf courses. The lender issued a default notice. Pursuant to an agreement between the lender and the Company, the Company paid approximately $3.8 million in September 2000 to the lender for a portion of the past due interest amounts and the lender had agreed to temporarily suspend its action to realize upon its security until March 26, 2001. This date has not been extended. Subsequent to September 2000 through the date of this report, additional payments aggregating approximately $1.7 million have been made to the lender. In December 2000, AF Investors, LLC ("AF Investors") an affiliate of Northbrook acquired an 83.33% ownership interest in APIC. APIC is currently pursuing renegotiation of the loan. (See note 6 of Notes to Consolidated Financial Statements of the Company.)

     The two golf courses located at the Kaanapali Beach resort on West Maui face strong competition from other resort courses on Maui, such as those at Kapalua and Wailea. In addition, the Company's golf course located at Waikele in central Oahu competes with other privately owned and municipal golf courses on Oahu. To a lesser extent, all three of the courses face competition from golf courses on the other islands in the State of Hawaii.

     A significant portion of golf revenues for the Company's 18-hole course on Oahu have been from eastbound (primarily Japanese) tour groups. Recent economic trends in Japan and much of Southeast Asia have contributed to fewer Far East visitors and less rounds being played at the higher visitor rates.

     AGRICULTURE SEGMENT.

     The Company's Agriculture segment is responsible for activities related to the cultivation, processing and sale of sugar cane, coffee and other diversified agriculture. Prior to the fourth quarter 2000 shut down of the Lihue Plantation Company, Limited ("Lihue") and Kekaha Sugar Company, Limited ("Kekaha Sugar") plantations on Kauai, Agriculture's revenues were primarily derived from the sale of raw sugar. As of the date of this report, approximately 1,500 acres of the Company's land holdings are utilized for coffee and other diversified agriculture. The remaining approximately 26,500 acres of land owned and/or leased by the Company are predominantly conservation land that do not generate significant revenues or land previously utilized by sugar operations all of which ceased by the end of 2000.

     During the third quarter, management announced the shut down of its remaining sugar plantations on Kauai. The decision was made as a result of significant losses incurred during 2000 and in prior years and the expectation that such losses would continue for the foreseeable future.
The losses resulted from a significant drop in the domestic price of raw sugar and lower sugar yields. The Company completed its final harvest and processed the sugar cane at the Lihue plantation mill, which ceased operations in November 2000.

     SUGAR OPERATIONS IN HAWAII. The sugar industry in Hawaii has experienced significant difficulties for a number of years which were compounded by the significant drop in sugar prices in 2000. Growers in Hawaii have long struggled with high costs of production, which have led to the closure of most of Hawaii's plantations, including the Company's Oahu Sugar Company, Limited ("Oahu Sugar") plantation in 1995, its Pioneer Mill Company Limited ("Pioneer Mill") plantation on Maui in 1999 and its remaining sugar plantations on Kauai in November 2000.

     The Company is currently using portions of the land at Pioneer Mill for diversified agriculture.

     DIVERSIFIED AGRICULTURE. The Company has considered various uses for its agricultural lands, such as alternative crops. The Company still continues to explore alternative crops, including cultivating approximately 430 acres of specialty coffee trees on Maui.

     The Company has received "matching funds" of approximately $2 million under the federal Rural Economic Transaction Assistance - Hawaii program. The Company planted several new agricultural crops on Kauai and Maui using these "matching funds", including seed corn, sweet corn and alfalfa. At this time, the Company has successfully planted and cultivated these crops on Maui. However, the success of the diversified agriculture program is contingent upon the ability of the Company to continue to market and sell these agricultural products at favorable prices. In total, the Company has approximately 1,500 acres devoted to diversified agriculture, including coffee.

     POWER PRODUCTION. The Company historically has been involved in the production of energy through the burning of bagasse, the fibrous by-product of sugar cane processing, in the sugar plantations' boilers. The Company generated electrical energy and steam for the sugar plantations' own consumption and for sale to the local public utilities, pursuant to power purchase agreements entered into with the local utilities. Gross revenues from the Company's operations at its Lihue power plant totaled approximately $5.2 million, $5.1 million and $4.3 million for 2000, 1999 and 1998, respectively. Revenues are significantly smaller from the Kekaha power plant (and formerly from the Pioneer Mill power plant) since the contract with the local utility does not require the Company to commit to a certain level of capacity for power production and, therefore, the Company receives a significantly lower rate for its power sales.

     Due to the Company's shut down of sugar operations on Kauai, the by-product burned to fuel the Lihue power plant is no longer available and alternative fuels will have to be used. The Company renegotiated the power purchase agreement with the local utility. As a result of the renegotiation, the Company does not expect power production costs to have a significant affect on future operations.

     WATER RESOURCES. The Company has in the past needed to maintain access to significant water sources to conduct its agricultural operations and, in many cases, must demonstrate a sufficient supply of water in order to obtain land development permits. To distribute most of this water, the Company owns extensive civil engineering improvements including tunnels, ditches, reservoirs and pumps. The Company believes that it has sufficient water resources for its present uses. Most of the Company's water is currently used for irrigating diversified agricultural crops.

    As the Company's sugar production decreased, the Company's water needs also decreased. Subject to significant state regulatory restrictions, excess water may be used for other purposes and the Company plans to explore alternative uses for such water.

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

     In December 1996, Amfac Property Development Corp. ("APDC"), a wholly-owned subsidiary of the Company, obtained a $10.0 million loan facility from City Bank. Prior to this time, APDC had obtained title to the mill site property from Oahu Sugar in order to facilitate its development of such subdivision. The loan is secured by a mortgage on property under development at the Oahu Sugar mill-site and is "Senior Indebtedness" (as defined in the Indenture). The loan was originally scheduled to mature on December 1, 1998. In November 1998, APDC sold certain Oahu Sugar mill-site property which served as collateral for the $10.0 million City Bank loan for an approximate sales price of $7.7 million in cash plus 2% of the gross sales price of subsequent parcel sales of all or any portion of the property by the purchaser. The bank required $6.0 million of the sales proceeds as a principal reduction on the loan in order to release the collateral. APDC received a one-year extension on the $4.0 million remaining balance of the loan which is secured by another parcel at the mill-site. The extended loan bore interest at the bank's base rate plus 1.25% and was scheduled to mature on December 1, 1999. APDC reached an agreement with the bank for an additional one year extension on $3.0 million of the $4.0 million loan. APDC made a $1.0 million loan repayment on December 2, 1999. The new extended loan bore interest at the bank's base rate plus 1.25% and matured on December 1, 2000. In January 2001, APDC reached an agreement with the bank for an extension until December 1, 2001 with a principal payment of $.150 million upon execution of the agreement. The newly extended loan bears interest at the bank's base rate of 9.5% at December 31, 2000 plus 2%. Upon maturity of the loan, it is not expected that APDC will have the funds necessary to pay the remaining balance of the loan without sale of the remaining mill site land. If such loan cannot be further extended, it would likely result in APDC no longer having an ownership interest in the property.

     The Company expects to market the remaining mill site land in bulk. The Company does not anticipate expending funds for additional infrastructure at this development.

     The Company also owns the Waikele Golf Course located at the Company's completed Waikele project. Waikele is located directly north of the Oahu Sugar mill site development in central Oahu. The Waikele Golf Course has experienced a significant drop in play from eastbound (primarily Japanese) tour groups which has depressed rounds played, average rate and, as a result, net operating income. The Company has developed and implemented marketing plans to attempt to return the golf course to its previous levels of profitability. However, these programs have had limited success to date due to additional competition from new and existing golf courses and continued softness in the Japanese tour group market. At this point, it is difficult to predict if and when previous levels of sales and profitability can be achieved again. The Waikele Golf Course generated approximately $4.6 million, $4.5 million and $5.0 million, respectively, in revenues during 2000, 1999 and 1998.

     (b)  MAUI.

     As of December 31, 2000, the Company owns approximately 10,000 acres of land on the island of Maui, most of which are classified as agricultural land (approximately 4,600 acres) and conservation land (approximately 4,900 acres) for State and County purposes. All of the Company's land holdings are located in West Maui near the Lahaina and the Kaanapali Beach Resort areas.

     In August 2000, the Company sold approximately 1,600 acres of agricultural land in Kahoma for $3.8 million. In January 2001, the Company sold approximately 5,500 acres of agricultural and conservation land in Launiupoko for $14.5 million.

     As of December 31, 2000, the Company has an approximately 16.7% ownership interest in Amfac Property Investment Corp. ("APIC"). APIC owns and operates the Royal Kaanapali Golf Courses ("RKGC"), which are two 18-hole golf courses located at the Kaanapali Beach Resort on West Maui. The courses occupy approximately 320 acres of land. The two Kaanapali golf courses generated approximately $10.4 million, $10.3 million and $9.5 million, respectively, in revenues during 2000, 1999 and 1998. (Reference is made to Note 6 concerning the default notice issued by the lender concerning the indebtedness secured by the golf courses.)

     In general, the development of the Company's land on Maui is expected to be long-term in nature as it is intended for resort and resort-related uses, which for most of the 1990's has been a relatively slow market.

     The Company has determined that the focus of its future development efforts should be on its Kaanapali/Honokowai land holdings (approximately 4,300 acres) on Maui. Although additional governmental approvals are required for most of these lands, approximately 900 acres of the Company's Kaanapali/Honokowai land holdings already have some form of entitlements. The Company believes its development efforts are best concentrated in this area where it has certain development approvals already secured and where successful resort development has occurred during the past thirty years.

     In 1999, the Company began a new approach to planning for its Kaanapali lands referred to as community-based planning ("CBP"). The Company works to involve members from all aspects of the West Maui community in developing an acceptable plan for the Company's Kaanapali land holdings. CBP differs from simply obtaining public input in that CBP actually gives the community a direct role in the Company's planning process. CBP has been used successfully in several communities on the mainland such as in the Weston, Florida development being completed by an affiliate of Northbrook. Management is optimistic that a plan can be developed that meets the Company's long-term financial objectives and will be supported by a broad cross section of the community. (See also discussion of land sales in "Management Discussion and Analysis of Financial Condition and Results of Operations - General".)

The projects located in the Kaanapali/Honokowai area that are currently owned by the Company are described in greater detail below.

     KAANAPALI GOLF ESTATES. The Company is marketing Kaanapali Golf Estates ("KGE"), a residential community that is part of the Kaanapali Beach Resort in West Maui. KGE is divided into several parcels and the Company sells the parcels through bulk parcel sales. The remaining parcels available for sale in the residential community total approximately 114 acres.

     During 1998, the Company generated revenue of approximately $2.3 million from the sale of the remaining 14 lots at Parcel 17B. In May 1998, the Company sold Parcel 18, an 18-lot subdivision in KGE, in bulk for $1.8 million. In October 1999, the Company sold in bulk the 17-acre Parcel 21 for $4.5 million. In January 2000, the Company sold the 17-acre Parcel 16 for $3.5 million and in July 2000, the Company sold the 19-acre Parcel 19/20 for $3.5 million.

     NORTH BEACH. In December 2000, the Company sold (to a timeshare company) the 14-acre KOR site for a gross selling price of $19.5 million. In addition, the timeshare company received a five-year option to purchase Lot 2 at Kaanapali North Beach. The option purchase price is based on the number of units entitled at the time of closing (if an exercise of the option were to take place). The Company currently expects the purchase price to be in the range of $9.0 million. The remaining three North Beach lots (including Lot 2) total approximately 82 acres. In October 1998, the Company received the final Maui County approval (an SMA permit) needed to develop the Kaanapali Ocean Resort ("KOR"), a 280 unit time share project on the 14 acre Lot 1 ("KOR Site") of Kaanapali North Beach. Under an agreement that preceded the sale to the timeshare company, the Company is required to begin construction of improvements for a 13-acre public park at Wainee, Maui. The park land and improvements will be donated by the Company to the County of Maui.

     The Company's remaining North Beach properties are subject to a mortgage held by an affiliate of Northbrook with the outstanding principal and accrued interest aggregating approximately $5.6 million. The affiliate deferred amounts due under the note until a modification was negotiated effective December 29, 2000. For a further description of such modification see Note 4 of Notes to Consolidated Financial Statements.

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

     PUUKOLII VILLAGE. The Company has regulatory approval to develop a project, known as "Puukolii Village", on approximately 249 acres located "Mauka" ("towards the mountains") of Kaanapali Beach Resort. A significant portion of this project will be affordable housing. Development of most of Puukolii Village cannot commence until after completion of the planned Lahaina/Kaanapali bypass highway. As such, development of this parcel is not assured and expected to be long term in any event.

     MAUI INFRASTRUCTURE COSTS. In connection with certain of the Company's land use approvals on Maui, the Company has agreed to provide affordable housing and to participate in the funding of the design and construction of the planned Lahaina/Kaanapali bypass highway. The Company has entered into an agreement with the State of Hawaii Department of Transportation covering the Company's participation in the design and construction of the bypass highway. In conjunction with state urbanization of the Company's Kaanapali Golf Estates project, the Company committed to spend up to $3.5 million (of which approximately $.9 million has been spent as of December 31, 2000) toward the design of the highway. Due to lengthy delays by the State in the planned start date for the bypass highway, the Company funded approximately $1.2 million for the engineering and design of the widening of the existing highway through the Kaanapali Beach Resort. The Company believes this $1.2 million will be credited against the $3.5 million commitment discussed above. The Company has also committed another $6.7 million for the construction of the bypass highway, subject to the Company obtaining future entitlements on Maui and the actual construction of the bypass highway. The development and construction of the bypass highway is expected to be a long-term project that will not be completed until the year 2007 or later, if ever.

     The Company has reached an agreement with Maui County subject to final regulatory approval, pursuant to which the Company has agreed to convey the Pioneer Mill office building and five acres of agricultural land in satisfaction of employee housing requirements affecting North Beach Makai and affordable housing requirements affecting Kaanapali Golf Estates parcels.

     (c)  KAUAI.

     At December 31, 2000, the Company owns approximately 19,200 acres of land on the island of Kauai, the vast majority of which is classified and zoned, by the State of Hawaii and the County of Kauai respectively, as agricultural and conservation lands. There are large contiguous parcels which comprise the bulk of these Kauai land holdings, located in Lihue/Hanamaulu on the eastern side of Kauai. Large portions of the agricultural lands were used for sugar cane cultivation, and portions of the conservation lands were utilized by the Company's sugar plantations to collect, store and transmit irrigation water from mountainous areas to the sugar cane fields.

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

     The Company has 18,000 acres of land currently listed for sale on Kauai. (See also discussion of land sales in the "Liquidity and Capital Resources" section below.)

     LEASES.

     The Company's two plantation subsidiaries, Lihue Plantation and Kekaha Sugar, leased some agricultural lands from unrelated third parties in 2000.

Certain of such leases provided the Company, as lessee, with licenses for water use. Almost all of the leased land of the Company was used in connection with the cultivation of sugar cane. Most of the leases provided that the Company pay fixed annual minimum rents (ranging from $10 to $28 per usable acre), plus additional rents based upon a percentage of gross receipts above a specified level. During the past three years, the Company has paid only minor amounts of percentage rent on the leases (listed below). Due to the shutdown of the Company's remaining sugar plantations, the Company does not expect to renew the remaining two leases upon their expiration.

     The following summary lists the material land leases of the Company's subsidiaries, as lessees, and certain material terms thereof as of the date of this report:

                                      Sugar Cane
                     Expiration       Acreage in      Gross     Minimum
      Plantation     Date             Cultivation    Acreage      Rent
      ----------     -------------    -----------    -------    --------
      Lihue          12/15/02                   0      3,106    $ 20,630
      Lihue          9/17/01                    0        670    $  9,208


     OTHER PROPERTY.

     In addition to the real property discussed above, the Company also owns two sugar mills, each with its own power plant. The mills and power plants are located in Kekaha and Lihue, Kauai. Each of these facilities was involved in the production of raw sugar from sugar cane and the production of electrical and steam power until their closings in late 2000. As described above, the Lihue power plant continues to operate pursuant to a modified agreement with the local electric utility, which expires of the end of 2002.

     An approximately 460 acre parcel was sold in March of 2001, for a gross sale price of approximately $3.4 million.

ITEM 3.  LEGAL PROCEEDINGS

     APIC had not paid the ERS the minimum interest payments due on January 1, April 1, July 1 and October 1, 2000. A default notice from the ERS was received which notice included an acceleration of all amounts due under the loan and the ERS filed to realize upon their security (Employees' Retirement System of the State of Hawaii v. Amfac/JMB Hawaii, LLC, et. al., Civil No. 00-1-2597-08, First Circuit Court, State of Hawaii). Pursuant to an agreement between the ERS and APIC approximately $3.8 million was paid in September 2000, to the ERS for a portion of the past due interest amounts and the ERS has agreed to temporarily suspend its action to realize upon its security until March 26, 2001. This date has not been extended. Subsequent to September 2000 through the date of this report, additional payments aggregating approximately $1,700 million have been made to the lender. Renegotiation of the loan terms is currently underway. Attempts are also being made to obtain the other easements which the Company and APIC believe the ERS is obligated to provide. There can be no assurance that such negotiations will result in a definitive agreement to settle the disputes with the ERS concerning this loan. Reference is made to Note 6 of Notes to the Consolidated Financial Statements.

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

Oahu Sugar obtained dismissals and directed verdicts on six of defendants' claims. The remaining portions of the complaint and counterclaim proceeded to a jury trial and verdict. On December 2, 1999, the jury denied Oahu Sugar relief on its remaining claims and awarded the defendants approximately $2.6 million in damages on their counterclaim. On March 2, 2000, the trial court entered a judgment against Oahu Sugar for the $2.6 million in damages awarded by the jury. In addition, the trial court awarded counterclaimants $751,000 in attorneys' fees, $28,000 in costs and $866,000 in prejudgment interest. Oahu Sugar's post trial motions for judgment as a matter of law and for a new trial were denied. Oahu Sugar filed a notice of appeal. The defendants began efforts to collect the amounts awarded to them. Defendants caused garnishee summons to be issued to various affiliated and unaffiliated entities. The defendants scheduled a debtor's examination for August 23, 2000 which was not concluded. The Hawaii Supreme Court scheduled the case for an appellate conference and mediation that was unsuccessful. Then, on January 3, 2001, the Hawaii Supreme Court entered an order dismissing the appeal. The Supreme Court held that it lacked jurisdiction over the appeal because the judgment entered on March 2, 2000 was legally defective in that it did not identify the claim for which judgment was entered or dismiss all of the other claims and counterclaims of the parties. In light of the order of the Hawaii Supreme Court, the parties filed legal briefs before the trial court to have the court determine, among other things, whether a corrected judgment consistent with the jury verdict may be entered as of March 2, 2000 or a new judgment order is required. After hearing the arguments of the parties, on March 19, 2001, the trial court ruled that it will not enter a corrected judgment as of March 2, 2000 and that a new judgment order will be required. Oahu Sugar anticipates that the new judgment in proper form and consistent with the December 2, 1999 verdict will be submitted to the trial court for entry in the near future. After the entry of an appropriate judgment order, Oahu Sugar intends to pursue its remedies, including an appeal. Oahu Sugar continues to believe that it is entitled to affirmative relief on its complaint and that it has meritorious defenses to the counterclaim that it intends to pursue on appeal. The Company, however, can provide no assurances that it will be successful in obtaining affirmative relief or overturning the verdict against Oahu Sugar. This verdict, if upheld, could have a material adverse effect on the Oahu Sugar's financial condition.

     On or about December 15, 2000, Oahu Sugar and Amfac Property Development Corp. ("APDC"), among others, were named in a lawsuit entitled Walter Arakaki and Steve Swift v. Oahu Sugar Company, Limited et al., Civil No. 00-1-3817-12, and filed in the Circuit Court of the First Circuit of Hawaii. In the complaint, as amended, plaintiffs seek a declaration that certain conveyances of real estate made by Oahu Sugar or APDC, since December 1996, were allegedly fraudulent transfers made in violation of the common law, the Hawaii fraudulent transfer act, and rights which they claim arose in connection with the claims they filed in Oahu Sugar v. Walter Arakaki and Steve Swift, Case No. 96-3880-09, discussed above. Plaintiffs seek, among other things, injunctive and declaratory relief, compensatory damages, punitive damages, orders of attachment against sales proceeds, voidance of certain transfers, foreclosure and other remedies in connection with various transfers of real estate made by Oahu Sugar to APDC, the Young Men's Christian Association of Honolulu ("YMCA"), and the Filipino Community Center, Inc. ("FCC"), among others, all over the years 1996-2000.

The YMCA and FCC have also been named defendants in this action and have filed cross-claims for relief against Oahu Sugar and APDC for alleged breach of warranty of title, indemnity and contribution in connection with their respective transactions, and seeking, among other things, damages, attorneys' fees, costs, and prejudgment interest. Oahu Sugar and APDC have filed answers to the compliant, as amended, and the cross-claims. Oahu Sugar and APDC believe they have meritorious defenses and intend to pursue their defenses vigorously. However, there can be no assurances that this case, when once adjudicated, will not have a material adverse effect on the financial condition of Oahu Sugar or APDC.

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

     On September 30, 1999, Oahu Sugar was one of several defendants named in a lawsuit entitled, City and County of Honolulu v. Leppert, et al.
Civil No. CV 99 00670 ACK-FIY, and filed in the federal court, District of Hawaii. The plaintiff asserts several causes of action including actions for (1) clean-up and other response costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"); (2) owner/operator liability, contribution and indemnity under Hawaii statutory law; (3) strict liability for ultrahazardous activity; and (4) negligence. Plaintiff alleges that defendant Oahu Sugar previously operated a sugar mill on property currently owned by plaintiff, and used pesticides, herbicides, fumigants, petroleum products and by-products and other hazardous chemicals which were allegedly released into the soil and/or groundwater at the subject property. Plaintiff seeks recovery of response costs it has incurred and to be incurred, a declaration of the rights and liabilities for past and any future claims, damages for lost property value, technical consulting and legal costs in investigating the property, increased construction costs, and attorneys' fees and costs. Two of the other defendants, Clinton Churchill and David Heenan, as trustees under the will and estate of James Campbell ("Campbell Estate"), have filed a third party complaint, as amended, seeking indemnity and contribution from Oahu Sugar arising from, among other things, a lease between Oahu Sugar and Campbell Estate concerning the land which is allegedly contaminated. The Campbell Estate has also filed a third party compliant, as amended, against Northbrook Corporation ("Northbrook") seeking a defense and indemnity. Campbell Estate, Oahu Sugar, and Northbrook filed cross motions for summary judgment on the third party complaints. On October 27, 2000, the court ruled that Oahu Sugar, under its 1970 amendment of lease with Campbell Estate, and Northbrook, under its guaranty of the lease, have an obligation to defend and indemnify the Campbell Estate for any environmental liability under specified federal and state environmental law, negligence and strict liability for ultrahazardous activity, assessed against Campbell Estate as owner of the subject property due to actions taken by Oahu Sugar on the property from 1970 forward, only, and not for activities occurring before 1970. The court also ruled that Campbell Estate is entitled to recover its attorneys' fees, costs, and expenses incurred in establishing its right to indemnity. On November 6, 2000, Campbell Estate filed a motion for reconsideration to have the trial court reconsider that portion of its ruling that relieves Oahu Sugar and Northbrook of the obligation to indemnify Campbell Estate for the failure to eliminate and cleanup the alleged contamination to the extent that it occurred prior to 1970. On or about December 15, 2000, the trial court denied the motion for reconsideration and the Campbell Estate is seeking to appeal the trial court's order. The plaintiff on one hand and the Campbell Estate and Oahu Sugar on the other filed cross motions for partial summary judgment. The arguments on these motions are scheduled for early April 2001. Trial of this matter is currently scheduled for September 2001. Oahu Sugar intends to vigorously defend itself.

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

     Oahu Sugar is substantially without assets to satisfy any judgments in these actions. However, the liability, if any, of Oahu Sugar in these asbestos matters should not extend to AHI and its other subsidiaries.

     On or about February 23, 2001 Kekaha Sugar Co., Ltd. received a letter from the Hawaii Department of Health ("HDOH") assigning the Kekaha Sugar Co., Ltd. site a high priority status based on HDOH's review of available environmental data. In the letter, HDOH identified five major areas of potential environmental concern including the former wood treatment plant, the herbicide mixing plant, the seed dipping plant, the settling pond, and the Kekaha Sugar Mill. While setting forth specific concerns, the HDOH reserved the right to designate still further areas of potential concern which might require further investigation and possible remediation. HDOH further reserved the right to modify its prioritization of the site should conditions warrant. The assignment of the high priority status will likely result in a high degree of oversight by the HDOH as the issues raised are studied and addressed. Kekaha Sugar Co., Ltd. will respond to the letter. Kekaha Sugar Co., Ltd. is substantially without assets and further pursuit of this matter by HDOH could have a materially adverse effect on the financial condition of Kekaha Sugar Co., Ltd.

     On or about February 23, 2001, Lihue Plantation Co., Ltd. received a similar letter from the HDOH assigning the Lihue Plantation Co., Ltd. site a high priority status based on HDOH's review of available environmental data. In the letter, HDOH identified four major areas of potential environmental concerning including the Lihue herbicide mixing plant, the seed dipping plant, the settling pond and the Lihue Sugar Mill. While setting forth specific concerns, the HDOH reserved the right to designate still further areas of potential concern which might require further investigation and possible remediation. HDOH further reserved the right to modify its prioritization of the site should conditions warrant. As noted above, the high priority assignment will likely result in a high degree of oversight by the HDOH as the issues raised are studied and addressed.

     APDC has submitted a proposal to the HDOH to treat chlorinated solvents which have been discovered in the groundwater at the former Oahu Sugar Waipahu Sugar Mill site. The contamination does not appear in high concentrations, but nevertheless will likely require some form of remediation. APDC has recommended to HDOH a process of remediation that will use hydrogen releasing compounds to consume and destroy the contamination in the known areas of contamination. At this point, APDC is unable to identify with certainty the treatment options that will be approved by HDOH or the cost of same.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 1999 and 2000.

                                   PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND
         RELATED SECURITY HOLDER MATTERS

     The Company is wholly-owned by Northbrook. There is no public market for the Company's membership interest.


ITEM 6. SELECTED FINANCIAL DATA

                              AMFAC HAWAII, LLC
      For the years ended December 31, 2000, 1999, 1998, 1997 and 1996
                           (Dollars in Thousands)

                       2000       1999       1998       1997       1996
                     --------   --------   --------   --------   --------
Total revenues
 (c) . . . . . . .   $ 75,208     67,872     99,654     86,383     97,406
                     ========   ========   ========   ========   ========
Net income
 (loss) (d). . . .   $(51,799)   (19,873)   (41,735)   (25,572)   (34,166)
                     ========   ========   ========   ========   ========
Net income
 (loss) per
 share (b)

Total assets . . .   $252,287    359,694    431,080    464,245    483,605
                     ========   ========   ========   ========   ========
Amounts due
 affiliates -
 Senior debt
 financing . . . .   $192,555    172,965    110,325    125,290    103,579
                     ========   ========   ========   ========   ========
Certificate of
 Land Apprecia-
 tion Notes. . . .   $139,413    139,413    220,692    220,692    220,692
                     ========   ========   ========   ========   ========

      (a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing elsewhere in this annual report on Form 10-K.

      (b) The Company is a wholly-owned subsidiary of Northbrook; therefore, net loss per share is not presented.

      (c) Total revenues includes interest income of $85 in 2000, $785 in 1999, $976 in 1998, $386 in 1997 and $463 in 1996.

      (d) In 1999, the Company recognized an extraordinary gain from the extinguishment of debt of $11,265 (after reduction of income taxes of $7,203) which is reflected in 1999 net income (loss).

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     All references to "Notes" herein are to Notes to Consolidated Financial Statements contained in this report.

LIQUIDITY AND CAPITAL RESOURCES

     GENERAL.

     In addition to historical information, this Annual Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act 1995. These statements are based on management's current expectations about its businesses and the markets in which the Company operates. Such forward-looking statements are not guarantees of future performance and involve known and unknown risks, uncertainties or other factors which may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Actual operating results may be affected by various factors including, without limitation, changes in national and Hawaiian economic conditions, competitive market conditions, uncertainties and costs related to and the imposition of conditions on receipt of governmental approvals and costs of material and labor, all of which may cause such actual results to differ materially from what is expressed or forecast in this report.

     During the third quarter, management announced the shutdown of its remaining sugar plantations on Kauai. The decision was made as a result of significant losses incurred during 2000, and the expectation that such losses would continue for the foreseeable future. The losses resulted from a significant drop in the domestic price of raw sugar and lower sugar yields. The Company completed its final harvest of sugar cane in November 2000. As a consequence of the shutdown, the Company incurred significant employee and other closing costs in 2000. The Company estimated the pricing for the possible sale or lease of the field and equipment, negotiated the majority of the employee termination costs and substantially completed the negotiations with the local utility company (and expects no significant future costs related to the power sale agreement).

     The Company faces large contingent cash expenditures for (i) the cost of the litigation and environmental matters described in Item 3. "Legal Proceedings" and (ii) the cost of environmental clean up relating to the land and mill sites associated with Oahu, Kekaha, Lihue and Pioneer Mill plantations and buildings which could be significant but are presently not determinable. It is difficult to predict the ultimate outcome of these various contingencies, any of which could have a material adverse effect on the financial condition of the Company.

     The Company continues to face a severe liquidity shortage. The Company sold a portion of its North Beach property on Maui in the fourth quarter of 2000, a parcel on Maui near Lahaina in the first quarter of 2001, and a parcel in Hanamaulu, Kauai, also in the first quarter of 2001. However, the Company believes that, in the absence of additional land sales, additional senior debt borrowings from Northbrook or its affiliates will be necessary to meet its COLA related obligations and its short-term and long-term liquidity needs.

     As reflected in the Company's December 31, 2000, balance sheet, approximately $187,095 of Senior Debt owed to affiliates of the Company is categorized as a current liability. The classification as a current liability results from defaults that occurred under such Senior Debt due to actions taken by ERS to realize upon indebtedness owed to it by APIC, and due to the adverse verdict in the Oahu Sugar V. Arakaki and Swift lawsuit described under Item 3. "Legal Proceedings". Under the Restructuring Agreement, effective as of December 29, 2000, among the Company, certain of the Company's subsidiaries and certain holders of Senior Debt affiliated with Northbrook, the parties have agreed that the defaults described above shall continue but that the Senior Debt holders will not exercise their remedies against the Company and its subsidiaries based upon those defaults until either ERS obtains a judgment against or attempts to exercise remedies against APIC or its assets or unless necessary to protect their superior rights under the Senior Debt against the plaintiffs in the Swift/Arakaki lawsuit. There can be no assurance that the Senior Debt holders will not accelerate the Senior Debt, either because of actions by ERS or the opponents in the Swift/Arakaki lawsuit or because of additional defaults arising under the Senior Debt.

     In the absence of additional land and business sales or financing from third parties (which has generally not been obtainable), the Company believes that additional Senior Debt borrowings from Northbrook or its affiliates will be necessary to meet its short-term and long-term liquidity needs. Northbrook and its affiliates have made such borrowings available to the Company in the past (but are under no obligation to do so in the future). In addition, there is no assurance that Northbrook or its affiliates will have the financial capability or willingness to made such funds available to the Company in the future. During the year ended December 31, 2000, the Company borrowed approximately $5.6 million from Northbrook for the Mandatory Base Interest payments related to the COLAs due in 2000. During the year ended December 31, 2000, the Company borrowed an additional $4.3 million from Northbrook to fund capitalizable property development and agriculture disbursements. The borrowings were repaid with interest in January 2001. To the extent that Northbrook or its affiliates made such borrowings available to the Company during 2000, any such borrowings were required to be (i) to be "Senior Indebtedness" (as defined in the Indenture), (ii) to accrue interest at the rate of prime plus 1%, and (iii) to have principal and interest fully repayable by February 28, 2001 (see Note 4 for a description of the amendments to such notes). Moreover, as a condition to the additional Senior Debt loans made by Northbrook and its affiliates commencing in 1999, the Company has agreed to make all of the remaining unencumbered real and personal property assets of the Company security for all of the Senior Debt held by Northbrook and its affiliates. All such Senior Debt, which as of December 31, 2000 had an outstanding balance of principal and accrued interest of approximately $192.6 million, is senior in priority to the COLA's and is guaranteed by each of the Registrants except Waikele Golf Club, Inc.

     In recent years, the Company has funded its significant cash requirements primarily through Senior Debt borrowings from Northbrook and its affiliates and from revenues generated by the development and sale of its properties. Significant short-term cash requirements relate to the funding of agricultural deficits including shut down costs related to the Lihue and Kekahu sugar plantations, interest expenses and overhead expenses. At December 31, 2000, the Company had unrestricted cash and cash equivalents of approximately $9.7 million. Such funds were used to pay down certain Senior Debt advances in January 2001. The Company intends to use its cash reserves to meet its short-term liquidity requirements including its anticipated expenditures for project costs. However, there can be no assurance that new financings can be obtained or property sales completed if the current cash reserves fall short of the Company's short-term liquidity needs.

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

     The Company has listed for sale the bulk of its remaining land holdings on Kauai, which aggregate approximately 18,000 acres. Management is exploring the possible sale of other parcels on Maui and Oahu with prospects that the Company has identified through its own extensive network of contacts in the real estate business. Additionally, it is well known throughout the real estate industry in Hawaii that the Company has been aggressively marketing and selling land and, thus, management receives a significant number of direct inquiries from brokers and prospective purchasers. From time to time certain of the Company's lands are under contract for sale. However, the contracts typically have due diligence investigation periods which allow the prospective purchasers to terminate the agreements. There can be no assurance that any signed contracts for sale will in fact close under the original terms and conditions or any other terms or that the Company will be successful in selling the land at an acceptable price.

     During 2000, the Company generated $31.9 million from the sale of approximately 1,700 acres on Maui and Kauai. These sales include $19.5 million from the sale of Lot 1 at North Beach Makai (December 2000), $7.0 million from the sales of Parcel 16 and Parcel 19/20 at Kaanapali Golf Estates, $3.9 million from the sale of 1,600 acres of agriculture zoned land on Maui and $1.5 million from various other land sales.

     During 1999, the Company generated gross sale proceeds of $14.9 million from the sale of approximately 2,200 acres on Maui and Kauai, including the sale of Kapaa 1400 on Kauai for $4.4 million (November 1999) and the sale of a 17 acre parcel in Kaanapali Golf Estates on Maui for $4.5 million (October 1999).

     During 1998, the Company generated gross sale proceeds of $41.3 million of land sales, of which approximately $16 million came from the sale of the 6,700 acre Kealia parcel in June 1998. The Company received $5.6 million in cash at closing, $5.6 million from subsequent installment payments, and the remaining $4.8 million in March 1999. The sale of the 740-acre Olowalu parcel on Maui closed in September 1998 for a sales price of $9.6 million, paid in full at closing. In November 1998, the Company received approximately $7.7 million in cash from the sale of certain property at the former Oahu Sugar millsite. The Company used a portion of the proceeds to pay down $6 million on the Company's $10 million City Bank loan and received a one-year extension on the repayment of the $4 million remaining balance (as discussed below). Additionally in 1998, the Company generated approximately $4.1 million of lot sales at Kaanapali Golf Estates and approximately $3.0 million from the sales of primarily unentitled agricultural and conservation land parcels on Kauai and Hawaii.

     The Company's Property segment expended approximately $3.7 million, $3.7 million and $7.0 million in project costs during 2000, 1999 and 1998, respectively, and anticipates expending approximately $9.0 million in project costs during 2001. As of December 31, 2000, contractual commitments related to project costs totaled approximately $1.3 million. However, the Company also has made a number of commitments to fund certain infrastructure costs relating to the future construction of a new Lahaina/Kaanapali bypass highway on Maui, that could require additional significant expenditures in the longer term should such highway be built (see discussion of Maui Infrastructure Costs above).

     In December 1996, Amfac Property Development Corp. ("APDC"), a wholly-owned subsidiary of the Company, obtained a $10 million loan facility from City Bank. Prior to this time, APDC had obtained title to the mill site property from Oahu Sugar in order to facilitate its development of a subdivision. The loan is secured by a mortgage on property under development at the Oahu Sugar mill-site (the sugar plantation was closed in 1995), and is "Senior Indebtedness" (as defined in the Indenture). The loan originally was scheduled to mature on December 1, 1998. In November 1998, APDC sold certain mill-site property which served as collateral for the $10 million City Bank loan for an approximate sales price of $7.7 million in cash plus 2% of the gross sales price of subsequent parcel sales of all or any portion of the property by the purchaser. The bank required $6 million of the sales proceeds as a principal reduction on the loan in order to release the collateral. APDC received a one-year extension on the $4 million remaining balance of the loan which is secured by another parcel at the mill-site. The extended loan bore interest at the bank's base rate plus 1.25% and was scheduled to mature on December 1, 1999. APDC has reached an agreement with the bank for an additional one year extension on $3 million of the $4 million loan. APDC made a $1 million loan payment on December 2, 1999. The new extended loan bore interest at the bank's base rate (9.5% at December 31, 2000) plus 1.25% and matured on December 1, 2000. In January 2001, APDC reached an agreement with the Bank for an extension until December 1, 2001 with a principal payment of $.150 million upon execution of the agreement. The newly extended loan bears interest at the bank's base rate plus 2%. Upon maturity of the loan, it is not expected that APDC will have the funds necessary to pay the remaining balance of the loan without sale of the remaining millsite land. If such loan cannot be further extended, it would likely result in APDC no longer having an ownership interest in the property.

     In September 1998, the Company purchased Tobishima Pacific, Inc.'s ("TPI") 50% ownership interest in the 96-acre beachfront parcel (commonly referred to as Kaanapali North Beach) for $12.0 million. The Company paid $2.4 million in cash and signed a note for $9.6 million. The note is secured by a mortgage on the property and was in favor of TPI and is "Senior Indebtedness" (as defined in the Indenture). The note was payable in five annual installments in the principal amount of $1.9 million beginning in September 1999. The note bore interest of 8.5% and is payable quarterly. In January 1999, the Company paid TPI approximately $2.2 million on its note to release Lot #1 for the Kaanapali Ocean Resort and the new 10-acre public recreation area at North Beach and an additional $1.9 million in September 1999 as required under the terms of the note. In October 2000, an affiliate of Northbrook purchased the note for the outstanding principal and accrued interest aggregating approximately $5.6 million. The Company was negotiating to restructure the debt and the affiliate agreed to defer the amounts due under the note until the restructuring was complete. On December 29, 2000, the note was amended to require quarterly interest payments beginning March 31, 2001 and two scheduled principal payments of $2.7 each in September of 2002 and 2003 (see Note 4 for further description of such amendment).

     Under a December 29, 2000, Restructuring Agreement, the Company and certain of its subsidiaries agreed to terminate their prior tax agreement so that the Company and its subsidiaries would be responsible for paying their own income taxes on taxable income generated in 2001 and thereafter. The Company and subsidiaries also agreed to make prepayments of certain amounts on the Senior Debt notes of net property sale proceeds remaining after providing reserves for anticipated cash needs for the 12 months following the property sales. The Company and subsidiaries further agreed to provide additional security for the Senior Debt. In exchange, the Senior Debt holders agreed to release their liens on Company and subsidiary properties to effectuate sales of properties, provided that there is no default on the Senior Debt and provided that the sale realizes fair value. The Senior Debt holders further agreed to modify for the Company's and the subsidiaries' benefit the repayment provisions on some of the Senior Debt. (See Note 4 for a further description of the Senior Debt.) The Senior Debt holders also agreed to contribute to the Company's capital Senior Debt in the amount of $15 million immediately and agreed to contribute an additional $25 million of Senior Debt on December 31, 2006, if the new tax agreement remains in effect at that time. Finally, the Senior Debt holders agreed to contribute certain other amounts to the Company to fund a significant portion of the costs associated with the shutdown of the Lihue and Kekaha sugar operations, as described below.

    Pursuant to the terms of the Restructuring Agreement, Northbrook agreed that it would cause the Northbrook sponsored pension plan to distribute amounts to fund certain of the Company's costs related to employee termination that resulted from the shutdown of the remaining sugar plantations on Kauai. Approximately $5.5 million of such costs were paid in 2000 and contributed to capital by Northbrook. An additional $4.2 million of anticipated costs has been reflected as a liability in the accompanying December 31, 2000 financial statements and will be contributed to capital when the amounts are paid. The Restructuring Agreement also required the Company to put aside $8 million as restricted cash for the purpose, among other things, of meeting certain liabilities.

     Lihue Plantation on Kauai suffered a breakdown of its power-generating turbine in February 2000. The turbine repair costs were covered by insurance (net of a $.5 million policy deductible) and the Company believes that the lost profits are also covered by insurance (although there can be no assurance that all of the lost profits will be so covered). Lihue Plantation has completed the repair of the turbine and has incurred expenditures of approximately $2.1 million in connection with the turbine repair and certain other related expenditures. As of December 31, 2000, Lihue Plantation has received $1.9 million in advances against the claim from the insurance carriers.

2000 COMPARED TO 1999

     During 2000, cash decreased $.3 million from December 31, 1999. Net cash used in operating activities of $9.5 million and investing activities of $5.0 million was partially offset by cash provided by financing activities of $14.2 million.

     During 2000, net cash flow used in operating activities was $9.5 million, as compared to $4.5 million net cash flow provided by operations in 1999. The $13.5 million decrease in net cash flow provided by operations was due primarily to (i) the increase in the operating loss after adjustments for noncash items of $29.6 million in 2000 compared to $18.4 million in 1999 primarily due to the $10.8 million increase in agriculture operating loss primarily the result of losses incurred related to sugar operations, (ii) an increase of $7.8 million in restricted cash in 2000 compared to a decrease of $1.0 million in 1999, (iii) a decrease in receivables of $.01 million compared to a decrease of $10.3 million in 1999 (1999 receivables activity discussed below) and (iv) partially offset by a decrease in inventory balances of $29.5 million in 2000 compared to $13.9 million in 1999 primarily due to the increased volume of land sales and a decrease in agriculture inventory primarily the result of the shutdown of sugar operations on Kauai in 2000.

     During 2000, net cash flow used in investing activities was $5.0 million, as compared to $8 million provided in 1999. The $13.0 million increase in cash used in investing activities was due to (i) a decrease in cash provided from net property sales, disposal and retirements of $1.1 million in 2000 compared to $12.7 million in 1999 which included the stock sale of Kaanapali Water Company and the asset sale of WIC's Waiahole ditch in 1999 and (ii) an increase in other assets of $2.6 million in 2000 primarily due to expenditures related to future land sales compared to a decrease in other assets of $.1 million in 1999.

     During 2000, net cash flow provided by financing activities was $14.2 million, as compared to $27.2 million used in 1999. The $41.4 million increase in cash provided from financing activities was due to (i) $40.3 million used in 1999 to redeem the Class B COLAS on June 1, 1999, (ii) $6.7 million used in 1999 to decrease long-term debt compared to $.3 million in 2000 and (iii) $14.5 million in cash advances from affiliates in 2000 compared to $21.2 million in 1999.

1999 COMPARED TO 1998

     During 1999, cash decreased by $14.6 million from December 31, 1998. Net cash provided by operating activities of $4.5 million and investing activities of $8.0, was offset by cash used in financing activities of $27.2 million.

     During 1999, net cash flow provided by operating activities was $4.5 million, as compared to $6.8 million in 1998. The $2.3 million decrease in cash flow provided by operating activities was due primarily to (i) a $13.9 million decrease in inventories during 1999 as compared to a decrease of $46.9 million during 1998 due to the decrease in the volume of land sales in 1999 and a decrease in agricultural inventories primarily as a result of the shutdown of sugar operations at the Maui plantation and a decrease in the acres planted at the Kauai plantations, (ii) a decrease of $2.2 million in amounts due to affiliates as result of repayments to an affiliate compared to a $1.6 million increase in 1998, (iii) a partial offset resulting from a $10.3 million decrease in receivables in 1999 related primarily to the collection of $7.6 million in receivables related to prior year land sales and a $2.4 million decrease in receivables related to sugar operations compared to the $6.5 million increase in receivables in 1998,
(iv) also partially offset by an increase in accrued expenses of $2.7 million as a result of provisions made for certain litigation matters offset in part by a decrease in the interest accrued on the COLA notes, and
(v) an $13.5 million decrease in the Company's net loss (after adjusting for items not requiring or providing cash) in 1999 as compared to 1998.

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

     COLA RELATED OBLIGATIONS. As of December 31, 1998, the Company redeemed the Class B COLAs that were "put" to a wholly-owned subsidiary of Northbrook for repurchase in partial consideration for (a) the agreements by the Company's affiliates, Fred Harvey Transportation Company ("Fred Harvey") and AF Investors, to defer until December 31, 2001 all interest accruing from January 1, 1998 through December 31, 2001 and relating to the approximately $99,595 of Senior Indebtedness of the Company then owing to Fred Harvey and the approximately $47.7 million of Senior Indebtedness of the Company then owing to AF Investors (see below); and (b) Northbrook's agreeing to cause approximately $55.1 million of the Company's indebtedness that was senior to the COLAs to be contributed to the capital of the Company. The redemption was completed on June 1, 1999. In connection with the foregoing deferral of interest and contribution of capital, the Company agreed to secure the Senior Debt held by Northbrook and its affiliates substantially all assets of the Company to the extent such security was requested by Northbrook and its affiliates and was permitted under any other secured debt of the Company held by third parties. In connection therewith, Northbrook and its affiliates have obtained, or are in the process of obtaining mortgages or other security interests in substantially all of the real and personal property of the Registrants other than the golf course properties. As a result of the contribution, in the Company's December 31, 1998 balance sheet, the "Amounts due to affiliates - Senior Debt financing" were decreased, and the Company's "Member's equity (deficit)" was increased, by approximately $55.1 million. The deferral of interest, together with this contribution to capital, were made as part of the Company's effort to alleviate significant liquidity constraints and continue to meet the Value Maintenance Ratio requirement under the Indenture. As discussed above, effective December 29, 2000, the Company entered into a restructuring agreement with the certain other parties, including the holders of the Senior Debt by which Northbrook made additional capital contributions to the Company to total approximately $25 million (including approximately $10.0 million related to employee termination costs) and agreed to contribute an additional portion of the Senior Debt to the Company, with a balance of principal and interest of $25 million as of such date, on December 31, 2006, so long as the new tax agreement entered into under the Restructuring Agreement is still in force.

     The COLAs were issued in units consisting of one Class A COLA and one Class B COLA. As of December 31, 2000, the Company had approximately 155,271 Class A COLAs and approximately 123,554 Class B COLAs outstanding, with a principal balance of approximately $78 million and $62 million, respectively. At December 31, 2000, the cumulative interest paid per Class A COLA and Class B COLA was approximately $245 and $245, respectively.

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

     The Class B COLA Redemption Offer terminated on April 15, 1999 in accordance with its terms and with the Indenture. Approximately 162,559 Class B COLAs were submitted for repurchase pursuant to the Class B Redemption Offer of which approximately 98,229 Class B COLAs were submitted for repurchase by persons unaffiliated with the Company and which required an aggregate cash payment by the Company of approximately $40.3 million on June 1, 1999. On June 1, 1999, the Company borrowed approximately $21.3 million from AF Investors to redeem a portion of the Class B COLAs pursuant to the Class B COLA Redemption Offer. Pursuant to the terms of the Indenture, such amount borrowed from AF Investors is Senior Indebtedness that matures on December 31, 2008 and bears interest at a rate per annum of prime (9.50% at December 31, 2000) plus 1% (see deferral of interest discussion - Note 4). Additional interest may be payable on such Senior Indebtedness upon its maturity based upon fair market value, if any, of the Company's equity at that time. AF Investors submitted approximately 64,330 of its 89,325 Class B COLAs for repurchase pursuant to the Class B Redemption Offer and AF Investors agreed to take back Senior Debt of the Company of approximately $26.4 million in lieu of cash. Such Senior Indebtedness matures on December 31, 2008 and bears interest at a rate per annum equal to the prime rate (9.50% at December 31, 2000) plus 1% (see deferral of interest discussion - Note 4). Additional interest may be payable on such Senior Indebtedness upon its maturity based upon the fair market value, if any, of the Company's equity at that time. AF Investors' Class B COLAs were contributed by Amfac Finance Limited Partnership ("Amfac Finance"), an Illinois Limited partnership and an affiliate of the Company, to AF Investors in December 1998.

     As a result of the Class B COLA repurchases, the Company retired approximately $81.3 million face value of COLA debt and correspondingly recognized a financial statement gain of approximately $14.6 million of which $8.8 million was attributable to the retirement of COLA debt held by persons unaffiliated with the Company. Such financial statement gain was reduced by applicable income taxes of approximately $7.2 million, the write-off of an applicable portion of deferred financing costs and other expenses of approximately $3.8 million increased by the reversal of previously accrued deferred contingent base interest of approximately $7.6 million resulting in a financial statement extraordinary gain of approxi-mately $11.3 million. The tax payable on the gain (approximately $2.0 million) related to the Class B COLAs which were submitted for repurchase by persons unaffiliated with the Company pursuant to the Class B COLA Redemption Offer is not indemnified under the tax agreement with Northbrook effective with respect to such year (see Note 1).

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

     As a result of the Class B and Class A/B Tender Offers, the Company recognized approximately $7.9 million and $14.3 million, respectively, of taxable gain in accordance with income tax regulations for certain transactions with affiliates. Such gain is treated as cancellation of indebtedness income for income tax purposes only and, accordingly, the income taxes related to the Class B Tender Offer (approximately $3.1 million) and Class A/B Tender Offer (approximately $5.7 million) were, or will be, indemnified by Northbrook through the tax agreement between Northbrook and the Company effective with respect to such year (see
Note 1).

     Subsequent to the completion of the Class B COLA Redemption Offer and the Class B and Class A/B Tender Offers, the Company has continued to experience significant operating losses, which have made it necessary for the Company to raise cash by selling certain land parcels and incurring in the interim additional Senior Debt made available by Northbrook. Such sales have been conducted during a period when local real estate markets were not strong and often the land sold was not entitled. Such factors have had a material adverse effect on the Company's liquidity and equity value. Even through the Restructuring Agreement discussed above provided the Company with cash flow relief and a reduction in the amount of Senior Debt outstanding, the holders of the COLAs and the Company's equity holders remain subordinated to a significant amount of indebtedness. Thus, there can be no assurance that in the event of a liquidation of the Company in the short term, such COLA holders and equity holders would realize proceeds from such a liquidation.

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

     The Company has decided to forego contracting for independent appraisals to determine the appraised value of substantially all of its assets as of December 31, 2000. Not obtaining appraisals, with the resultant inability to provide an Officers' Certificate determining the Value Maintenance Ratio, could become an event of default, as defined by the Indenture, should the holders of a majority of COLA principal notify the Trustee that such holders consider such non-compliance with the Indenture to be an event of default or should the Trustee declare an event of default. Should an event of default result, and if left uncured for a period of thirty days, the COLAs would become immediately due and payable. Such event would likely cause many of the Company's other obligations to go into default. Among other things, if the COLAs become immediately due and payable, all Senior Debt of Northbrook and its affiliates would become immediately due and payable.

     The Company uses the effective interest method and as such interest on the COLAs is accrued at the Mandatory Base Interest rate (4% per annum). The Company has not generated a sufficient level of Net Cash Flow to incur or pay Contingent Base Interest (interest in excess of 4%) on the COLAs (see Note 5) from 1990 through 2000. Contingent Base Interest through 2008 is due and payable only to the extent of Net Cash Flow. Net Cash Flow for any period is generally an amount equal to 90% of the Company's net cash revenues, proceeds and receipts after payment of cash expenditures, excluding federal and state income taxes and after the establishment by the Company of reserves. At December 31, 2008, certain levels of Contingent Base Interest may also be due and payable to the extent of Maturity Market Value. Maturity Market Value generally means 90% of the excess of the Fair Market Value of the Company's assets at maturity over its liabilities, including Qualified Allowance (described below), but only to the extent earned and payable from Net Cash Flow generated through maturity) at maturity. Approximately $91.9 million of cumulative deficiency of deferred Contingent Base Interest related to the period from August 31, 1989 (Final Issuance Date) through December 31, 2000 has not been accrued in the accompanying consolidated financial statements as the Company believes that it is not probable at this time that a sufficient level of Net Cash Flow will be generated in the future or that there will be sufficient Maturity Market Value as of December 31, 2008 (the COLA maturity date) to pay any such unaccrued deferred Contingent Base Interest. The following table is a summary of Mandatory Base Interest and deferred Contingent Base Interest (i.e. not currently due and payable) for the years ended December 31, 2000, 1999 and 1998 (dollars are in millions):

                                                2000      1999      1998
                                               ------    ------    ------

Mandatory Base Interest paid . . . . . . .     $  5.6       7.2       8.8
Contingent Base Interest due and paid. . .        --        --        --
Cumulative deferred Contingent Base
  Interest . . . . . . . . . . . . . . . .     $ 91.9      83.5     120.7

Net Cash Flow was $0 for 2000, 1999 and 1998.

     Cumulative deferred Contingent Base Interest as discussed above is calculated based upon the face amount of Class A and Class B COLAs outstanding. The face amount of COLAs outstanding decreased to approximately $139.4 million at December 31, 1999 from approximately $220.7 million at December 31, 1998 resulting from the retirement of approximately $81.3 million face of COLAs pursuant to the Class B COLA Redemption Offer discussed below, and accordingly, the Cumulative deferred Contingent Base Interest decreased from $120.7 million at December 31, 1998 to $83.5 million at December 31, 1999.

     With respect to any calendar year, JMB Realty Corporation ("JMB"), an affiliate of the Company, or its affiliates may receive a Qualified Allowance in an amount equal to 1.5% per annum of the Fair Market Value of the gross assets of the Company (other than cash and cash equivalents and certain other types of assets as provided for in the Indenture) for providing certain advisory services to the Company. The aforementioned advisory services, which are provided pursuant to a 30-year Services Agreement entered into between the Company and JMB in November 1988, include making recommendations in the following areas: (i) the construction and development of real property; (ii) land use and zoning changes; (iii) the timing and pricing of properties to be sold; (iv) the timing, type and amount of financing to be incurred; (v) the agricultural business; and (vi) the uses (agricultural, residential, recreational or commercial) for the land. For the years 1999, 2000 and 2001, JMB has agreed that the amount of the Qualified Allowance to be calculated shall not exceed the lesser of the amount described in the preceding sentence and $5 million. As the Fair Market Value was not determined as of December 31, 2000, no Qualified Allowance is considered to result for 2000 unless and until such amount may be determined in the future. However, the Qualified Allowance shall be earned and paid for any year prior to maturity of the COLAs only if the Company generates sufficient Net Cash Flow to pay Base Interest for such year in an amount equal to 8%. Any portion of the Qualified Allowance not paid for any year shall cumulate without interest and JMB or its affiliates shall be paid such deferred amount in succeeding years, only after the payment of all Contingent Base Interest for such succeeding year and then, only to the extent that Net Cash Flow exceeds levels specified in the Indenture.

     A Qualified Allowance for 1989 of approximately $6.2 million was paid on February 28, 1990. Approximately $79.1 million of Qualified Allowance related to the period from January 1, 1990 through December 31, 2000 has not been earned and paid, and is payable only to the extent that future Net Cash Flow is sufficient. Accordingly, because the Company does not believe it is probable at this time that a sufficient level of Net Cash Flow will be generated in the future to pay the Qualified Allowance, the Company has not accrued for any Qualified Allowance payments in the accompanying consolidated financial statements. JMB has informed the Company that no incremental costs or expenses have been incurred relating to the provision of these advisory services. The Company believes that using an incremental cost methodology is reasonable. The following table is a summary of the Qualified Allowance for the years ended December 31, 2000, 1999 and 1998 (dollars are in millions):
                                               2000      1999       1998
                                              ------    ------     ------

Qualified Allowance calculated . . . . . .    $  --        5.0        9.8
Qualified Allowance paid . . . . . . . . .       --       --         --
Cumulative deficiency of
  Qualified Allowance at
  end of year. . . . . . . . . . . . . . .    $ 79.1      79.1       74.1

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

     Upon maturity, holders of COLAs will be entitled to receive the remaining outstanding principal balance of the COLAs plus unpaid Mandatory Base Interest plus additional interest equal to certain levels of unpaid Contingent Base Interest, to the extent of the Maturity Market Value of the Company's assets at maturity over its liabilities (including Qualified Allowance, but only to the extent earned and payable from Net Cash Flow generated through maturity) at maturity, which liabilities have been incurred in connection with its operations), plus 55% of the remaining Maturity Market Value. The Company does not anticipate that cash flow or market value levels will result in any amounts accruing to the benefit of the COLA holders, primarily as a result of the significant amount of Senior Indebtedness.


RESULTS OF OPERATIONS

GENERAL:

     AHI and its subsidiaries report its taxes as a part of the consolidated tax return for Northbrook. Through December 31, 2000, AHI and its subsidiaries had entered into a tax indemnification agreement with Northbrook, which indemnified AHI and its subsidiaries for all past, present and future federal and state income tax liabilities (other than income taxes which are directly attributable to cancellation of indebtedness income caused by the repurchase or redemption of securities as provided for in or contemplated by the Repurchase Agreement). For taxable years commencing in 2001 and thereafter, AHI and Northbrook entered into a tax sharing agreement in December 2000 effectively providing that AHI will be responsible for its federal and state income tax liability on its separate company taxable income.

     Current and deferred taxes have been allocated to the Company as if the Company were a separate taxpayer in accordance with the provisions of SFAS No. 109 - Accounting for Income Taxes. However, to the extent the tax indemnification agreement did not require the Company to actually pay income taxes, current taxes payable or receivable (excluding income taxes which are directly attributable to cancellation of indebtedness income caused by the repurchase or redemption of securities as provided for in or contemplated by the Repurchase Agreement) have been reflected through December 31, 2000 as deemed contributions to additional paid-in capital/member's equity (deficit) or distributions from related earnings (deficit)/member's equity (deficit) in the accompanying consolidated financial statements.

     SENIOR DEBT.  Interest expense increased for the year ended
December 31, 2000 as compared to the year ended December 31, 1999 due to an increased senior debt financing from affiliates balance attributable to new Senior Debt fundings and interest on deferred interest amounts. Interest expense decreased for the year ended December 31, 1999 as compared to the year ended December 31, 1998 due to Northbrook's contribution of senior debt to capital discussed above.

     The following table sets forth operating results by industry segment (see Note 12), for the years indicated (in 000's):

                                              2000      1999      1998
                                            --------  --------  --------
Agriculture Segment:
     Revenues. . . . . . . . . . . . . . .  $ 22,283    30,074    34,551
     Cost of sales . . . . . . . . . . . .    41,207    37,885    33,534
                                            --------   -------   -------
                                             (18,924)   (7,811)    1,017
  Operating Expenses:
     Reduction in carrying value of
       assets in sugar operations. . . . .   (22,000)    --        --
     Other . . . . . . . . . . . . . . . .    (3,501)   (4,160)   (5,066)
                                            --------   -------   -------

  Operating loss . . . . . . . . . . . . .   (44,425)  (11,971)   (4,049)
                                            --------  --------  --------
Golf Segment:
     Revenues. . . . . . . . . . . . . . .    14,990    14,832    14,485
     Cost of sales . . . . . . . . . . . .     9,177     8,867     9,911
                                            --------   -------   -------
                                               5,813     5,965     4,574
     Operating expenses. . . . . . . . . .    (1,929)   (1,926)   (1,861)
                                            --------   -------   -------
     Operating income. . . . . . . . . . .     3,884     4,039     2,713
                                            --------   -------   -------
Property Segment:
     Revenues. . . . . . . . . . . . . . .    37,850    22,181    49,642
     Cost of sales . . . . . . . . . . . .    33,209    17,221    57,657
                                            --------   -------   -------
                                               4,641     4,960    (8,015)
     Operating expenses:
       Reduction to carrying value of
         investments in real estate. . . .   (15,853)  (11,360)  (16,805)
       Other . . . . . . . . . . . . . . .    (6,076)   (5,761)   (7,290)
                                            --------   -------   -------
     Operating loss. . . . . . . . . . . .   (17,288)  (12,161)  (32,110)
                                            --------   -------   -------
Unallocated operating expenses
     (primarily overhead). . . . . . . . .    (1,557)   (1,760)   (2,349)
                                            --------   -------   -------
Total operating loss . . . . . . . . . . .  $(59,386)  (21,853)  (35,795)
                                            ========   =======   =======

     The variances in the above-noted results of operations for the Agriculture segment, Golf segment and the Property segment are discussed in the following sections.

AGRICULTURE SEGMENT:

     The Company's Agriculture segment has been responsible for activities related to the cultivation, processing and sale of sugar cane, coffee and diversified agriculture. Agriculture's revenues were primarily derived from the Company's sale of its raw sugar. Reference is made to the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the shutdown of the Company's remaining sugar operations on Kauai.

     As part of the Company's agriculture operations, the Company entered into commodities futures contracts and options in raw sugar as deemed appropriate to reduce the risk of future price fluctuations. These futures contracts and options were accounted for as hedges and, accordingly, gains and losses were deferred and recognized in cost of sales as part of the production cost. The Company closed all of its futures and options contracts prior to the end of 2000.

2000 COMPARED TO 1999

     During 2000 and 1999, agriculture revenues were $22.3 and $30.0 million, respectively.

     Agriculture revenues decreased in 2000 as compared to 1999 due to the decrease in tons of sugar sold of approximately 53,000, a 29% decrease over the same period in 1999. This decrease in tons is partially due to the shutdown of sugar operations at Pioneer Mill, which completed its final harvest in September 1999, the decrease in tons produced and the timing of sugar production deliveries. The average price per ton of sugar sold for 2000 of approximately $327 represents a 6% decrease over the average price during 1999. The Company harvested 9,402 and 14,579 acres during 2000 and 1999, respectively.

     Agriculture cost of sales increased in 2000 as compared to 1999 primarily due to employment related termination costs related to the shutdown of sugar operations on Kauai in 2000.

     The increase in the operating loss of $44.4 million during 2000 as compared to $12 million during 1999, is due primarily to a reduction in the carrying value of assets in sugar operations of $22 million and employment related termination costs of $10 million associated with the shutdown of sugar operations on Kauai in 2000. Additional factors attributed to the increase in the operating loss is the decrease in the average price of sugar sold and the decrease in tons of sugar sold and produced without a commensurate decrease in expenses.

1999 COMPARED TO 1998

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

GOLF SEGMENT:

     The Company's golf segment is responsible for the management and operation of the two Kaanapali Golf Courses in Kaanapali, Maui and the Waikele Golf Club on Oahu. As of December 31, 2000, the Company owns or has a minority interest investment in the three golf courses.

2000 COMPARED TO 1999

     Golf revenues were $15 million during 2000 compared to $14.8 million during 1999. Approximately 184,000 rounds of golf were played during 2000 compared to 187,000 rounds during 1999. Golf revenues increased slightly during 2000 over 1999 despite the decrease in rounds played, primarily due to an increase in the average rate per round of approximately 8%.

     Golf cost of sales were $9.2 million during 2000 compared to $8.9 million during 1999. Golf operating expenses of $1.9 million during 2000 and 1999, consisted primarily of depreciation expense.

     Golf operating income of $3.9 million during 2000 remained relatively unchanged from $4.0 million during 1999.

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

PROPERTY SEGMENT:

     The Company's Property segment is responsible for land planning and development activities; obtaining land use, zoning and other governmental approvals; and selling or financing developed and undeveloped land parcels.

2000 COMPARED TO 1999

     Revenues increased to $37.9 million during 2000 from $22.2 million during 1999 primarily due to an increase in revenues from land sales of $31.9 million during 2000 compared to $14.9 million during 1999. Land sales during 2000 included $19.5 million from the sale of Lot 1 at North Beach Makai on Maui, $7.0 million from the sales of Parcel 16 and Parcel 19/20 at Kaanapali Golf Estates, $3.9 million from the sale of 1,600 acres of agriculture zoned land on Maui and $1.5 million from various other land sales. Land sales during 1999 are discussed below.

     During 2000, property cost of sales were $33.2 million as compared to $17.2 million during 1999. The $16.0 million increase was due primarily to the increase in land sales discussed above.

     Property operating expenses were $6.1 million and $5.8 million for 2000 and 1999, respectively, and consisted primarily of employment costs and other general and administrative expenses.

     The Company reduced its carrying value in certain land parcels, primarily on the island of Kauai, by $15.9 million during 2000 compared to a valuation reduction of $11.4 million during 1999 for parcels on Oahu, Maui and Kauai. As a result, the Property operating loss increased to $17.2 million during 2000 compared to $12.2 million in 1999.

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



ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company manages its market risk by matching projected cash inflows from operating properties, financing activities, and investing activities with projected cash outflows to fund debt payments, capital expenditures and other cash requirements. The Company's primary risk exposure is to interest rate risk. The Company does not enter into financial instruments for trading purposes.

     The Company's long-term debt arrangements are both fixed and variable rate. Based upon the Company's indebtedness and interest rates at December 31, 2000, a 1% increase in market rates would decrease future earnings and cash flows by approximately $2.1 million. A 1% decrease in market rates would increase future earnings and cash flows by approximately $2.1 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                              AMFAC HAWAII, LLC

                                    INDEX


Report of Independent Auditors

Consolidated Balance Sheets, December 31, 2000 and 1999

Consolidated Statements of Operations for the years ended
  December 31, 2000, 1999 and 1998

Consolidated Statements of Member's Equity (Deficit) for the years ended December 31, 2000, 1999 and 1998

Consolidated Statements of Cash Flows for the years ended
  December 31, 2000, 1999 and 1998

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

                       REPORT OF INDEPENDENT AUDITORS



The Member
AMFAC HAWAII, LLC
(formerly Amfac/JMB Hawaii, L.L.C.)


     We have audited the accompanying consolidated balance sheets of Amfac Hawaii, LLC as of December 31, 2000 and 1999, and the related consolidated statements of operations, member's equity (deficit), and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item
8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amfac Hawaii, LLC at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in the accompanying consolidated financial statements, the Company has incurred recurring operating losses and has member's deficit of approximately $210 million at December 31, 2000. The Company continues to face a severe liquidity shortage and is subject to contingent cash expenditures, including environmental and other matters (see Note 10). These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters, including the need to complete additional land or business sales, are also described in Note 10. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.





                                                 ERNST & YOUNG LLP


Honolulu, Hawaii
March 30, 2001.

                              AMFAC HAWAII, LLC

                         Consolidated Balance Sheets

                         December 31, 2000 and 1999

                           (Dollars in Thousands)

                                 A s s e t s
                                 -----------
                                                      2000        1999
                                                    --------    --------
Current assets:
  Cash and cash equivalents. . . . . . . . . . .    $  9,660       9,977
  Receivables - net. . . . . . . . . . . . . . .       2,648       2,905
  Inventories. . . . . . . . . . . . . . . . . .      47,177      31,741
  Prepaid expenses . . . . . . . . . . . . . . .         120       1,623
  Escrow deposits and restricted funds . . . . .       8,784         954
                                                    --------    --------
        Total current assets . . . . . . . . . .      68,389      47,200
                                                    --------    --------
Investments. . . . . . . . . . . . . . . . . . .       --             40
                                                    --------    --------
Property, plant and equipment:
  Land and land improvements . . . . . . . . . .     153,650     253,352
  Machinery and equipment. . . . . . . . . . . .      44,251      62,210
  Construction in progress . . . . . . . . . . .         469         488
                                                    --------    --------
                                                     198,370     316,050
  Less accumulated depreciation
    and amortization . . . . . . . . . . . . . .      47,282      44,896
                                                    --------    --------
                                                     151,088     271,154
Deferred expenses. . . . . . . . . . . . . . . .       5,299       6,384
Other assets . . . . . . . . . . . . . . . . . .      27,511      34,916
                                                    --------    --------
                                                    $252,287     359,694
                                                    ========    ========

                            L i a b i l i t i e s
                            ---------------------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . .    $  5,823       6,955
  Accrued expenses . . . . . . . . . . . . . . .      13,419       9,400
  Current portion of long-term debt. . . . . . .       3,286       5,184
  Current portion of deferred income taxes . . .       3,027       1,481
  Debt in default. . . . . . . . . . . . . . . .       --         73,004
  Amounts due to affiliates. . . . . . . . . . .      12,660      12,076
  Amounts due to affiliates - Senior Debt
    financing. . . . . . . . . . . . . . . . . .     187,095         832
                                                    --------    --------
        Total current liabilities. . . . . . . .     225,310     108,932
                                                    --------    --------
Amounts due to affiliates - Senior Debt
  financing. . . . . . . . . . . . . . . . . . .       5,460     172,133
Accumulated postretirement benefit obligation. .      41,433      47,775
Long-term debt . . . . . . . . . . . . . . . . .      23,735      27,557
Other long-term liabilities. . . . . . . . . . .      15,092      16,851
Deferred income taxes. . . . . . . . . . . . . .       4,174      52,550
Certificate of Land Appreciation Notes . . . . .     139,413     139,413
                                                    --------    --------
        Total liabilities. . . . . . . . . . . .     454,617     565,211
                                                    --------    --------

Commitments and contingencies (notes 3, 4, 5, 6, 7, 8, 9, and 10)

Investment in unconsolidated entity,
  at equity. . . . . . . . . . . . . . . . . . .       7,628       --

                              AMFAC HAWAII, LLC

              M e m b e r ' s   E q u i t y   ( D e f i c i t )
              -------------------------------------------------

                                                      2000        1999
                                                    --------    --------

Member's equity (deficit). . . . . . . . . . . .    (209,958)   (205,517)
                                                    --------    --------

        Total member's equity (deficit). . . . .    (209,958)   (205,517)
                                                    --------    --------

                                                    $252,287     359,694
                                                    ========    ========















































                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                              AMFAC HAWAII, LLC

                    Consolidated Statements of Operations

                Years ended December 31, 2000, 1999 and 1998
                           (Dollars in Thousands)


                                          2000        1999        1998
                                        --------    --------    --------
Revenues:
  Agriculture. . . . . . . . . . . .    $ 22,283      30,074      34,551
  Property . . . . . . . . . . . . .      37,850      22,181      49,642
  Golf . . . . . . . . . . . . . . .      14,990      14,832      14,485
                                        --------    --------    --------
                                          75,123      67,087      98,678
                                        --------    --------    --------
Cost of sales:
  Agriculture. . . . . . . . . . . .      41,207      37,885      33,534
  Property . . . . . . . . . . . . .      33,209      17,221      57,657
  Golf . . . . . . . . . . . . . . .       9,177       8,867       9,911
                                        --------    --------    --------
                                          83,593      63,973     101,102
Operating expenses:
  Selling, general and
    administrative . . . . . . . . .       8,470       7,951       9,994
  Depreciation and amortization. . .       4,593       5,656       6,572
  Reduction to carrying value of
    long-lived assets. . . . . . . .      37,853      11,360      16,805
                                        --------    --------    --------
        Total costs and expenses . .     134,509      88,940     134,473
                                        --------    --------    --------
        Operating loss . . . . . . .     (59,386)    (21,853)    (35,795)
                                        --------    --------    --------
Non-operating income (expenses):
  Amortization of deferred costs . .      (1,120)     (1,029)     (1,238)
  Interest income. . . . . . . . . .          85         785         976
  Interest expense . . . . . . . . .     (35,086)    (29,089)    (33,437)
                                        --------    --------    --------
                                         (36,121)    (29,333)    (33,699)
                                        --------    --------    --------

    Loss before taxes and
      extraordinary item . . . . . .     (95,507)    (51,186)    (69,494)
    Income tax benefit . . . . . . .     (43,708)    (20,048)    (27,759)
                                        --------    --------    --------

        Loss before extraordinary
          item . . . . . . . . . . .     (51,799)    (31,138)    (41,735)

    Extraordinary gain from
      extinguishment of debt
      (less applicable income
      taxes of $7,203) . . . . . . .       --         11,265       --
                                        --------    --------    --------

        Net loss . . . . . . . . . .    $(51,799)    (19,873)    (41,735)
                                        ========    ========    ========









                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                              AMFAC HAWAII, LLC

            Consolidated Statements of Member's Equity (Deficit)

                Years ended December 31, 2000, 1999 and 1998

                           (Dollars in Thousands)

                                                        Total
                                                        Stock-      Total
                                           Retained    holder's    Member's
                    Common       Paid-In   Earnings     Equity      Equity
                    Stock        Capital   (Deficit)   (Deficit)   (Deficit)
                    ------       -------   ---------   ---------   ---------
Balance,
 December 31,
 1997. . . . . .   $      1      14,384    (205,274)   (190,889)      --

Conversion to
 limited
 liability
 Company . . . .         (1)    (14,384)    205,274     190,889    (190,889)
Net loss . . . .       --         --          --          --        (41,735)
Capital distri-
 bution - current
 income taxes
 (note 11) . . .       --         --          --          --           (335)
Contribution of
 certain senior
 debt financing.       --         --          --          --         55,148
                   --------    --------    --------    --------   ---------
Balance,
 December 31,
 1998. . . . . .       --         --          --          --       (177,811)

Net loss . . . .       --         --          --          --        (19,873)
Capital distri-
 bution - current
 income taxes
 (note 11) . . .       --         --          --          --         (7,833)
                   --------    --------    --------    --------   ---------
Balance,
 December 31,
 1999. . . . . .       --         --          --          --       (205,517)

Net loss . . . .       --         --          --          --        (51,799)
Capital distri-
 bution - current
 income taxes
 (note 11) . . .       --         --          --          --        (11,754)
Contribution of
 certain senior
 debt financ-
 ing (notes 4
 and 9). . . . .      --          --          --          --         15,000
Contribution of
 employee costs
 (note 9). . . .      --          --          --          --          5,454
Spinoff of
 subsidiary
 (note 3). . . .      --          --          --          --         38,658
                   --------    --------    --------    --------   ---------
Balance,
 December 31,
 2000. . . . . .   $   --         --          --          --       (209,958)
                   ========    ========    ========    ========   =========

                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                              AMFAC HAWAII, LLC

                    Consolidated Statements of Cash Flows

                Years ended December 31, 2000, 1999 and 1998

                           (Dollars in Thousands)


                                          2000        1999        1998
                                        --------    --------    --------
Cash flows from operating activities:
  Net income (loss). . . . . . . . .    $(51,799)    (19,873)    (41,735)
  Items not requiring (providing) cash:
    Depreciation and amortization. .       4,593       5,656       6,572
    Amortization of deferred costs .       1,120       1,029       1,238
    Equity in earnings of
      investments. . . . . . . . . .          40       --             81
    Income tax benefit . . . . . . .     (43,708)    (12,845)    (27,759)
    Extraordinary gain from
      extinguishment of debt . . . .       --        (18,468)      --
    Reduction to carrying value of
     long-lived assets . . . . . . .      37,853      11,360      16,805
    Deferred interest. . . . . . . .       2,318         607         794
    Interest on advances from
      affiliates . . . . . . . . . .      19,937      14,115      15,355
    Other long-term liabilities. . .       --          --         (3,288)
  Changes in:
    Restricted cash. . . . . . . . .      (7,830)        969         144
    Decrease in cash related to
      deconsolidated subsidiary. . .        (155)      --          --
    Receivables - net. . . . . . . .          10      10,343      (6,505)
    Inventories. . . . . . . . . . .      29,567      13,853      46,879
    Prepaid expenses . . . . . . . .         134         425         600
    Accounts payable . . . . . . . .        (649)        182         484
    Accrued expenses . . . . . . . .       4,494       2,727      (1,102)
    Amounts due to affiliates. . . .       1,100      (2,243)      1,591
    Other long-term liabilities. . .      (6,554)     (3,319)     (3,386)
                                        --------    --------    --------
        Net cash provided by
          (used in) operating
          activities . . . . . . . .      (9,529)      4,518       6,768
                                        --------    --------    --------
Cash flows from investing activities:
  Property additions . . . . . . . .      (3,010)     (3,054)    (17,596)
  Property sales, disposals and
    retirements - net. . . . . . . .       1,061      12,671         514
  Other assets . . . . . . . . . . .      (2,588)         59       2,031
  Other long-term liabilities. . . .        (472)     (1,670)       (798)
                                        --------    --------    --------
        Net cash provided by
          (used in) investing
          activities . . . . . . . .      (5,009)      8,006     (15,849)
                                        --------    --------    --------
Cash flows from financing activities:
 Payment to redeem and purchase
  Certificate of Land
  Appreciation Notes (COLAs) . . . .       --        (40,274)      --
Deferred expenses. . . . . . . . . .         (42)        (90)        (43)
Current portion of long-term debt. .          22      (1,174)      --
Net amounts due to affiliates. . . .      14,523      21,318      24,828
Net (repayments) proceeds of
  long-term debt . . . . . . . . . .        (282)     (6,683)      1,851
Other costs related to extin-
  guishment of debt. . . . . . . . .       --           (247)      --
                                        --------    --------    --------

                              AMFAC HAWAII, LLC

                                          2000        1999        1998
                                        --------    --------    --------
        Net cash provided by
          (used in) financing
          activities . . . . . . . .      14,221     (27,150)     26,636
                                        --------    --------    --------
  Net increase (decrease) in cash
    and cash equivalents . . . . . .        (317)    (14,626)     17,555
  Cash and cash equivalents,
    beginning of year. . . . . . . .       9,977      24,603       7,048
                                        --------    --------    --------
  Cash and cash equivalents,
    end of year. . . . . . . . . . .    $  9,660       9,977      24,603
                                        ========    ========    ========
Supplemental disclosure of cash
 flow information:
  Cash paid for interest (net
   of amount capitalized). . . . . .    $ 12,553      14,974      17,436
                                        ========    ========    ========
  Schedule of non-cash investing
   and financing activities:
    Transfer of property actively
     held for sale to real estate
     inventories and accrued costs
     relating to real estate sales .    $ 45,003      15,824      15,180
                                        ========    ========    ========
    Activity due to spinoff of
     subsidiary:
      Reduction in current assets. .    $   (728)      --          --
      Reduction in property,
        plant & equipment. . . . . .     (45,557)      --          --
      Reduction in current
        liabilities. . . . . . . . .       1,952       --          --
      Reduction in debt in default .      75,322       --          --
      Reduction in deferred tax
        liability. . . . . . . . . .      14,876       --          --
      Reduction in other assets/
        liabilities. . . . . . . . .         421       --          --
      Establishment of investment
        in unconsolidated entity,
        at equity. . . . . . . . . .      (7,628)      --          --
                                        --------    --------    --------
Net contribution to member's deficit    $ 38,658       --          --
                                        ========    ========    ========
  Contribution of Senior
    Debt Financing . . . . . . . . .    $ 15,000       --          --
                                        ========    ========    ========
  Contribution of amounts due to
    affiliates related to
    employee costs . . . . . . . . .    $  5,454       --          --
                                        ========    ========    ========

                              AMFAC HAWAII, LLC

                                          2000        1999        1998
                                        --------    --------    --------

Disposition of debt:
  Gain on extinguishment of debt . .    $  --         18,468       --
  Face value of debt extinguished. .       --        (81,279)      --
  Other costs related to
    extinguishment of debt . . . . .       --            247       --
  Issuance of Senior Debt to
    affiliate. . . . . . . . . . . .       --         26,375       --
  Write-off of Contingent Base
    Interest . . . . . . . . . . . .       --         (7,624)      --
  Write-off of deferred COLA
    costs. . . . . . . . . . . . . .       --          3,539       --
                                        --------    --------    --------
        Cash paid to redeem
          and purchase COLAs . . . .    $  --        (40,274)      --
                                        ========    ========    ========












































                 The accompanying notes are an integral part
                  of the consolidated financial statements.

                              AMFAC HAWAII, LLC

                 Notes to Consolidated Financial Statements

                           (Dollars in Thousands)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BASIS OF ACCOUNTING

     Amfac Hawaii, LLC ("AHI", and collectively with the Additional Registrants, as their respective interests may appear, the "Company") is a Hawaii limited liability company. AHI is wholly-owned by Northbrook Corporation, a Delaware corporation ("Northbrook"). AHI filed in March 2001 to change its name from Amfac/JMB Hawaii, L.L.C. to Amfac Hawaii LLC and expects the change to be finalized in the second quarter of 2001. The primary business activities of the Company are land development and sales, golf course management and agriculture. The Company owns, as of the date of this report, approximately 24,000 acres of land primarily located on the islands of Maui and Kauai in the State of Hawaii. Most of this land is held by the Company's wholly-owned subsidiaries. In addition to its owned lands, the Company leases approximately 4,000 acres of land that was primarily used in conjunction with its agricultural operations. The Company's operations are subject to significant government regulation.

     AHI is the successor to Amfac/JMB Hawaii, Inc. ("A/J Hawaii"). On March 3, 1998, A/J Hawaii was merged (the "Merger") with and into the Company pursuant to an Agreement and Plan of Merger dated February 27, 1998 (the "Merger Agreement") by and between A/J Hawaii and the Company (which was then named Amfac/JMB Mergerco, L.L.C.). The Merger was consummated to change AHI's form of entity from a corporation to a limited liability company. AHI was a nominally capitalized limited liability company which was formed on December 24, 1997, solely for the purpose of effecting the Merger. AHI succeeded to all the assets and liabilities of A/J Hawaii in accordance with the Hawaii Business Corporation Act and the Hawaii Uniform Limited Liability Company Act. In addition, AHI, A/J Hawaii, The First National Bank of Chicago (the "Trustee") and various guarantors entered into a Second Supplemental Indenture dated as of March 1, 1998, pursuant to which AHI expressly assumed all obligations of A/J Hawaii under the Indenture dated as of March 14, 1989, as amended (the "Indenture") by and among A/J Hawaii, the Trustee and the guarantors named therein and the holders of Certificates of Land Appreciation Notes due 2008 Class A (the "Class A COLAs") and the Certificates of Land Appreciation Notes Class B (the "Class B COLAs" and, collectively, with the Class A COLAs the "COLAs"). The Merger did not require the consent of the holders of the COLAs under the terms of the Indenture. AHI has succeeded to A/J Hawaii's reporting obligations under the Securities Exchange Act of 1934, as amended. Unless otherwise indicated, references to the Company prior to March 3, 1998 shall mean A/J Hawaii and A/J Hawaii's subsidiaries.

     AHI will continue until at least December 31, 2027, unless earlier dissolved. AHI's sole member (Northbrook) is not obligated for any debt, obligation or liability of the Company. However, AHI and certain additional subsidiaries are obligated to Northbrook and its affiliates for the repayment of substantial loans and advances made to them.

     The Company has three primary business segments. The agriculture segment ("Agriculture") is responsible for the Company's activities related to the cultivation and processing of sugar cane (the Company's remaining sugar plantations were shut down at the end of 2000) and other agricultural products. The real estate segment ("Property") is responsible for development and sales activities related to the Company's owned land, all of which is in the State of Hawaii. The golf segment ("Golf") is responsible for the management and operation of the Company's golf course facilities.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     Effective December 28, 2000, a subsidiary of Northbrook made a capital contribution in return for 83.33% of the shares of Amfac Property
Investment Corp. ("APIC"). Accordingly, the Company records its investment in APIC on the equity method of accounting as of December 31, 2000. (See note 3.)

     STATEMENT OF CASH FLOWS

     The Company's policy is to consider amounts held with original maturities of three months or less in U.S. government obligations, certificates of deposit and money market funds (approximately $8,550 and $9,000 at December 31, 2000 and 1999, respectively) as cash equivalents that are reflected at cost, which approximates market. In addition, restricted cash represents cash ($8,784 and $954 at December 31, 2000 and 1999, respectively), which was restricted primarily to fund, among other things, certain liabilities, and debt service on long-term debt (related to the acquisition of power generation equipment).

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Disclosures about Fair Value of Financial Instruments", requires entities to disclose the SFAS No. 107 value of certain on-and off-balance sheet financial instruments for which it is practicable to estimate. Value is defined in SFAS No. 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Company believes the carrying amounts of its financial instruments classified as current assets and liabilities (except for Senior Debt) in its balance sheet approximate SFAS No. 107 value due to the relatively short maturity of these instruments. The Company considers the disclosure of the SFAS 107 value of the loans secured by the golf courses and the Senior Debt to be impracticable. SFAS No. 107 states that quoted market prices are the best evidence of the SFAS No. 107 value of financial instruments, even for instruments traded only in thin markets. On March 15, 1999, pursuant to the indenture that governs the terms of the COLAs (the "Indenture"), the Company elected to exercise its right to redeem, and therefore was obligated to purchase, any and all Class B COLAs submitted pursuant to the Class B COLA Redemption Offer at a price of $.410 per Class B COLA (see note 5). The Class B COLA Redemption Offer expired on June 1, 1999. Since such expiration, the secondary market for COLAs has been extremely limited. Since June 1, 1999, a limited number of COLA units have been sold in transactions arranged by brokers for amounts ranging from approximately $.100 to $.350 per Class B COLA and from approximately $.270 to $.505 per combined Class A and Class B COLA. Based on the range of transactions since June 1, 1999 and the number of COLAs outstanding (with a per unit carrying value of $1.0 and a total carrying value of $139,413 at December 31, 2000 and 1999 in the accompanying consolidated financial statements), the implied SFAS No. 107 value of the COLAs would range from approximately $55,000 to $124,000. However, due to restrictions on prepayment and redemption as specified in the COLA Indenture, as well as the methodology used to determine such value, the Company does not believe that it would be able to refinance or repurchase all of its outstanding COLA units as of December 31, 2000 and 1999 at this value. Reference is made to note 5 for results of the Class B COLA Redemption.

INVENTORY CAPITALIZATION AND RECOGNITION OF REVENUE FROM THE SALE OF SUGAR

     The Company capitalizes all of the expenditures incurred in bringing crops to their existing condition and location. Such capitalized expenditures included those costs related to the planting, cultivation and growing of sugar cane formerly grown on the agricultural properties of the Company and other agricultural crops. Inventory reflected in the accompanying consolidated balance sheets at December 31, 2000 and 1999, which includes $2,287 and $6,308, respectively, related to agricultural operations, is not in excess of its estimated net realizable value. Reductions in the estimated net realizable value of unsold sugar are recognized when anticipated. In determining the net realizable value of unsold sugar, the price the Company uses is based upon the domestic price of sugar. The Company recognizes revenue and related cost of sales upon delivery of its raw sugar to the California and Hawaii Sugar Company ("C&H").

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

     As part of the Company's agriculture operations, the Company formerly entered into commodities futures contracts and options in sugar as deemed appropriate to reduce the risk of future price fluctuations in sugar. During 2000, the Company closed all of its futures and options contracts.

     INVESTMENTS

     Investments in certain partnerships and joint ventures, if any, over which the Company exercises significant influence are accounted for by the equity method. To the extent the Company engages in such activities as general partner, the Company is contingently liable for the obligations of its partnership and joint venture investments.

     LAND DEVELOPMENT

     Project costs associated with the acquisition, development and construction of real estate projects are capitalized and classified as construction in progress. Such capitalized costs are not in excess of the project's estimated fair value as reviewed periodically or as considered necessary. In addition, interest is capitalized to qualifying assets during the period that such assets are undergoing activities necessary to prepare them for their intended use. Such capitalized interest is charged to cost of sales as revenue from the real estate development is recognized. Interest costs of approximately $273, $1,010 and $766 have been capitalized for the years ended 2000, 1999 and 1998, respectively.

     Land actively held for sale and any related development costs transferred from construction in progress are reported as inventories in the accompanying consolidated balance sheets and are stated at the lower of cost or fair value less costs to sell.

     LONG-LIVED ASSETS

     In March 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Land held for sale of approximately $44,772 and $25,022 is included in inventory in the accompanying consolidated balance sheet at December 31, 2000 and 1999 and is carried at the lower of cost or fair value less cost to sell.

     During the fourth quarter of 2000 and 1999, the Company reduced the carrying value of certain land parcels which it expects to dispose of within the next year and recorded a $15,853 and $11,360 loss, respectively, to reflect the estimated market value of those parcels.

     In accordance with the provisions of the Indenture (as described in Note 5), appraisals were performed for certain assets of the Company as of December 31, 1998, which reflected a decline in value for certain properties. Certain of the assets appraised as of December 31, 1998 were properties that were either being actively marketed by the Company or properties which the Company intended to sell in the near future. Four of the land parcels expected to be disposed of by the Company within the following two years, having a cost basis of approximately $20,193, were estimated by the Company to have a total fair market value (less costs to sell) of approximately $13,188 as of December 31, 1998. Accordingly, the Company recorded a $7,005 loss in the fourth quarter of 1998 related to these properties. Additionally, the Company reduced its carrying value of one of its land parcels in the fourth quarter of 1998 by $9,800 to properly reflect the estimated market value of this land parcel.

     EFFECTIVE INTEREST

     For financial reporting purposes, the Company uses the effective interest rate method and accrued interest on the COLAs at 4% per annum ("Mandatory Base Interest") for the years ended December 31, 2000, 1999 and 1998.

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

     In the third quarter 2000, the Company reduced its carrying value of certain property, plant and equipment formerly used in its sugar operations and recorded a $22,000 loss to reflect the estimated market value of such assets.

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

     INCOME TAXES

     The Company and its subsidiaries report their taxes as part of the consolidated tax return of the Company's parent, Northbrook. Through December 31, 2000, AHI and its subsidiaries were parties to a tax indemnification agreement with Northbrook in which Northbrook indemnifies AHI and its subsidiaries for responsibility for all past, present and future federal and state income tax liabilities (other than income taxes which are directly attributable to cancellation of indebtedness income caused by the repurchase or redemption of securities as provided for in or contemplated by the Repurchase Agreement). For taxable years commencing in 2001 and thereafter, AHI and Northbrook entered into a tax sharing agreement in December 2000 effectively providing that AHI will be responsible for its federal and state income tax liability on its separate company taxable income.

     Northbrook's tax returns have been examined by the Internal Revenue Service (the "IRS") for the period 1992-1994, and deficiencies were proposed by the IRS. Northbrook and the IRS have settled all open tax issues related to the period 1992 through 1994, the result of which requires no expenditures by the Company. The Company's income tax benefit for the year ended December 31, 2000 includes the effects of such settlement on its liability for deferred income taxes. Northbrook's tax returns for the periods 1995-1997 are currently being examined. The statutes of limitations with respect to Northbrook's tax returns for the years 1995 through 1999 remain open. The Company is a subsidiary of Northbrook and accordingly is subject to tax liability exposure due to the several nature of the liability for the payment of taxes for entities filing consolidated tax returns.

     Current and deferred taxes have been allocated to the Company as if the Company were a separate taxpayer in accordance with the provisions of SFAS No. 109-Accounting for Income Taxes. However, to the extent the tax indemnification agreement for the period through December 31, 2000 does not require the Company to actually pay income taxes, current taxes payable or receivable have been reflected as deemed contributions to additional paid-in capital/member's equity (deficit) or distributions to retained earnings (deficit)/member's equity (deficit) in the accompanying consolidated financial statements.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

     RECLASSIFICATIONS

     Certain amounts in the December 31, 1998 and 1999 financial statements have been reclassified to conform to the December 31, 2000 presentation. Such reclassifications have not affected net loss or the deficiency in member's deficit.


(2)  ASSETS AND LIABILITIES INFORMATION
                                                      2000        1999
                                                    --------    --------
  Receivables - net:
    Trade accounts and notes
      (net of allowance) . . . . . . . . . . . .    $    539         864
    Sugar and molasses . . . . . . . . . . . . .         852         390
    Other. . . . . . . . . . . . . . . . . . . .       1,257       1,651
                                                    --------    --------
                                                    $  2,648       2,905
                                                    ========    ========

                                                      2000        1999
                                                    --------    --------
  Accrued expenses:
    Payroll and benefits . . . . . . . . . . . .    $  5,052       1,162
    Interest . . . . . . . . . . . . . . . . . .       2,060       1,905
    Other. . . . . . . . . . . . . . . . . . . .       6,307       6,333
                                                    --------    --------
                                                    $ 13,419       9,400
                                                    ========    ========


(3)  INVESTMENTS

     Effective December 28, 2000, AF Investors, LLC ("AF Investors"), a subsidiary of Northbrook, made a capital contribution to APIC in return for 83.33% of the shares of APIC. Immediately prior to AF Investors' capital contribution, APIC was a wholly-owned subsidiary of AHI. APIC owns and operates the Royal Kaanapali Golf Courses. APIC's principal assets and liabilities included the related Employees' Retirement System of the State of Hawaii ("ERS") debt of approximately $75,000, a deferred tax liability of approximately $15,000 and property, plant and equipment of approximately $45,000. AHI's 16.67% investment in APIC is recorded on the equity method of accounting as of December 31, 2000 and as a result, the assets and liabilities of APIC are no longer included in the consolidated balance sheet as of December 31, 2000. AHI's interest in APIC is reflected as of December 31, 2000 as Investment in unconsolidated entity, at equity. The net losses related to the golf course operations (including related interest charges) of $2,332, $2,577 and $3,917 for the years ended
December 31, 2000, 1999 and 1998, respectively, are included in the net loss in the consolidated statements of operations. In future periods, the ownership interest in APIC's operations will be reflected on the equity method of accounting. The Company recorded a non-cash contribution to member's deficit of approximately $39,000 in 2000 to reflect the change in accounting for the investment in APIC to the equity method.

     APIC's principal liability, the ERS loan, is secured by the two Kaanapali golf courses and is non-recourse as to principal payments. Due to insufficient cash flow generated by the two Kaanapali golf courses and because of disagreements with the lender over, among other things, lender's failure to grant required easements, the Company did not pay the required interest payments due in 2000 on the loan secured by these golf courses. The lender issued a default notice. Pursuant to an agreement between the lender and the Company, the Company paid approximately $3.8 million in September 2000 to the lender for a portion of the past due interest amounts and the lender had agreed to temporarily suspend its action to realize upon its security until March 26, 2001. This date has not been extended. Subsequent to September 2000 through the date of this report, additional payments aggregating approximately $1.7 million have been made to the lender. APIC is currently pursuing renegotiation of the loan. (See note 6).


(4)  AMOUNTS DUE AFFILIATES - SENIOR DEBT FINANCING

     Amounts due to affiliates - Senior Debt financing consisted of the following at December 31, 2000 and 1999:

                                                      2000        1999
                                                     -------     -------
Prime plus 2% promissory note; payable to
  Northbrook (as successor in interest
  to Fred Harvey); payable quarterly on
  the 15th day of February, May, August
  and November; interest deferred until
  December 31, 2006; outstanding principal
  and interest balance due February 17,
  2007 (see (a)) . . . . . . . . . . . . . . . .    $ 25,016       --

                                                      2000        1999
                                                     -------     -------
Prime plus 2% promissory note; payable to
  Fred Harvey; payable quarterly on the 15th
  day of February, May, August and November;
  interest deferred until December 31, 2002
  when one-third is due and payable with the
  remaining deferred interest is payable 50%
  on December 31, 2003 and 50% on December 31,
  2004; outstanding principal and interest
  balance due February 17, 2007 subject,
  under certain conditions, to earlier payment
  from proceeds of land sales (see (a)). . . . .      96,019       --

Prime plus 2% promissory note; payable to
  Fred Harvey; payable quarterly on the 15th
  day of February, May, August and November;
  interest deferred until December 31, 2001;
  outstanding principal and interest balance
  due February 17, 2007 (replaced in
  December 2000) (see (a)) . . . . . . . . . . .       --        121,775

Prime plus 1% promissory note; payable to
  AF Investors; payable quarterly on the 15th
  day of February, May, August and November;
  interest deferred until December 31, 2003;
  deferred interest payable 50% on
  December 31, 2003 and 50% on December 31,
  2004; outstanding principal and interest
  balance due December 31, 2008 (as amended
  December 29, 2000) subject, under certain
  conditions, to earlier payment from proceeds
  of land sales (see (b)). . . . . . . . . . . .      30,792      27,831

Prime plus 1% promissory note; payable to
  AF Investors; payable quarterly on the 15th
  day of February, May, August and November;
  interest deferred until December 31, 2003;
  deferred interest payable 50% on December 31,
  2003 and 50% on December 31, 2004; outstand-
  ing principal and interest balance due
  December 31, 2008 (as amended December 29,
  2000) subject, under certain conditions,
  to earlier payment from proceeds of land
  sales (see (b)). . . . . . . . . . . . . . . .      24,922      22,527

Prime plus 1% promissory note; payable to
  Northbrook; payable quarterly on the last
  day of February, May, August and November;
  outstanding principal and interest balance
  due February 28, 2001 subject, under
  certain conditions, to earlier payment
  from proceeds of land sales (as amended
  December 29, 2000); paid down to a zero
  balance in January 2001 (see (c)). . . . . . .       5,720       --

Prime plus 1% promissory note; payable to
  Northbrook; payable quarterly on the last
  day of February, May, August and November;
  outstanding principal and interest balance
  due on demand but not earlier than
  February 28, 2001 subject, under certain
  conditions, to earlier payment from
  proceeds of land sales (as amended
  December 29, 2000); paid down to a
  zero balance in January 2001 (see (c)) . . . .       4,386       --

                                                      2000        1999
                                                     -------     -------
8.5% promissory note: payable
  to NB Holdings - VI, Inc; interest only
  payable quarterly beginning March 31,
  2001; payable on demand, but if no
  demand previously given, then principal
  payments of $2,730 due September 2002
  and 2003 and any outstanding principal and
  interest due September 2003 (as amended
  December 29, 2000) (see (d)) . . . . . . . . .       5,700       --

Prime plus 3.5% promissory note; payable to
  AF Investors; payable quarterly; outstanding
  principal and interest balance due
  October 2, 2000; paid in full in October
  2000 (see (e)) . . . . . . . . . . . . . . . .       --            832
                                                    --------    --------
    Total Senior Debt. . . . . . . . . . . . . .     192,555     172,965

    Less current portion of Senior Debt. . . . .     187,095         832
                                                    --------    --------
    Total long-term Senior Debt. . . . . . . . .    $  5,460     172,133
                                                    ========    ========

     AHI has issued certain Certificate of Land Appreciation Notes due 2008 Class A (the "Class A COLAs") and Certificate of Land Appreciation Notes Class B (the "Class B COLAs", and, collectively with the Class A COLAs, the "COLAs") pursuant to an Indenture dated March 14, 1989 (the "Indenture") (see note 5). Under the Indenture, the Company is entitled to borrow certain amounts from affiliates and third parties that qualify as "Senior Indebtedness" under the Indenture and are senior in priority to the repayment of the COLAs. Such "Senior Indebtedness" that is due and owing to Northbrook and its affiliates from time to time is referred to in these notes as the "Senior Debt". Commencing in August 1989 and from time to time thereafter, Northbrook (or its predecessor in interest, Amfac, Inc.), and certain of its affiliates, have made Senior Debt advances to the Company.

     (a) In February 1997, the then outstanding balance of the Senior Debt, was consolidated under a single $104,759 ten year promissory note, payable to Northbrook. In addition, in February 1997, the Company borrowed additional amounts from Northbrook's affiliate Fred Harvey Transportation Company ("Fred Harvey") under a $30,000 revolving credit note. In 1998, the $104,759 note was replaced by two nine-year notes: (i) a $99,595 note, and (ii) a $15,000 note (with an initial balance of $7,920). The $99,595 note was transferred by Northbrook to Fred Harvey in 1998, and later in 1998, Fred Harvey sold the $30,000 note to Northbrook. These notes were payable interest only until maturity, had a maturity date of February 17, 2007 and accrued interest at the prime rate plus 2%.

     As of December 31, 1998, AHI agreed to exercise its option to redeem Class B COLAs that would be "put" to AMFAC/JMB Finance, Inc. ("AJF") for repurchase in partial consideration for (a) the agreement by Fred Harvey to defer until December 31, 2001 all interest accruing from January 1, 1998 through December 31, 2001 relating to the $99,595 note discussed above;
(b) the agreement of AF Investors, another affiliate of Northbrook, to accept Senior Debt in lieu of cash for those COLAs it held that it intended to put and to defer interest accruing on such Senior Debt and any other Senior Debt it may thereafter hold relative to the put of the COLAs in the same manner as the Fred Harvey Senior Debt (see below); and (c) Northbrook agreeing to cause approximately $55,148 of the Senior Debt that it held to be contributed to the capital of the Company (including the $15,000 note and $30,000 note, identified above, together with accrued interest thereon). In connection with the foregoing deferral of interest and contribution of capital, the Company agreed to provide Northbrook and its affiliates with security for the Senior Debt held by them. Such security consists of mortgages on real property owned by the Company, pledges of stock of AHI's direct and indirect subsidiaries, and security interests on such other unencumbered assets of the Company and its subsidiaries as Northbrook and its affiliates holding such Senior Debt may request. As of the date of this report, Northbrook and its affiliates hold mortgages on substantially all of the real property of the Company except for the existing golf course properties. The deferral of interest, together with this contribution to capital, were made as part of the Company's effort to alleviate significant liquidity constraints and continue to meet the Value Maintenance Ratio requirement under the Indenture.

     On December 29, 2000, the $99,595 note (which then had an outstanding balance of principal and interest of $135,959) was split into two notes:
(i) a note with an outstanding balance of principal and interest as of such date of $40,000 which was transferred to Northbrook and subsequently Northbrook contributed $15,000 to AHI's capital leaving an outstanding balance of principal and interest of $25,000, and (ii) a note with an outstanding balance of principal and interest of $95,959 which remains payable to Fred Harvey. These notes are payable interest only until maturity, have a maturity date of February 17, 2007, accrue interest at the prime rate (9.5% at December 31, 2000) plus 2%. The $25,000 note defers interest until December 31, 2006. The $95,959 note defers interest until December 31, 2002 at which time one-third of such deferred interest is due, with the remainder of previously deferred interest payable one-half on December 31, 2003, and one-half on December 31, 2004. Prepayment may be required of net property sale proceeds remaining after providing reserves for anticipated cash needs for the twelve months following the property sales.

     (b) In connection with the "put" discussed above, on May 25, 1999, the Company borrowed approximately $21,318 from AF Investors, to redeem a portion of the Class B COLAs pursuant to the Class B COLA Redemption Offer (see Note 5). Additionally, as of May 31, 1999, AF Investors submitted Class B COLAs pursuant to the Class B Redemption Offer and agreed to take back senior debt in the amount of $26,375 from the Company in lieu of cash.

Pursuant to the terms of the Indenture, such amounts borrowed from AF Investors constitute Senior Debt that matures on December 31, 2008 and bears interest at a rate per annum of prime (9.50% at December 31, 2000) plus 1%. Interest on such senior Debt was deferred through December 31, 2001, as discussed above. In December 2000, the Company and AF Investors modified the note to, among other things, defer interest through December 31, 2003, with one-half of such deferred interest payable on such date and the remainder payable on December 31, 2004. Prepayment may be required of net property sale proceeds remaining after providing reserves for anticipated cash needs for the twelve months following the property sales. Additional interest may be payable on such Senior Debt upon its maturity based upon fair market value, if any, of the Company's equity at that time.

     (c) In 2000, the Company borrowed approximately $5,576 from Northbrook for purposes of satisfying the Mandatory Base Interest payment related to the COLAs due in 2000. During 2000, the Company borrowed an additional $4,300 to fund certain capitalizable property development and agriculture disbursements. Such Senior Debt was originally scheduled to mature on December 31, 2000, but its maturity date was extended (in September 2000) to not earlier than February 28, 2001. It bears interest at a rate per annum equal to prime (9.50% at December 31, 2000) plus 1%, is guaranteed by the Company and is also to be secured by assets of the Company. The notes evidencing such borrowings were amended in certain respects effective December 29, 2000 to, among other things, make them demand notes. Prepayment may be required of net property sale proceeds remaining after providing reserves for anticipated cash needs for the twelve months following the property sales. Such notes were paid down to zero by the Company in January 2001, but remain available to fund further advances for such purposes at Northbrook's election.

     (d) In September 1998, the Company purchased Tobishima Pacific, Inc.'s ("TPI") 50% ownership interest in the 96-acre beachfront parcel (commonly referred to as Kaanapali North Beach) for $12,000. The Company paid $2,400 in cash and signed a note for $9,600. The note is secured by a mortgage on the property and was in favor of TPI and is "Senior Indebted-ness" (as defined in the Indenture). The note was payable in five annual installments in the principal amount of $1,920 beginning in September 1999.

The note bore interest of 8.5% and is payable quarterly. In January 1999, the Company paid TPI approximately $2,220 on its note to release Lot #1 for the Kaanapali Ocean Resort and the new 10-acre public recreation area at North Beach and an additional $1,920 in September 1999 as required under the terms of the note. In October 2000, an affiliate of Northbrook purchased the note for the outstanding principal and accrued interest aggregating approximately $5,585. The Company was negotiating to restructure the debt and the affiliate agreed to defer the amounts due under the note until the restructuring was complete. On December 29, 2000, the note was amended to require quarterly interest payments beginning
March 31, 2001 with principal payable on demand; provided, that if no demand is previously made, the amendment contains two scheduled principal payments of $2,730 each in September of 2002 and 2003.

     (e) In October 1999, AF Investors paid approximately $808 to assume the lender's position in the loan to The Lihue Plantation Company, Limited ("Lihue") which was originally used to fund the acquisition of Lihue's power generation equipment. The loan had an outstanding balance of $808 on the date of the loan transfer and bears interest at the rate equal to prime plus three and one half percent. The loan was secured by the Lihue power generation equipment, sugar inventories and receivables, certain other assets and real property of the Company, had limited recourse to the Company and was Senior Debt. This loan was satisfied in full in October 2000.

     The total amount due Northbrook and its subsidiaries for Senior Debt financing as of December 31, 2000 was $192,555 which includes accrued and deferred interest to affiliates on Senior Debt of approximately $43,734. Under the terms of the Indenture, the amounts borrowed from Northbrook or its affiliates are "Senior Indebtedness" and are thus senior in priority to the COLAs.

     At current interest rates, approximately $64,918 of such deferred interest relating to all Senior Debt existing prior to the modification would have become due and payable on December 31, 2001 and is now deferred beyond such date. Even though the agreements by Northbrook and its affiliates to further defer interest under the Senior Debt may assist the Company in the completion of potential future development activities, there can be no assurance that the Company will either have unrestricted cash available or have the ability to refinance such obligation at such times amounts become payable under Senior Debt as restructured. Failure to meet such obligation, if called, would cause all Senior Debt owing to Northbrook, Fred Harvey, AF Investors or other Northbrook affiliates to be immediately due and payable. A default on Senior Debt of such magnitude would constitute an event of default under the Indenture.

     The Company has received a notice from each of the holders of the Senior Debt notifying the Company that all Senior Debt is currently in default due to the existence of other defaults or circumstances that constitute events of default under the Senior Debt, including, without limitation (i) the failure of the Company to make quarterly interest payments on the loan from the ERS related to their $66,000 loan secured by the Royal Kaanapali Golf Courses; and (ii) the entry of, and failure of the Company to satisfy or otherwise stay, the judgment rendered against the Company in Oahu Sugar Company, Limited v. Walter Arakaki and Steve Swift (see note 10). Such holders have notified the Company that they have reserved all rights and are assessing their options respecting the Senior Debt. Pursuant to the restructuring agreement entered into on December 29,

2000, between the Company and certain other parties including the holders of the Senior Debt, such holders have agreed that they shall not exercise any remedies respecting the defaults expressed in such notices unless and until (a) the ERS obtains a judgment against, or attempts to exercise any remedies against, or against the asset of the Company relative to the ERS loan (and in the case of the legal proceedings against Walter Arakaki and Steve Swift identified above, such remedies shall be exercised only to the extent necessary for such holders to protect their superior rights under the Senior Debt), or (b) any other creditor of the Company obtains a judgment against, or attempt to exercise any remedies against the assets of the Company. There can be no assurance that such holders will not ultimately accelerate the Senior Debt and exercise their remedies against the Company with respect thereto. An acceleration of the Senior Debt would constitute an event of default under the Indenture.

(5)  CERTIFICATE OF LAND APPRECIATION NOTES

     The COLAs are unsecured debt obligations of the Company, and are subordinated in priority to all "Senior Indebtedness" (as defined in the Indenture) including, but not limited to, the Senior Debt. Interest on the COLAs is payable semi-annually on February 28 and August 31 of each year. As of December 31, 2000, the cumulative interest paid per Class A and Class B COLA was approximately $.245 and $.245, respectively. The COLAs mature on December 31, 2008, and bear interest after the Final Issuance Date (August 31, 1989) at a rate of 10% per annum ("Base Interest") of the outstanding principal balance of the COLAs on a cumulative, non-compounded basis, of which 6% per annum is contingent ("Contingent Base Interest"). The Company has not generated a sufficient level of Net Cash Flow to incur or pay Contingent Base Interest (interest in excess of 4%) on the COLAs from 1990 through 2000. Contingent Base Interest through 2008 is due and payable only to the extent of Net Cash Flow. Net Cash Flow for any period is generally an amount equal to 90% of the Company's net cash revenues, proceeds and receipts after payment of cash expenditures, excluding federal and state income taxes and after the establishment by the Company of reserves. At December 31, 2008, certain levels of Contingent Base Interest may also be due and payable to the extent of Maturity Market Value. Maturity Market Value generally means 90% of the excess of the Fair Market Value of the Company's assets at maturity over its liabilities, including Qualified Allowance (described below), but only to the extent earned and payable from Net Cash Flow generated through maturity) at maturity. Approximately $91,857 of cumulative deficiency of deferred Contingent Base Interest related to the period from August 31, 1989 (Final Issuance Date) through December 31, 2000 has not been accrued in the accompanying consolidated financial statements as the Company believes that it is not probable at this time that a sufficient level of Net Cash Flow will be generated in the future or that there will be sufficient Maturity Market Value as of December 31, 2008 (the COLA maturity date) to pay any such unaccrued deferred Contingent Base Interest. The following table is a summary of Mandatory Base Interest and deferred Contingent Base Interest (i.e. not currently due and payable) for the years ended December 31, 2000, 1999 and 1998 (dollars are in millions):

                                              2000      1999        1998
                                            --------   -------    -------

Mandatory Base Interest paid . . . . . . .  $  5,576     7,202      8,828
Contingent Base Interest due and paid. . .  $  --         --        --
Cumulative deferred Contingent Base
  Interest . . . . . . . . . . . . . . . .  $ 91,857    83,493    120,652

Net Cash Flow was $0 for 2000, 1999 and 1998.

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

     In each calendar year, principal reductions may be made from remaining Net Cash Flow, if any, in excess of all current and unpaid deferred Contingent Base Interest and will be made at the election of the Company (subject to certain restrictions). The COLAs will bear additional contingent interest in any year, after any principal reduction, equal to 55% of remaining Net Cash Flow. Upon maturity, holders of COLAs will be entitled to receive the remaining outstanding principal balance of the COLAs plus Unpaid Mandatory Base Interest plus additional interest equal to certain levels of the unpaid Contingent Base Interest, to the extent of the Maturity Market Value (Maturity Market Value generally means 90% of the excess of the Fair Market Value (as defined in the Indenture) of the Company's assets at maturity over its liabilities (including Qualified Allowance, but only to the extent earned and payable from Net Cash Flow generated through maturity) at maturity, which liabilities have been incurred in connection with its operations), plus 55% of the remaining Maturity Market Value. The Company does not anticipate that cash flow or market value levels will result in any amounts accruing to the benefit of the COLA holders, primarily as a result of the significant amount of Senior Indebtedness.

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

     The Company has decided to forego contracting for independent appraisals to determine the appraised value of substantially all of its assets as of December 31, 2000. Not obtaining appraisals, with the resultant inability to provide an Officers' Certificate determining the Value Maintenance Ratio, could become an event of default, as defined by the Indenture, should the holders of a majority of COLA principal notify the Trustee that such holders consider such non-compliance with the Indenture to be an event of default or should the Trustee declare such an event of default. Should an event of default result, and if left uncured for a period of thirty days, the COLAs would become immediately due and payable. Such event would likely cause many of the Company's other obligations to go into default. Among other things, if the COLAs become immediately due and payable, all Senior Debt of Northbrook and its affiliates would become immediately due and payable.

     On March 14, 1989, AJF, a wholly-owned subsidiary of Northbrook, and AHI entered into an agreement (the "Repurchase Agreement") concerning AJF's obligations to repurchase, on June 1, 1995 and 1999, the COLAs upon request of the holders thereof. The COLAs were issued in two units consisting of one Class A and one Class B COLA. As specified in the Repurchase Agreement, the holders of Class A COLAs were entitled to request AJF to repurchase their Class A COLAs on June 1, 1995 at a price equal to the original principal amount of such COLAs ($.5) minus all payments of principal and interest allocated to such COLAs. The cumulative interest paid per Class A COLA through June 1, 1995 was $.135. Also pursuant to the Repurchase Agreement, the holders of Class B COLAs were entitled to request AJF to repurchase their Class B COLAs on June 1, 1999 at a price equal to 125% of the original principal amount of such COLAs ($.5) minus all payments of principal and interest allocated to such Class B COLAs.

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

     The Class B COLA Redemption Offer terminated on April 15, 1999 in accordance with its terms and with the Indenture. Approximately 162,559 Class B COLAs were submitted for repurchase pursuant to the Class B COLA Redemption Offer including approximately 98,229 Class B COLAs which were submitted for repurchase by persons unaffiliated with the Company and required an aggregate cash payment by the Company of approximately $40,274 on June 1, 1999. On June 1, 1999, the Company borrowed approximately $21,318 from AF Investors to redeem a portion of the Class B COLAs pursuant to the Class B COLA Redemption Offer. Under the terms of the Indenture, such amount borrowed from AF Investors is Senior Indebtedness that matures on December 31, 2008 and bears interest at a rate per annum of prime (9.5% at December 31, 2000) plus 1% (see deferral of interest discussion in note 4(b)). Additional interest may be payable on such Senior Debt upon its maturity based upon fair market value, if any, of the Company's equity at that time. AF Investors, an affiliate of the Company, submitted approximately 64,330 of its 89,325 Class B COLAs for repurchase pursuant to the Class B Redemption Offer and AF Investors agreed to take back $26,375 of Senior Debt of the Company in lieu of cash. Such Senior Debt matures on December 31, 2008 and bears interest at a rate per annum equal to the prime rate (9.5% at December 31, 2000) plus 1% (see deferral of interest discussion in note 4(b)). Additional interest may be payable on such Senior Debt upon its maturity based upon the fair market value, if any, of the Company's equity at that time. AF Investors' Class B COLAs were contributed by Amfac Finance Limited Partnership ("Amfac Finance"), an Illinois Limited partnership and an affiliate of the Company, to AF Investors in December 1998.

     As a result of the Class B COLA repurchases on June 1, 1999, the Company retired approximately $81,279 face value of Class B COLA debt and correspondingly recognized a financial statement gain of approximately $14,630 of which $8,841 is attributable to the retirement of COLA debt held by persons unaffiliated with the Company. Such financial statement gain was reduced by applicable income taxes of approximately $7,203, the write-off of an applicable portion of deferred financing costs and other expenses of approximately $3,786 and increased by the reversal of the previously accrued deferred contingent base interest of approximately $7,624 resulting in a financial statement extraordinary gain of approximately $11,265. The tax payable on the gain (approximately $2,009) related to the Class B COLAs which were submitted for repurchase by persons unaffiliated with the Company pursuant to the Class B COLA Redemption Offer is not indemnified pursuant to the tax agreement in effect through December 31, 2000 with Northbrook effective with respect to such year (see note 1).

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

     As a result of the Class A COLA repurchases on June 1, 1995, the Company retired approximately $164,045 in face value of COLA debt and recognized a financial statement extraordinary gain of approximately $32,544 (net of income taxes of $20,807, the write-off of deferred financing costs of $10,015, the write-off of accrued Contingent Base Interest of $5,667 and expenses of $894). Such gain was treated as cancellation of indebtedness income for tax purposes and, accordingly, the income taxes related to the Class A COLA Redemption Offer (approximately $9,106) were not indemnified by the tax agreement effective through December 31, 2000 with Northbrook (see note 1).

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

     As a result of the Class B and Class A/B Tender Offers, the Company recognized approximately $7,857 and $14,295, respectively, of taxable gain in accordance with income tax regulations for certain transactions with affiliates. Such gain is treated as cancellation of indebtedness income for income tax purposes only and, accordingly, the income taxes related to the Class B Tender Offer (approximately $3,064) and Class A/B Tender Offer (approximately $5,575) were, or will be, indemnified by Northbrook through the tax agreement effective through December 31, 2000 between Northbrook and the Company effective with respect to such year (See note 1).

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


(6)  LONG-TERM DEBT

     In June 1991, APIC obtained a five-year $66,000 loan from ERS. The nonrecourse loan is secured by a first mortgage on the Kaanapali Golf Courses. The loan bore interest at a rate per annum equal to the greater of (i) the base interest rate announced by the Bank of Hawaii on the first of July for each year or (ii) ten percent per annum through September 30, 1993 and nine percent per annum thereafter.

     In April 1996, the Company reached an agreement with the ERS to amend the loan, extending the maturity date for five years. In exchange for the loan extension, the ERS received the right to participate in the "Net Disposition Proceeds" (as defined) related to the sale or the refinancing of the golf courses or at the maturity of the loan. The ERS share of the Net Disposition Proceeds increases from 30% through June 30, 1997, to 40% for the period from July 1, 1997 to June 30, 1999 and to 50% thereafter. The loan amendment effectively adjusted the interest rate as of January 1, 1995 to 9.5% until June 30, 1996. After June 30, 1996, the loan bears interest at a rate per annum equal to 8.73%. The loan amendment requires the Company to pay interest at the rate of 7% for the period from January 1, 1995 to June 30, 1996, 7.5% from July 1, 1996 to June 30, 1997,
7.75% from July 1, 1997 to June 30, 1998 and 8.5% thereafter ("Minimum Interest"). The Minimum Interest for the years ended December 31, 2000 and 1999 was $5,610 and $5,610, respectively. The accrued Minimum Interest was $3,070 and $1,414 as of December 31, 2000 and 1999, respectively. The scheduled minimum payments were scheduled to be paid quarterly on the principal balance of the $66,000 loan. The difference between the accrued interest expense and the Minimum Interest payment due accrues interest and is payable on an annual basis from excess cash flow, if any, generated from the Kaanapali Golf Courses.

     The annual minimum interest payments have been in excess of the cash flow generated by the Kaanapali Golf Courses. The total accrued interest payable from excess cash flow was approximately $6,251 as of December 31, 2000. Although the outstanding principal balance remains nonrecourse, certain payments and obligations, such as the Minimum Interest payments and the ERS's share of appreciation, if any, are recourse to APIC, AHI and Pioneer Mill. However, the obligation to make future Minimum Interest payments and to pay the ERS a share of appreciation would be terminated if an executed deed to the golf course property were tendered to the ERS in accordance with the terms of the loan amendment. Due to insufficient cash flow generated by the golf courses and intransigence by the ERS with respect to its obligation related to certain easements needed by the Company's development operations, the Company chose not to pay to the ERS the quarterly Minimum Interest payments beginning January 1, 1999, through October 29, 1999. As expected, the Company received a default notice from the ERS. On October 29, 1999, after receipt of consent to certain easements, the Company paid the ERS the minimum interest payments due beginning with the January 1, 1999 through October 1, 1999 payments aggregating approximately $5,743 (including other miscellaneous costs). For the same reasons, the Company had not paid the ERS the Minimum Interest payments due on January 1, April 1, July 1, and October 1, 2000. As expected, the Company received a further default notice from the ERS which notice included an acceleration of all amounts due under the loan and the ERS filed to realize upon their security. Pursuant to an agreement between the ERS and the Company, the Company paid approximately $3,800 in September 2000, to the ERS for a portion of the past due interest amounts and the ERS has agreed to temporarily suspend its action to realize upon its security until March 26, 2001. This date has not been extended. Subsequent to September 2000 through the date of this report, additional payments aggregating approximately $1,700 million have been made to the lender.
APIC is currently pursuing renegotiation of the loan terms as well as attempting to obtain the other easements which the Company and APIC believe the ERS is obligated to provide. There can be no assurance that such negotiations will result in a definitive agreement to settle the disputes between the APIC and the ERS concerning this loan. In December 2000, AF Investors made a cash capital contribution to APIC (the owner of the golf courses) in return for an 83.33% ownership interest. In the same transaction Pioneer Mill contributed its land that is security for the ERS to APIC in return for an approximately 8.33% interest therein.
Accordingly, the indebtedness due the ERS has been reflected in Investments
- see Note 3.

     In December 1996, Amfac Property Development Corp. ("APDC"), a wholly-owned subsidiary of the Company, obtained a $10,000 loan facility from City Bank. Prior to this time, APDC had obtained title to the mill site property from Oahu Sugar in order to facilitate its development of a subdivision. The loan is secured by a mortgage on property under development at the Oahu Sugar mill-site (the sugar plantation was closed in 1995), and is "Senior Indebtedness" (as defined in the Indenture). The loan bore interest at the bank's base rate plus .5% and originally was scheduled to mature on December 1, 1998. In November 1998, APDC sold certain mill-site property which served as collateral for the $10,000 City Bank loan for an approximate sales price of $7,690 in cash plus 2% of the gross sales price of subsequent parcel sales of all or any portion of the property by the purchaser. The bank required $6,000 of the sales proceeds as a principal reduction on the loan in order to release the collateral. APDC received a one-year extension on the $4,000 remaining balance of the loan which is secured by another parcel at the mill-site. The extended loan bore interest at the bank's base rate plus 1.25% and was scheduled to mature on December 1, 1999. APDC reached an agreement with the bank for an additional one year extension on $3,000 of the $4,000 loan. APDC made a $1,000 loan payment on December 2, 1999. The new extended loan bore interest at the bank's base rate plus 1.25% and matured on December 1, 2000. In January 2001, APDC reached an agreement with the Bank for an extension until December 1, 2001 with a principal payment of $150 upon execution of the agreement. The newly extended loan bears interest at the bank's base rate of 9.5% at December 31, 2000 plus 2%. Upon maturity of the loan, it is not expected that APDC will have the funds necessary to pay the remaining balance of the loan without sale of the remaining mill site land. If such loan cannot be further extended, it would likely result in APDC no longer having an ownership interest in the property.

     In February 1997, Waikele Golf Club, Inc. ("WGCI"), a wholly-owned subsidiary of the Company that owns and operates the Waikele Golf Course, entered into a loan agreement with the Bank of Hawaii that refinanced an earlier loan facility. The initial principal amount of the loan was $25,000, with a maturity date of February 2007, an interest rate of LIBOR (6.35% at December 31, 2000) plus 2% until the fifth anniversary and LIBOR plus 2.25% thereafter and with principal to be repaid based on a 30-year amortization schedule. The loan is secured by WGCI's assets (the golf course and related improvements and equipment), is guaranteed by AHI, and is "Senior Indebtedness" (as defined in the Indenture). As of December 31, 2000, the outstanding balance was $24,021, with scheduled annual principal maturities of $286 in 2001 through 2006 and the balance of $22,305 in 2007.


(7)  RENTAL ARRANGEMENTS

     As Lessee

     The Company rents, as lessee, various land, facilities and equipment under operating leases. Most land leases provide for renewal options and minimum rentals plus contingent payments based on revenues or profits. Included in rent expense are minimum rentals and contingent payments for operating leases in the following amounts:

                                               2000      1999       1998
                                             -------   -------    -------
    Minimum and fixed rents. . . . . . . .   $ 1,723     1,779      2,236
    Contingent payments. . . . . . . . . .     1,163     1,323      1,219
    Property taxes, insurance
      and other charges. . . . . . . . . .     1,182     1,061        857
                                             -------    ------     ------
                                             $ 4,068     4,163      4,312
                                             =======    ======     ======

Future minimum lease payments under noncancelable operating leases aggregate approximately $5,596 and are due as follows: 2001, $1,469; 2002, $1,136; 2003, $923; 2004, $868; 2005, $600 and thereafter $600. There can be no assurance that any of the Company's leases will be renewed.


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

     Charges for pension and Core Retirement Award costs allocated to the Company aggregated approximately $402, $481 and $545 for the years ended December 31, 2000, 1999 and 1998, respectively.

     In addition to providing pension benefits, the Company currently provides certain healthcare and life insurance benefits to eligible retired employees of some of its businesses. Where such benefits are offered, substantially all employees may become eligible for such benefits if they reach a specified retirement age while employed by the Company and if they meet a certain length of service criteria. The postretirement healthcare plan is contributory and contains cost-sharing features such as deductibles and copayments. However, these features, as they apply to bargaining unit retirees, are subject to collective bargaining provisions of a labor contract between the Company and the International Longshoremen's & Warehousemen's Union. The postretirement life insurance plan is non-contributory. The Company continues to fund benefit costs for both plans on a pay-as-you-go basis.

     For measuring the expected postretirement benefit obligation, an 11% annual rate of increase in the per capita claims cost was assumed through 2002. This rate was assumed to decrease to 6% in 2003 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported. An increase and (decrease) in the assumed healthcare trend rate by 1% in 2000 would increase and (decrease) the medical plans' accumulated postretirement benefit obligation as of December 31, 2000 by $328 and ($290), respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $93 and ($83), respectively.

     Net periodic postretirement benefit cost (credit) for 2000, 1999 and 1998 includes the following components:

                                           2000        1999        1998
                                           Total        Total      Total
                                          -------      ------     ------
Service cost . . . . . . . . . . . . .    $   277         287        287
Interest cost. . . . . . . . . . . . .      1,698       1,744      1,817
Amortization of net (gain) loss. . . .     (2,421)     (2,707)    (2,907)
Recognized curtailment (gain)
  loss . . . . . . . . . . . . . . . .     (3,965)       (871)      --
                                          -------      ------     ------
Net periodic postretirement
 benefit cost (credit) . . . . . . . .    $(4,411)     (1,547)      (803)
                                          =======      ======     ======

     The following table sets forth the plans' change in benefit obligation and benefit cost as of December 31, 2000 and 1999 as follows:

                                            December 31,    December 31,
                                               2000            1999
                                            ------------    ------------
Benefit obligation at beginning of year.        $ 23,728          24,366
Service cost . . . . . . . . . . . . . .             277             287
Interest cost. . . . . . . . . . . . . .           1,698           1,744
Actuarial gains. . . . . . . . . . . . .            (616)            230
Employer contribution. . . . . . . . . .          (2,187)         (2,219)
Curtailment. . . . . . . . . . . . . . .          (4,070)           (906)
Maintenance of Effort obligation . . . .          (6,081)          --
Special termination benefit. . . . . . .             257             226
                                                --------        --------

Benefit obligation at end of year. . . .          13,006          23,728
Unrecognized net actuarial gain. . . . .          28,427          24,047
                                                --------        --------
Accumulated postretirement benefit cost.        $ 41,433          47,775
                                                ========        ========

     In 2000, principally due to shutdown of the Kauai sugar operations, a decrease in the expected future benefit obligation resulted. The curtailment resulted in a gain for financial reporting purposes which has been included in the accompanying consolidated statement of operations.

     The amount reflected as the decrease in the Maintenance of Effort obligation for the year ended December 31, 2000 recognizes that the requirement to maintain an average level of certain retiree health care benefits expires in 2004. Such obligations are pursuant to collectively bargained contractual obligations of Lihue Plantation Company, Limited, Pioneer Mill Company, Limited and Oahu Sugar Company, Limited.

     The Company currently amortizes unrecognized gains over the shorter of ten years or the average life expectancy of the inactive participants since almost all of the Plans' participants are inactive. The portion of the unrecognized net actuarial gain represented by the decrease in the Maintenance of Effort obligation is expected to be amortized over four years, commencing in 2001. In addition, due to the significant total amount of unrecognized gain at December 31, 2000, which is included in the financial statements as a liability, and the disproportionate relationship between the unrecognized gain and accumulated postretirement benefit obligation at December 31, 2000, the Company may, in the future, change its amortization policy to accelerate the recognition of the unrecognized gain. In considering such change, the Company would need to determine whether significant changes in the accumulated postretirement benefit obligation and unrecognized gain may occur in the future as a result of changes in actuarial assumptions, experience and other factors. Any future change to accelerate the amortization of the unrecognized gain would have no effect on the Company's cash flows, but could have a significant effect on its statement of operations.

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.5% as of December 31, 2000 and 1999.


(9)  TRANSACTIONS WITH AFFILIATES

     With respect to any calendar year, JMB Realty Corporation ("JMB"), an affiliate of the Company, or its affiliates may receive a Qualified Allowance in an amount equal to: (i) approximately $6,200 during each of the calendar years 1989 through 1993; and (ii) thereafter, 1-1/2% per annum of the Fair Market Value (as defined in the Indenture) of the gross assets of the Company and its subsidiaries (other than cash and cash equivalents and Excluded Assets (as defined in the Indenture)) for providing certain advisory services for the Company. The aforementioned advisory services, which are provided pursuant to a 30-year Services Agreement entered into between the Company and JMB in November 1988, include making recommendations in the following areas: (i) the construction and development of real property; (ii) land use and zoning changes; (iii) the timing and pricing of properties to be sold; (iv) the timing, type and amount of financing to be incurred; (v) the agricultural business; and,
(vi) the uses (agricultural, residential, recreational or commercial) for the land. For the years 1999, 2000 and 2001, JMB has agreed that the amount of the Qualified Allowance to be calculated shall not exceed the lesser of the amount described in the preceding sentence and $5,000. As the Fair Market Value was not determined as of December 31, 2000, no Qualified Allowance is considered to result for 2000 unless and until such amount may be determined in the future. However, the Qualified Allowance shall be earned and paid for any year prior to maturity of the COLAs only if the Company generates sufficient Net Cash Flow to pay Base Interest for such year in an amount equal to 8%. Any portion of the Qualified Allowance not paid for any year shall cumulate without interest and JMB or its affiliates shall be paid such deferred amount in succeeding years, only after the payment of all Contingent Base Interest for such succeeding year and then, only to the extent that Net Cash Flow exceeds levels specified in the Indenture.

     A Qualified Allowance for 1989 of approximately $6,200 was paid on February 28, 1990. Approximately $79,102 of Qualified Allowance related to the period from January 1, 1990 through December 31, 2000 has not been earned and paid, and is payable only to the extent that future Net Cash Flow is sufficient. Accordingly, because the Company does not believe it is probable at this time that a sufficient level of Net Cash Flow will be generated in the future to pay the Qualified Allowance, the Company has not accrued for any Qualified Allowance payments in the accompanying consolidated financial statements. JMB has informed the Company that no incremental costs or expenses have been incurred relating to the provision of these advisory services. The Company believes that using an incremental cost methodology is reasonable. The following table is a summary of the Qualified Allowance for the years ended December 31, 2000, 1999 and 1998 (dollars are in millions):
                                               2000      1999       1998
                                             -------    ------     ------

Qualified Allowance calculated . . . . . .   $   --      5,000      9,776
Qualified Allowance paid . . . . . . . . .       --       --         --
Cumulative deficiency of
  Qualified Allowance at
  end of year. . . . . . . . . . . . . . .   $79,102    79,102     74,201

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

     The Company, its subsidiaries and their joint ventures reimburse Northbrook, JMB and their affiliates for direct expenses incurred on their behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's or its subsidiaries' and the joint ventures' operations. The total of such costs for the years ended 2000, 1999 and 1998 was approximately $872, $804 and $669, respectively, of which $883 was unpaid as of December 31, 2000. In addition, as of December 31, 2000, the current portion of amounts due to affiliates includes $9,106 and $2,009 of income tax payable related to the Class A COLA Redemption Offer and Class B COLA Redemption Offer, respectively (see
Note 5). Also, the Company pays a non-accountable reimbursement of approximately $30 per month to JMB or its affiliates in respect of general overhead expense, all of which was paid as of December 31, 2000.

     JMB Insurance Agency, Inc., an affiliate of JMB, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those available to the Company in similar dealings with unaffiliated third parties. The total of such commissions for the years ended December 31, 2000, 1999 and 1998 was approximately $434, $568 and $587, respectively, all of which was paid as of December 31, 2000.

     Northbrook and its affiliates allocated certain charges for services to the Company based upon the estimated level of services for the years ended December 31, 2000, 1999 and 1998 of approximately $615, $683 and $923, respectively, of which $1,183 was unpaid as of December 31, 2000. The affiliated charges for the years ended December 2000, 1999 and 1998 were offset by $39, $76 and $17, respectively, of charges for certain expenditures paid by the Company for Northbrook. These services and costs are intended to reflect the Company's separate costs of doing business and are principally related to the inclusion of the Company's employees in the Northbrook pension plan, payment of severance and termination benefits and reimbursement for insurance claims paid on behalf of the Company. All amounts described above, deferred or currently payable, do not bear interest and are expected to be paid in future periods.

     Reference is made to Note 4 - Amounts due Affiliates - Senior Debt Financing. In connection with such affiliated loans, the Company incurred interest expense of approximately $20,202, $14,114 and $15,355 for the years ended December 31, 2000, 1999 and 1998, respectively.

     As of December 31, 1998, the Company agreed to exercise its option to redeem Class B COLAs that are "put" to AJF for repurchase (as described in Note 5 above), in partial consideration for (a) Fred Harvey's and AF Investors' agreement to defer until December 31, 2001 all interest accruing from January 1, 1998 through December 31, 2001 and relating to the approximately $99,595 of Senior Indebtedness of the Company then owing to Fred Harvey and the approximately $47,693 of Senior Indebtedness of the Company then owing to AF Investors (as described in Note 4 above); and (b) Northbrook agreeing to cause approximately $55,148 of the Company's indebtedness that was senior to the COLAs to be contributed to the capital of the Company. The redemption was completed on June 1, 1999. In connection with the foregoing deferral of interest and contribution of capital, the Company agreed to allow the Senior Debt held by Northbrook and its affiliates to be secured by substantially all of the assets of the Company to the extent such security was requested by Northbrook and its affiliates and was permitted under any other secured debt of the Company held by third parties. In connection therewith, Northbrook and its affiliates have obtained, or are in the process of obtaining mortgages or other security interests in substantially all of the real and personal property of the Company other than the golf course properties. As a result of the contribution, in the Company's December 31, 1998 balance sheet, the "Amounts due to affiliates - senior debt financing" were decreased, and the Company's "Member's equity (deficit)" was increased, by approximately $55,148. The deferral of interest, together with this contribution to capital, were made as part of the Company's effort to alleviate significant liquidity constraints and continue to meet the Value Maintenance Ratio requirement under the Indenture.

     Under a December 29, 2000, Restructuring Agreement, the Company and certain of its subsidiaries agreed to terminate their prior tax agreement so that the Company and its subsidiaries would be responsible for paying their own income taxes on taxable income generated in 2001 and thereafter. The Company and subsidiaries also agreed to make prepayments of certain amounts on the Senior Debt notes of net property sale proceeds remaining after providing reserves for anticipated cash needs for the 12 months following the property sales. The Company and subsidiaries further agreed to provide additional security for the Senior Debt. In exchange, the Senior Debt holders agreed to release their liens on Company and subsidiary properties to effectuate sales of properties, provided that there is no default on the Senior Debt and provided that the sale realizes fair value. The Senior Debt holders further agreed to modify for the Company's and the subsidiaries' benefit the repayment provisions on some of the Senior Debt. (See note 4 for a further description of the Senior Debt.) The Senior Debt holders also agreed to contribute to the Company's capital Senior Debt in the amount of $15,000 immediately and agreed to contribute an additional $25,000 of Senior Debt on December 31, 2006, if the new tax agreement remains in effect at that time. Finally, the Senior Debt holders agreed to contribute certain other amounts to the Company to fund a significant portion of the costs associated with the shutdown of the Lihue and Kekaha sugar operations, as described below.

    Pursuant to the terms of the Restructuring Agreement, Northbrook agreed that it would cause the Northbrook sponsored pension plan to distribute amounts to fund certain of the Company's costs related to employee termination that resulted from the shutdown of the remaining sugar plantations on Kauai. Approximately $5,454 of such costs were paid in 2000 and contributed to capital by Northbrook. An additional $4,200 of anticipated costs has been reflected as a liability in the accompanying December 31, 2000 financial statements and will be contributed to capital when the amounts are paid. The Restructuring Agreement also required the Company to put aside $8,000 as restricted cash for the purpose, among other things, of meeting certain liabilities.

     At current interest rates, approximately $65,000 of deferred interest relating to all Senior Debt existing prior to the modification would have become due and payable on December 31, 2001 and is now deferred beyond such date. Even though the agreements by Northbrook and its affiliates to further defer interest under the Senior Debt may assist the Company in the completion of potential future development activities, there can be no assurance that the Company will either have unrestricted cash available or have the ability to refinance such obligation at such times amounts become payable under Senior Debt as restructured. Failure to meet such obligation, if called, would cause all Senior Debt owing to Northbrook, Fred Harvey, AF Investors or other Northbrook affiliates to be immediately due and payable. A default on Senior Debt of such magnitude would constitute an event of default under the Indenture.

     The total amount due Northbrook and its subsidiary for Senior Debt financing as of December 31, 2000 was $192,555, which includes deferred interest to affiliates on the senior debt of approximately $43,734. Under the terms of the Indenture, the amounts borrowed from Northbrook and its affiliates are "Senior Indebtedness" and are thus senior in priority to the COLAs.


(10) COMMITMENTS AND CONTINGENCIES

     The Company continues to face a severe liquidity shortage. The Company sold a portion of its North Beach property on Maui in the fourth quarter of 2000 and a parcel on Maui near Lahaina in the first quarter of 2001 and a parcel in Hanamaulu, Kauai also in the first quarter of 2001, which provided funds to the Company to help meet its short term liquidity needs. However, the Company believes that, in the absence of additional land sales, additional senior debt borrowings from Northbrook or its affiliates will be necessary to meet its COLA related obligations and its short-term and long-term liquidity needs and to pay down certain short-term senior indebtedness obtained from Northbrook and its affiliates during 2000.

     During the third quarter, management announced the shutdown of its remaining sugar plantations on Kauai. The decision was made as a result of significant losses incurred during 2000, and the expectation that such losses would continue for the foreseeable future. The losses resulted from a significant drop in the domestic price of raw sugar and lower sugar yields. The Company completed its final harvest of sugar cane in November 2000. As a consequence of the shutdown, the Company incurred significant employee and other closing costs in 2000. The Company estimated the pricing for the possible sale or lease of the field and equipment, negotiated the majority of the employee termination costs and substantially completed the negotiations with the local utility company (and expects no significant future costs related to the power sale agreement).

     The Company faces large contingent cash expenditures of (i) the cost of the litigation and environmental matters described in Item 3. "Legal Proceedings" and (ii) the cost of environmental clean up relating to the land and mill sites associated with Oahu, Kekaha, Lihue and Pioneer Mill plantations and buildings which could be significant but are presently not determinable. It is difficult to predict the ultimate outcome of these various contingencies, any of which could have a material adverse effect on the financial condition of the Company.

     As reflected in the Company's December 31, 2000, balance sheet, approximately $187,095 of Senior Debt owed to affiliates of the Company is categorized as a current liability. The classification as a current liability results from defaults that occurred under such Senior Debt due to actions taken by ERS to realize upon indebtedness owed to it by APIC, and due to the adverse verdict in the Oahu Sugar V. Arakaki and Swift lawsuit described under Item 3. "Legal Proceedings". Under the Restructuring Agreement, effective as of December 29, 2000, among the Company, certain of the Company's subsidiaries and certain holders of Senior Debt affiliated with Northbrook, the parties have agreed that the defaults described above shall continue but that the Senior Debt holders will not exercise their remedies against the Company and its subsidiaries based upon those defaults until either ERS obtains a judgment against or attempts to exercise remedies against APIC or its assets or unless necessary to protect their superior rights under the Senior Debt against the plaintiffs in the Swift/Arakaki lawsuit. There can be no assurance that the Senior Debt holders will not accelerate the Senior Debt, either because of actions by ERS or the opponents in the Swift/Arakaki lawsuit or because of additional defaults arising under the Senior Debt.

     In the absence of additional land and business sales or financing from third parties (which has generally not been obtainable), the Company believes that additional Senior Debt borrowings from Northbrook or its affiliates will be necessary to meet its short-term and long-term liquidity needs. Northbrook and its affiliates have made such borrowings available to the Company in the past (but are under no obligation to do so in the future). However, there is no assurance that Northbrook or its affiliates will have the financial capability or willingness to made such funds available to the Company in the future. During the year ended December 31, 2000, the Company borrowed approximately $5,576 from Northbrook for the Mandatory Base Interest payments related to the COLAs due in 2000. During the year ended December 31, 2000, the Company borrowed an additional $4,300 from Northbrook to fund capitalizable property development and agriculture disbursements. The borrowings were repaid with interest in January 2001. To the extent that Northbrook or its affiliates made such borrowings available to the Company during 2000, any such borrowings were required to be (i) to be "Senior Indebtedness" (as defined in the Indenture), (ii) to accrue interest at the rate of prime plus 1%, and (iii) to have principal and interest fully repayable by February 28, 2001 (see note 4 for a description of the amendments to such notes). Moreover, as a condition to the additional Senior Debt loans made by Northbrook and its affiliates commencing in 1999, the Company has agreed to make all of the remaining unencumbered real and personal property assets of the Company security for all of the Senior Debt held by Northbrook and its affiliates. All such Senior Debt, which as of December 31, 2000 had an outstanding balance of principal and accrued interest of approximately $192,555, is senior in priority to the COLA's and is guaranteed by each of the Company (except Waikele Golf Club, Inc. due to provisions of the third party debt).

     APIC had not paid the ERS the minimum interest payments due on January 1, April 1, July 1 and October 1, 2000. The Company received a default notice from the ERS which notice included an acceleration of all amounts due under the loan and the ERS filed to realize upon their security (Employees' Retirement System of the State of Hawaii v. Amfac/JMB Hawaii, LLC, et. a., Civil No. 00-1-2597-08, First Circuit Court, State of Hawaii).

Pursuant to an agreement between the ERS and the Company, the Company paid approximately $3,800 in September 2000, to the ERS for a portion of the past due interest amounts and the ERS has agreed to temporarily suspend its action to realize upon its security until March 26, 2001. This date has not been extended. APIC is currently pursuing renegotiation of the loan terms as well as attempting to obtain the other easements which the Company and APIC believe the ERS is obligated to provide. There can be no assurance that such negotiations will result in a definitive agreement to settle the disputes with the ERS concerning this loan. See note 6.

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

Oahu Sugar obtained dismissals and directed verdicts on six of defendants' claims. The remaining portions of the complaint and counterclaim proceeded to a jury trial and verdict. On December 2, 1999, the jury denied Oahu Sugar relief on its remaining claims and awarded the defendants approximately $2,600 in damages on their counterclaim. On March 2, 2000, the trial court entered a judgment against Oahu Sugar for the $2,600 in damages awarded by the jury. In addition, the trial court awarded counterclaimants $751 in attorneys' fees, $28 in costs and $866 in prejudgment interest. Oahu Sugar's post trial motions for judgment as a matter of law and for a new trial were denied. Oahu Sugar filed a notice of appeal. The defendants began efforts to collect the amounts awarded to them. Defendants have garnishee summons to be issued to various affiliated and unaffiliated entities. The defendants scheduled a debtor's examination for August 23, 2000 which was not concluded. The Hawaii Supreme Court scheduled the case for an appellate conference and mediation that was unsuccessful. Then, on January 3, 2001, the Hawaii Supreme Court entered an order dismissing the appeal. The Supreme Court held that it lacked jurisdiction over the appeal because the judgment entered on March 2, 2000 was legally defective in that it did not identify the claim for which judgment was entered or dismiss all of the other claims and counterclaims of the parties. In light of the order of the Hawaii Supreme Court, the parties filed legal briefs before the trial court to have that court determine, among other things, whether a corrected judgment consistent with the jury verdict may be entered as of March 2, 2000 or a new judgment order is required. After hearing the arguments of the parties and on March 19, 2001, the trial court ruled that it will not enter a corrected judgment as of March 2, 2000 and that a new judgment order will be required. Oahu Sugar anticipates that the new judgment in proper form and consistent with the December 2, 1999 verdict will be submitted to the trial court for entry in the near future. After the entry of an appropriate judgment order, Oahu Sugar intends to pursue its remedies, including an appeal. Oahu Sugar continues to believe that it is entitled to affirmative relief on its complaint and that it has meritorious defenses to the counterclaim that it intends to pursue on appeal. The Company, however, can provide no assurances that it will be successful in obtaining affirmative relief or overturning the verdict against Oahu Sugar. This verdict, if upheld, could have a material adverse effect on the Oahu Sugar's financial condition.

     On or about December 15, 2000, Oahu Sugar and Amfac Property Development Corp. ("APDC"), among others, were named in a lawsuit entitled Walter Arakaki and Steve Swift v. Oahu Sugar Company, Limited et al., Civil No. 00-1-3817-12, and filed in the Circuit Court of the First Circuit of Hawaii. In the complaint, as amended, plaintiffs seek a declaration that certain conveyances of real estate made by Oahu Sugar or APDC, since December 1996, were allegedly fraudulent transfers made in violation of the common law, the Hawaii fraudulent transfer act, and rights which they claim arose in connection with the claims they filed in Oahu Sugar v. Walter Arakaki and Steve Swift, Case No. 96-3880-09, discussed above. Plaintiffs seek, among other things, injunctive and declaratory relief, compensatory damages, punitive damages, orders of attachment against sales proceeds, voidance of certain transfers, foreclosure and other remedies in connection with various transfers of real estate made by Oahu Sugar to APDC, the Young Men's Christian Association of Honolulu ("YMCA"), and the Filipino Community Center, Inc. ("FCC"), among others, all over the years 1996-2000.

The YMCA and FCC have also been named defendants in this action and have filed cross-claims for relief against Oahu Sugar and APDC for alleged breach of warranty of title, indemnity and contribution in connection with their respective transactions, and seeking, among other things, damages, attorneys' fees, costs, and prejudgment interest. Oahu Sugar and APDC have filed answers to the compliant, as amended, and the cross-claims. Oahu Sugar and APDC believe they have meritorious defenses and intend to pursue their defenses vigorously. However, there can be no assurances that this case, when once adjudicated, will not have a material adverse effect on the financial condition of Oahu Sugar or APDC.

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

     On September 30, 1999, Oahu Sugar was one of several defendants named in a lawsuit entitled, City and County of Honolulu v. Leppert, et al.
Civil No. CV 99 00670 ACK-FIY, and filed in the federal court, District of Hawaii. In the complaint, as amended, plaintiff files this environmental action in an attempt to assert several causes of action including actions for (1) clean-up and other response costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"); (2) owner/operator liability, contribution and indemnity under Hawaii statutory law; (3) strict liability for ultrahazardous activity; and (4) negligence. Plaintiff alleges that defendant Oahu Sugar previously operated a sugar mill on property currently owned by plaintiff, and used pesticides, herbicides, fumigants, petroleum products and by-products and other hazardous chemicals which were allegedly released into the soil and/or groundwater at the subject property. Plaintiff seeks recovery of response costs it has incurred and to be incurred, a declaration of the rights and liabilities for past and any future claims, damages for lost property value, technical consulting and legal costs in investigating the property, increased construction costs, and attorneys' fees and costs. Two of the other defendants, Clinton Churchill and David Heenan, as trustees under the will and estate of James Campbell ("Campbell Estate"), have filed a third party complaint, as amended, seeking indemnity and contribution from Oahu Sugar arising from, among other things, a lease between Oahu Sugar and Campbell Estate concerning the land which is allegedly contaminated. The Campbell Estate has also filed a third party compliant, as amended, against Northbrook Corporation ("Northbrook") seeking a defense and indemnity. Campbell Estate, Oahu Sugar, and Northbrook filed cross motions for summary judgment on the third party complaints. On October 27, 2000, the court ruled that Oahu Sugar, under its 1970 amendment of lease with Campbell Estate, and Northbrook, under its guaranty of the lease, have an obligation to defend and indemnify the Campbell Estate for any environmental liability under specified federal and state environmental law, negligence and strict liability for ultrahazardous activity, assessed against Campbell Estate as owner of the subject property due to actions taken by Oahu Sugar on the property from 1970 forward, only, and not for activities occurring before 1970. The court also ruled that Campbell Estate is entitled to recover its attorneys' fees, costs, and expenses incurred in establishing its right to indemnity. On November 6, 2000, Campbell Estate filed a motion for reconsideration to have the trial court reconsider that portion of its ruling that relieves Oahu Sugar and Northbrook of the obligation to indemnify Campbell Estate for the failure to eliminate and cleanup the alleged contamination to the extent that it occurred prior to 1970. On or about December 15, 2000, the trial court denied the motion for reconsideration and the Campbell Estate is seeking to appeal the trial court's order. The plaintiff on one hand and the Campbell Estate and Oahu Sugar on the other filed cross motions for partial summary judgment. The arguments on these motions are scheduled for early April 2001. Trial of this matter is currently scheduled for September 2001. Oahu Sugar intends to defend itself vigorously.

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

     Oahu Sugar is also a defendant in another alleged asbestos related personal injury action entitled, Anthony Fiori and Stella Fiori v. Raybestos-Manhattan, filed in the San Francisco County Superior Court, Case No. 304868, filed on or about July 13, 1999. In the complaint, plaintiffs seek $3,000 in economic and non-economic damages, as well as $1,000 in punitive damages, for injuries alleged sustained.

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

     On or about February 23, 2001 Kekaha Sugar Co., Ltd. received a letter from the Hawaii Department of Health ("HDOH") assigning the Kekaha Sugar Co., Ltd. site a high priority status based on HDOH's review of available environmental data. In the letter, HDOH identified five major areas of potential environmental concern including the former wood treatment plant, the herbicide mixing plant, the seed dipping plant, the settling pond, and the Kekaha Sugar Mill. While setting forth specific concerns, the HDOH reserved the right to designate still further areas of potential concern which might require further investigation and possible remediation. HDOH further reserved the right to modify its prioritization of the site should conditions warrant. The assignment of the high priority status will likely result in a high degree of oversight by the HDOH as the issues raised are studied and addressed. Kekaha Sugar Co., Ltd. will respond to the letter. Kekaha Sugar Co., Ltd. is substantially without assets and further pursuit of this matter by HDOH could have a materially adverse effect on the financial condition of Kekaha Sugar Co., Ltd.

     On or about February 23, 2001, Lihue Plantation Co., Ltd. received a similar letter from the HDOH assigning the Lihue Plantation Co., Ltd. site a high priority status based on HDOH's review of available environmental data. In the letter, HDOH identified four major areas of potential environmental concerning including the Lihue herbicide mixing plant, the seed dipping plant, the settling pond and the Lihue Sugar Mill. While setting forth specific concerns, the HDOH reserved the right to designate still further areas of potential concern which might require further investigation and possible remediation. HDOH further reserved the right to modify its prioritization of the site should conditions warrant. As noted above, the high priority assignment will likely result in a high degree of oversight by the HDOH as the issues raised are studied and addressed.

     APDC has submitted a proposal to HDOH to treat chlorinated solvents which have been discovered in the groundwater at the former Oahu Sugar Waipahu Sugar Mill site. The contamination does not appear in high concentrations, but nevertheless will likely require some form of remediation. APDC has recommended to HDOH a process of remediation that will use hydrogen releasing compounds to consume and destroy the contamination in the known areas of contamination. At this point, APDC is unable to identify with certainty the treatment options that will be approved by HDOH or the cost of same.

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

     The Company's property segment had contractual commitments (related to project costs) of approximately $1,330 as of December 31, 2000. Additional development expenditures are dependent upon the ability to obtain financing and the timing and extent of property development and sales.

     As of December 31, 2000, certain portions of the Company's land not currently under development are mortgaged as security for $1,976 of performance bonds related to property development.

(11) INCOME TAXES

     Total income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 was allocated as follows:

                                          2000        1999        1998
                                        --------    --------    --------
  Income (loss) before extra-
    ordinary gain. . . . . . . . . .    $(43,708)    (20,048)    (27,759)
  Extraordinary gain . . . . . . . .       --          7,203       --
                                        --------    --------    --------
                                        $(43,708)    (12,845)    (27,759)
                                        ========    ========    ========

     Income tax expense (benefit) for the years ended December 31, 2000, 1999 and 1998 consists of:
                                         Current    Deferred      Total
                                        --------    --------    --------
Year ended December 31, 2000:
  U.S. federal . . . . . . . . . . .    $ (9,946)    (27,038)    (36,984)
  State. . . . . . . . . . . . . . .      (1,808)     (4,916)     (6,724)
                                        --------    --------    --------
                                        $(11,754)    (31,954)    (43,708)
                                        ========    ========    ========
Year ended December 31, 1999:
  U.S. federal . . . . . . . . . . .    $ (6,167)    (10,797)    (16,964)
  State. . . . . . . . . . . . . . .      (1,121)     (1,963)     (3,084)
                                        --------    --------    --------
                                        $ (7,288)    (12,760)    (20,048)
                                        ========    ========    ========
Year ended December 31, 1998:
  U.S. federal . . . . . . . . . . .    $   (283)    (23,205)    (23,488)
  State. . . . . . . . . . . . . . .         (52)     (4,219)     (4,271)
                                        --------    --------    --------
                                        $   (335)    (27,424)    (27,759)
                                        ========    ========    ========

     In 1999, income tax expense related to the Class B COLA redemption approximated $7,203. Of this amount, approximately $2,009 was attributable to current taxes related to the redeemed Class B COLA's from non-affiliated COLA holders, and, accordingly, was not indemnified by Northbrook through tax sharing agreement in effect through December 31, 2000 (see note 5). Current income tax benefit attributable to the Class B COLA's, redeemed from affiliated COLA holders, of approximately $545 was indemnified by Northbrook and, accordingly, was included with the 1999 current tax benefit of $7,833 attributable to loss before extraordinary gain to derive the 1999 capital contribution related to current income taxes.

     Income tax benefit differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax loss as a result of the following:

                                          2000        1999        1998
                                        --------    --------    --------

Computed "expected" tax benefit. . .    $(33,428)    (17,915)    (24,324)
Increase (reduction) in income
 taxes resulting from:
 Pension and Core Retirement
   Award expense . . . . . . . . . .       3,504         152         232
 Reversal of income tax accruals . .      (9,639)      --          --
 State income taxes, net of
   federal income tax benefit. . . .      (4,483)     (2,056)     (2,847)
Other, net . . . . . . . . . . . . .         680        (229)       (582)
Charitable deduction of
  appreciated property . . . . . . .        (342)      --           (238)
                                        --------    --------    --------
     Total . . . . . . . . . . . . .    $(43,708)    (20,048)    (27,759)
                                        ========    ========    ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Prior to the APIC transaction (AF Investors' contribution in return for 83.33% of the shares of APIC) the net deferred tax liability included approximately $15,000 of temporary differences related to APIC's assets and liabilities. As a result of the APIC transaction such amount is no longer included in the consolidated financial statements as a deferred tax liability but reflected at 16.67% in AHI's Investment in unconsolidated entity, at equity. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2000 and 1999 are as follows:

                                                      2000        1999
                                                    --------    --------

Deferred tax (assets):
 Postretirement benefits . . . . . . . . . . . .    $(16,159)    (18,632)
 Interest accruals . . . . . . . . . . . . . . .        (128)       (117)
 Cancellation of Debt Income on
   COLA tenders. . . . . . . . . . . . . . . . .      (5,059)     (5,306)
 Other accruals. . . . . . . . . . . . . . . . .      (4,326)     (1,839)
 Inventories, principally due to
    sugar production costs, capitalized
    costs, capitalized interest and
    purchase accounting adjustments. . . . . . .      (2,445)     (2,698)
Plant and equipment, principally due to
  valuation adjustments for financial
  reporting purposes . . . . . . . . . . . . . .      (2,837)      --
Deferred gains for financial reporting
  purposes . . . . . . . . . . . . . . . . . . .      (2,105)      --
Investments in unconsolidated entities,
  principally due to purchase accounting
  adjustments. . . . . . . . . . . . . . . . . .         (68)        (85)
                                                    --------    --------
       Total deferred tax assets . . . . . . . .     (33,127)    (28,677)
                                                    --------    --------

                                                      2000        1999
                                                    --------    --------

 Deferred tax liabilities:
  Accounts receivable related to profit
    on sales of sugar. . . . . . . . . . . . . .       2,455       2,249
 Plant and equipment, principally due to
   depreciation and purchase accounting
   adjustments . . . . . . . . . . . . . . . . .       --          7,305
 Land and land improvements, principally
   due to purchase accounting adjustments. . . .      37,873      65,665
 Deferred gains due to installment sales for
   income tax purposes . . . . . . . . . . . . .       --          7,489
                                                    --------    --------
     Total deferred tax liabilities. . . . . . .      40,328      82,708
                                                    --------    --------
     Net deferred tax liability. . . . . . . . .    $  7,201      54,031
                                                    ========    ========

     The statutes of limitations with respect to Northbrook's tax returns for the years 1995 through 1999 remain open. The Company is a subsidiary of Northbrook and accordingly is subject to tax liability exposure due to the severally liable nature of responsibility for the payment of taxes for consolidated tax returns.

     For taxable years commencing in 2001, the Company will be responsible for paying their own income taxes on taxable income generated in 2001 and thereafter.

(12) SEGMENT INFORMATION

     Property, Agriculture and Golf comprise the separate industry segments of the Company. Operating income (loss)-Other consists primarily of unallocated overhead expenses and Total assets-Other consists primarily of cash and deferred expenses.

     Total revenues, operating income (loss), assets, capital expenditures, and depreciation and amortization by industry segment for 2000, 1999 and 1998 are set forth below:

                                          2000        1999        1998
                                        --------    --------    --------
  Revenues:
    Property . . . . . . . . . . . .    $ 37,850      22,181      49,642
    Agriculture. . . . . . . . . . .      22,283      30,074      34,551
    Golf . . . . . . . . . . . . . .      14,990      14,832      14,485
                                        --------    --------    --------
                                        $ 75,123      67,087      98,678
                                        ========    ========    ========
  Operating income (loss):
    Property:
      Reduction to carrying value
        of investments in real
        estate . . . . . . . . . . .    $(15,853)    (11,360)    (16,805)
      Other. . . . . . . . . . . . .      (1,435)       (801)    (15,305)
    Agriculture:
      Reduction in carrying value
        of assets in sugar
        operations . . . . . . . . .     (22,000)      --          --
      Other. . . . . . . . . . . . .     (22,425)    (11,971)     (4,049)
    Golf . . . . . . . . . . . . . .       3,884       4,039       2,713
    Other. . . . . . . . . . . . . .      (1,557)     (1,760)     (2,349)
                                        --------    --------    --------
                                        $(59,386)    (21,853)    (35,795)
                                        ========    ========    ========

                                          2000        1999        1998
                                        --------    --------    --------
  Total assets:
    Property . . . . . . . . . . . .    $102,408      96,937     121,957
    Agriculture. . . . . . . . . . .      90,147     169,433     197,288
    Golf . . . . . . . . . . . . . .      29,969      76,893      77,644
    Other. . . . . . . . . . . . . .      29,763      16,431      34,191
                                        --------    --------    --------
                                        $252,287     359,694     431,080
                                        ========    ========    ========
  Capital expenditures:
    Property . . . . . . . . . . . .    $    108       1,374      13,612
    Agriculture. . . . . . . . . . .       2,642       1,348       2,052
    Golf . . . . . . . . . . . . . .         239         332       1,932
    Other. . . . . . . . . . . . . .          21       --           --
                                        --------    --------    --------
                                        $  3,010       3,054      17,596
                                        ========    ========    ========
  Depreciation and amortization:
    Property . . . . . . . . . . . .    $    339         614         822
    Agriculture. . . . . . . . . . .       2,931       3,590       4,496
    Golf . . . . . . . . . . . . . .       1,318       1,315       1,250
    Other. . . . . . . . . . . . . .           5         137           4
                                        --------    --------    --------
                                        $  4,593       5,656       6,572
                                        ========    ========    ========

     The above information includes the results of operations of the two Kaanapali Golf Courses for the three years ending December 31, 2000. Total assets above do not reflect assets relating to the two courses as of December 31, 2000 (see note 3).

(13) SUBSEQUENT EVENTS

     See Notes 6 and 10 for additional subsequent events disclosure.

     Effective February 23, 2001, Mr. Grottke resigned as President of Amfac Hawaii LLC. The Company named Mr. Nickele as his replacement.

     On February 28, 2001, an interest payment (representing Mandatory Base Interest through February 28, 2001) of approximately $2,788 was paid to the holders of COLAs.

(14)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                 2000
                            ----------------------------------------------
                             At 3/31     At 6/30     At 9/30     At 12/31
                            ----------  ----------  ----------  ----------
Total income . . . . . . .  $   16,034      11,099      17,187      30,888
                            ==========  ==========  ==========  ==========

Net earnings (loss). . . .  $   (5,200)     (7,492)    (13,130)    (25,977)
                            ==========  ==========  ==========  ==========

                                                 1999
                            ----------------------------------------------
                             At 3/31     At 6/30     At 9/30     At 12/31
                            ----------  ----------  ----------  ----------
Total income . . . . . . .  $    8,546      26,441      18,146      14,739
                            ==========  ==========  ==========  ==========
Net earnings before
  extraordinary item . . .  $   (4,125)     (4,774)     (6,691)    (15,548)

Extraordinary item . . . .       --         11,243          28          (6)
                            ----------  ----------  ----------  ----------

Net earnings (loss). . . .  $   (4,125)      6,469      (6,663)    (15,554)
                            ==========  ==========  ==========  ==========

                                                            Schedule II

                              AMFAC HAWAII, LLC

                      Valuation and Qualifying Accounts

                Years ended December 31, 2000, 1999 and 1998

                           (Dollars in Thousands)


                           Additions   Additions
               Balance at  Charges to  Charges to              Balance at
               Beginning   Cost and     Other                      End
Description    of Period   Expenses    Accounts    Deductions   of Period
-----------    ----------  ----------  ----------  ----------  ----------

Year ended December 31, 2000:
----------------------------
 Allowance for
  doubtful
  accounts:
   Trade
    accounts      $  552         182        --           198         536
   Claims and
    other           --          --          --          --          --
                  ------       -----       -----       -----       -----
                  $  552         182        --           198         536
                  ======       =====       =====       =====       =====


Year ended December 31, 1999:
----------------------------
 Allowance for
  doubtful
  accounts:
   Trade
    accounts      $  595           1         --           44         552
   Claims and
    other            --          --          --          --          --
                  ------       -----       -----       -----       -----
                  $  595           1         --           44         552
                  ======       =====       =====       =====       =====

Year ended December 31, 1998:
----------------------------
 Allowance for
  doubtful
  accounts:
   Trade
    accounts      $  625          76         --          106         595
   Claims and
    other           --          --           --         --          --
                  ------       -----       -----       -----       -----
                  $  625          76         --          106         595
                  ======       =====       =====       =====       =====

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There were no changes in or disagreements with the accountants during the fiscal years 2000 and 1999.


                                  PART III

ITEM 10.  MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    As of December 31, 2000, the managers, executive officers and certain other officers of the Company were as follows:

                                          Position
                                          Held with
          Name                            the Company
       ----------                         ------------

      Judd D. Malkin                       Chairman
      Neil G. Bluhm                        Vice Chairman
      Gary Nickele                         Manager
      Gary Grottke                         President and Manager
      Peggy H. Sugimoto                    Senior Vice President and
                                           Chief Financial Officer
      Tamara G. Edwards                    Vice President and
                                           Manager
      Jeffrey G. Ashmore                   President of significant
                                           subsidiaries

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

     There is no family relationship among any of the foregoing directors, managers or officers.

     The foregoing managers have been elected to serve one-year terms until the next annual meeting to be held on the second Tuesday of August 2001 or until a successor is elected and qualified.

     There are no arrangements or understandings between or among any of said managers or officers and any other person pursuant to which any manager or officer was selected as such.

     The business experience during the past five years of the managers and such officers of the Company includes the following:

     Judd D. Malkin (age 63) has been Chairman of the Company since 1988, Mr. Malkin is also Chairman of the Board of JMB, an officer and/or director of various JMB affiliates and an individual general partner of several publicly offered real estate limited partnerships affiliated with JMB.
Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin was also Co-Chairman of the Board of Directors (from its inception in 1993 until November 2000) of Urban Shopping Centers, Inc., a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 63) has been Vice Chairman of the Company since 1994. Mr. Bluhm held various other officer positions with the Company from 1988 through 1993 and served as a Director from November 1989 to January 1994. Mr. Bluhm is also President and director of JMB, an officer and/or director of various JMB affiliates and an individual general partner of several publicly offered real estate limited partnerships affiliated with JMB. Mr. Bluhm has been associated with JMB since August 1970. Mr. Bluhm was a Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. (from its inception in 1993 until December 2000) that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Gary R. Grottke (age 45) has been President of the Company since April 1997 and has served as a Manager since August 1996. He was an officer of JMB from May 1989 to December 1993. Prior to joining JMB in 1989, Mr. Grottke was a Senior Manager at Peat, Marwick, Mitchell & Co. He holds a Masters degree in Business Administration from the Krannert School of Management at Purdue University and is a Certified Public Accountant. Effective February 23, 2001, Mr. Grottke resigned as President of the Company.

     Gary Nickele (age 48) has been Manager of the Company since August, 2000. Mr. Nickele has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Peggy H. Sugimoto (age 50) has been Senior Vice President and Chief Financial Officer of the Company since 1994 and had been Manager from August 1996 to February 1999. Ms. Sugimoto has been associated with the Company since 1976. She is a Certified Public Accountant.

     Tamara G. Edwards (age 46) has been Vice President of the Company since August 1996 and has been Manager since February 1999. Ms. Edwards has been President and Director of several of the subsidiaries since March 1997. Ms. Edwards served as Senior Counsel for the Company from 1995 through 1997. She is a member of the California and Florida Bar Associations.

     Jeffrey G. Ashmore (age 47) has been President of significant subsidiaries of the Company since April, 2000. Mr. Ashmore was President of American Machinery, a Hawaii based equipment dealership, from 1993 until he joined the Company in 2000. He is a Certified Public Accountant.

ITEM 11. EXECUTIVE COMPENSATION

   Certain of the officers and managers of the Company listed in item 10 above are officers and/or managers/directors of JMB or Northbrook and are compensated by JMB, Northbrook, or an affiliate thereof (other than the Company and its subsidiaries). The Company will reimburse Northbrook, JMB and their affiliates for any expenses incurred while providing services to the Company as described under the caption "Description of the COLAs - Limitations on Mergers and Certain Other Transactions" at pages 42-43 of the Prospectus, a copy of which is incorporated herein by reference. In addition, JMB may earn an amount, the Qualified Allowance (as defined), as described under the caption "Description of the COLAs - Certain Definitions" at page 51 of the Prospectus, a copy of which is incorporated herein by reference. See Item 13 below.


                         SUMMARY COMPENSATION TABLE

                        Annual Compensation (1)(3)(5)
                    -------------------------------------

                                                                 Other
                                                                Annual
                                                               Compensa-
                    Principal                 Salary    Bonus    tion
Name (2)            Position         Year    ($) (4)     ($)      ($)
---------------     ---------       -----    -------   ------  ---------
Gary Grottke        President        2000    378,000     N/A      N/A
                    and Manager      1999    325,000     N/A      N/A
                                     1998    400,000     N/A      N/A

Peggy Sugimoto      Senior Vice      2000    155,000   50,000     N/A
                    President        1999    145,000   45,000     N/A
                                     1998    145,000   35,000     N/A

Tamara G. Edwards   Vice President   2000    250,000  115,000     N/A
                    and Manager      1999    150,000  100,000     N/A
                                     1998    135,000   50,000     N/A

Jeff Ashmore        President of     2000    159,375     N/A      N/A
 (5)                significant      1999        N/A     N/A      N/A
                    subsidiaries     1998        N/A     N/A      N/A

Scott Nunokawa      President of a   2000     93,750     --     112,500
 (6)                significant      1999    135,000     --       N/A
                    subsidiary       1998     26,481     --       N/A
----------

      (1) The Company does not have a compensation committee. During 2000, 1999 and 1998, Mr. Malkin, Mr. Barber, and Mr. Grottke participated in the deliberations concerning executive officer compensation.

      (2) Includes CEO and 4 most highly compensated executives whose salary and bonus exceed $100,000.

      (3) Salary for Mr. Grottke represents the portion of his total compensation allocated and charged to the Company by Northbrook.

      (4) Compensation (including salary, bonus and severance) for Chris J. Kanazawa, former Senior Vice President and Director for 1998 was $199,134. Compensation (including salary, bonus and severance) for Teney
K. Takahashi, former Vice President for 1998 was $177,089.

      (5) As Mr. Ashmore was hired by the Company during 2000, the salary amount disclosed in 2000 in the above table is the amount earned for the partial year of employment with the Company. Mr. Ashmore's annualized salary in 2000 had he been employed by the Company for the entire year was $225,000.

      (6) As Mr. Nunokawa was hired by the Company during 1998 and resigned in 2000, the salary amounts disclosed in 1998 and 2000 in the above table are the amounts earned for the partial year of employment with the Company. Mr. Nunokawa's annualized salary in 1998 and 2000 had he been employed by the Company for the entire year was $135,000 and $150,000, respectively.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     All of the outstanding membership interests of Amfac Hawaii, LLC and its wholly-owned subsidiaries are owned by Northbrook. Substantially all of the shares of Northbrook are owned by Amfac Holdco L.L.C., a Delaware limited liability company ("Holdco"), which was formed as a holding company by the former Northbrook shareholders during 2000. Approximately 6.4% of the membership interests of Holdco are owned by JMB and approximately 90.2% are owned directly or indirectly by individuals who are shareholders or employees of JMB or members of their families (or trusts for their benefit). The remaining membership interests are owned by third parties that are not related to JMB. Randi Malkin Steinberger, Stephen Malkin and Barry Malkin, individually or through trusts which they control, each have beneficial ownership of approximately 9.7% of the membership interest of Holdco. Leslie Bluhm, Andrew Bluhm and Meredith Bluhm, individually or through trusts which they control, each have beneficial ownership of approximately 10.0% of the membership interests of Holdco. Kathleen Schreiber, in her capacity as trustee of various trusts for the benefit of members of her family, which trusts comprise the managing partners of a partnership which owns membership interests in Holdco, has beneficial ownership of approximately 6.1% of the membership interests in Holdco. Stuart Nathan, Executive Vice President and a director and shareholder of JMB, and his children, Scott Nathan and Robert Nathan, collectively have beneficial ownership of approximately 5.1% of the membership interests in Holdco; each of them, primarily by virtue of their status as general partners of partnerships which own such shares would also be considered to individually have beneficial ownership of substantially all of such shares.

     The approximately 83% of APIC that is not owned by Amfac Hawaii LLC is owned in substantially the same manner as Northbrook.



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

     In February 1997, the then outstanding balance of the Senior Debt, was consolidated under a single $104.8 million ten year promissory note, payable to Northbrook. In addition, in February 1997, the Company borrowed additional amounts from Northbrook's affiliate Fred Harvey Transportation Company ("Fred Harvey") under a $30 million revolving credit note. In 1998, the $104.8 million note was replaced by two nine-year notes: (i) a $99.6 million note, and (ii) a $15 million note (with an initial balance of $7.9 million). The $99.6 million note was transferred by Northbrook to Fred Harvey in 1998, and later in 1998, Fred Harvey sold the $30 million note to Northbrook. These notes were payable interest only until maturity, had a maturity date of February 17, 2007 and accrued interest at the prime rate plus 2%.

     As of December 31, 1998, the Company agreed to exercise its option to redeem the Class B COLAs that were "put" to a wholly-owned subsidiary of Northbrook for repurchase in partial consideration for (a) the agreements by the Company's affiliates, Fred Harvey Transportation Company ("Fred Harvey") and AF Investors, to defer until December 31, 2001 all interest accruing from January 1, 1998 through December 31, 2001 and relating to the approximately $99.6 million of Senior Indebtedness of the Company then owing to Fred Harvey and the approximately $47.7 million of Senior Indebtedness of the Company then owing to AF Investors (see below); and (b) Northbrook agreeing to cause approximately $55.1 million of the Company's indebtedness that was senior to the COLAs to be contributed to the capital of the Company. The redemption was completed on June 1, 1999. In connection with the foregoing deferral of interest and contribution of capital, the Company agreed to allow the Senior Debt held by Northbrook and its affiliates to be secured by substantially all assets of the Company to the extent such security was requested by Northbrook and its affiliates and was permitted under any other secured debt of the Company held by third parties. In connection therewith, Northbrook and its affiliates have obtained, or are in the process of obtaining mortgages or other security interests in substantially all of the real and personal property of the Registrants other than the golf course properties. As a result of the contribution, in the Company's December 31, 1998 balance sheet, the "Amounts due to affiliates - senior debt financing" were decreased, and the Company's "Member's equity (deficit)" was increased, by approximately $55.1 million. The deferral of interest, together with this contribution to capital, were made as part of the Company's effort to alleviate significant liquidity constraints and continue to meet the Value Maintenance Ratio requirement under the Indenture. As discussed above, effective December 29, 2000, the Company entered into a restructuring agreement with the certain other parties, including the holders of the Senior Debt by which Northbrook made additional capital contributions to the Company to total approximately $25 million (including $10 million related to employee termination costs) and agreed to contribute an additional portion of the Senior Debt to the Company, with a balance of principal and interest of $25 million as of such date, on December 31, 2006, so long as the new tax agreement entered into under the Restructuring Agreement is still in force.

     On June 1, 1999, the Company borrowed approximately $21.3 million from AF Investors, LLC ("AF Investors"), an affiliate of the Company, to redeem a portion of the Class B COLAs pursuant to the Class B COLA Redemption Offer (see Note 5). Pursuant to the terms of the Indenture, such amount borrowed from AF Investors is Senior Indebtedness that matures on December 31, 2008 and bears interest at a rate per annum of prime (9.50% at December 31, 2000) plus 1% (note deferral of interest discussions in
Note 4). Additional interest may be payable on such Senior Indebtedness upon its maturity based upon fair market value, if any, of the Company's equity at that time. Additionally, AF Investors submitted Class B COLAs pursuant to the Class B Redemption Offer and agreed to take back senior debt in the amount of $26.4 million from the Company in lieu of cash. Such Senior Indebtedness matures on December 31, 2008 and bears interest at a rate per annum equal to prime plus 1% (note deferral of interest discussion in Note 4). Additional interest may be payable on such senior debt upon its maturity based upon its fair market value, if any, of the Company's equity at that time.

     In September 1998, the Company purchased Tobishima Pacific, Inc.'s ("TPI") 50% ownership interest in the 96-acre beachfront parcel (commonly referred to as Kaanapali North Beach) for $12.0 million. The Company paid $2.4 million in cash and signed a note for $9.6 million. The note is secured by a mortgage on the property and was in favor of TPI and is "Senior Indebtedness" (as defined in the Indenture). The note was payable in five annual installments in the principal amount of $1.9 million beginning in September 1999. The note bore interest of 8.5% and is payable quarterly. In January 1999, the Company paid TPI approximately $2.2 million on its note to release Lot #1 for the Kaanapali Ocean Resort and the new 10-acre public recreation area at North Beach and an additional $1.9 million in September 1999 as required under the terms of the note. In October 2000, an affiliate of Northbrook purchased the note for the outstanding principal and accrued interest aggregating approximately $5.6 million. The Company was negotiating to restructure the debt and the affiliate agreed to defer the amounts due under the note until the restructuring was complete. On December 29, 2000, the note was amended to require quarterly interest payments beginning March 31, 2001 and two scheduled principal payments of $2.7 each in September of 2002 and 2003 (see Note 4 for further description of such amendment).

     In October of 1999, AF Investors paid approximately $.8 million to assume the lender's position in the loan to the Lihue Plantation Company, Limited ("Lihue") which was originally used to fund the acquisition of the Lihue's power generation equipment (see Note 4). The loan had an outstanding balance of $.8 million on the date of the loan transfer and bore interest at the rate equal to prime rate plus three and one half percent. The loan was secured by the Lihue power generation equipment, sugar inventories and receivables, certain other assets and real property of the Company, had limited recourse to the Company and certain other subsidiaries and was "Senior Indebtedness" as defined in the Indenture relating to the COLAs. The loan was satisfied in full in October 2000.

     The total amount due Northbrook and its subsidiaries for Senior Debt financing as of December 31, 2000 and $193 million, which includes deferred interest to affiliates on senior debt of approximately $43.7 million (all of which has been deferred, as described in Note 4). Under the terms of the Indenture, the amounts borrowed from Northbrook or its affiliates are "Senior Indebtedness" to the COLAs.

     The Company incurred interest expense of approximately $20.2 million, $14.1 million and $15.4 million for the years ended 2000, 1999 and 1998, respectively, in connection with the acquisition and additional Senior Debt financing obtained from affiliates.

     With respect to any calendar year, JMB or its affiliates may receive a Qualified Allowance in an amount equal to 1-1/2% per annum of the Fair Market Value (as defined) of the gross assets of the Company and its subsidiaries (other than cash and cash equivalents and Excluded Assets (as defined)) for providing certain advisory services for the Company. The aforementioned advisory services, which are provided pursuant to a 30-year Services Agreement entered into between the Company and JMB in November 1988, include making recommendations in the following areas: (i) the construction and development of real property; (ii) land use and zoning changes; (iii) the timing and pricing of properties to be sold; (iv) the timing, type and amount of financing to be incurred; (v) the agricultural business; and, (vi) the uses (agricultural, residential, recreational or commercial) for the land. For the years 1999, 2000 and 2001, JMB has agreed that the amount of the Qualified Allowance to be calculated shall not exceed the lesser of the amount described in the preceding sentence and $5 million. As the Fair Market Value was not determined as of December 31, 2000, no Qualified Allowance is considered to result for 2000 unless and until such amount may be determined in the future. However, the Qualified Allowance shall be earned and paid for each year prior to maturity of the COLAs only if the Company generates sufficient Net Cash Flow to pay Base Interest to the holders of the COLAs for such year of an amount equal to 8%. Any portion of the Qualified Allowance not paid for any year shall cumulate without interest and JMB or its affiliates shall be paid such amount with respect to any succeeding year, after the payment of all Contingent Base Interest for such year, to the extent of 100% of remaining Net Cash Flow until an amount equal to 20% of the Base Interest with respect to such year has been paid, and thereafter, to the extent of the product of (a) remaining Net Cash Flow, multiplied by (b) a fraction, the numerator of which is the cumulative deficiency as of the end of such year in the Qualified Allowance and the denominator of which is the sum of the cumulative deficiencies as of the end of such year in the Qualified Allowance and Base Interest. A Qualified Allowance for 1989 of approximately $6.2 million was paid on February 28, 1990. Approximately $79.1 million of Qualified Allowance related to the period from January 1, 1990 through December 31, 2000 has not been earned and paid and is payable only from future Net Cash Flow. Accordingly, because the Company does not believe it is probable at this time that a sufficient level of Net Cash Flow will be generated in the future to pay Qualified Allowance, the Company has not accrued for any Qualified Allowance in the accompanying consolidated financial statements. JMB has informed the Company that no incremental costs or expenses have been incurred relating to the provision of these advisory services. The Company believes that using an incremental cost methodology is reasonable. The following table is a summary of the Qualified Allowance for the years ended December 31, 2000, 1999 and 1998 (dollars are in millions):

                                           2000        1999       1998
                                         --------    --------   --------

Qualified Allowance calculated . . . .   $   --           5.0       9.8
Qualified Allowance paid . . . . . . .       --          --         --
Cumulative deficiency of Qualified
  Allowance at end of year . . . . . .   $   79.1        79.1      74.1

Net Cash Flow was $0 for 2000, 1999 and 1998.

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

     The Company, its subsidiaries and their joint ventures, reimburse Northbrook, JMB and their affiliates for direct expenses incurred on their behalf, including salaries and salary related expenses incurred in connection with the management of the Company's or its subsidiaries and the joint ventures' operations. The total of such costs through December 31, 2000, 1999 and 1998 was $.9 million, $.8 million and $.7 million, respectively, of which $.9 million was unpaid as of December 31, 2000. In addition, as of December 31, 2000, the current portion of amounts due affiliates includes approximately $9.1 million and $2.0 million of income tax payable related to the Class A Redemption Offer and Class B COLA Redemption Offer, respectively. Also, the Company pays a non-accountable reimbursement of approximately $.03 million per month to JMB or its affiliates in respect of general overhead expense, all of which was paid as of December 31, 2000.

     JMB Insurance Agency, Inc. an affiliate of JMB, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those available to the Company in similar dealings with unaffiliated third parties. The total of such commissions for the years ended December 31, 2000, 1999 and 1998 was approximately $.4 million, $.6 million and $.6 million, all of which was paid as of December 31, 2000.

     Northbrook and its affiliates allocated certain charges for services to the Company based upon the estimated level of services for the years ended December 31, 2000, 1999 and 1998 of approximately $.6 million, $.7 million and $.9 million, respectively, of which $1.2 million was unpaid as of December 31, 2000. The affiliated charges for the years ended
December 31, 2000, 1999 and 1998 were offset by $.04 million, $.08 million and $.02 million, respectively, of certain charges for certain expenditures paid by the Company for Northbrook. These services and costs are intended to reflect the Company's separate costs of doing business and are principally related to the inclusion of the Company's employees in the Northbrook pension plan, payment of severance and termination benefits and reimbursement for insurance claims paid on behalf of the Company. All amounts described above, deferred or currently payable, do not bear interest and are expected to be paid in future periods.

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


                              AMFAC HAWAII, LLC



                              By:   Gailen J. Hull
                                    Senior Vice President
                              Date: March 30, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Gary Nickele
                                    President and Manager
                              Date: March 30, 2001



                              By:   Peggy Sugimoto
                                    Senior Vice President,
                                    Chief Financial Officer
                              Date: March 30, 2001



                              By:   Gailen J. Hull
                                    Senior Vice President and
                                    Principal Accounting Officer
                              Date: March 30, 2001

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMFAC LAND COMPANY, LTD.



                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 30, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Tamara G. Edwards
                                    President and Director
                              Date: March 30, 2001



                              By:   Peggy Sugimoto
                                    Vice President
                              Date: March 30, 2001



                              By:   Gailen J. Hull
                                    Vice President,
                                    Principal Accounting Officer
                                    and Director
                              Date: March 30, 2001

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMFAC PROPERTY DEVELOPMENT CORP.



                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 30, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Tamara G. Edwards
                                    President and Director
                              Date: March 30, 2001



                              By:   Peggy Sugimoto
                                    Senior Vice President - Finance
                              Date: March 30, 2001



                              By:   Gailen J. Hull
                                    Vice President,
                                    Principal Accounting Officer
                                    and Director
                              Date: March 30, 2001

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMFAC PROPERTY INVESTMENT CORP.



                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 30, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Tamara G. Edwards
                                    President and Director
                              Date: March 30, 2001



                              By:   Peggy Sugimoto
                                    Senior Vice President - Finance
                              Date: March 30, 2001



                              By:   Gailen J. Hull
                                    Vice President,
                                    Principal Accounting Officer
                                    and Director
                              Date: March 30, 2001

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              H. HACKFELD & CO., LTD.



                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 30, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Jeffrey G. Ashmore
                                    President
                              Date: March 30, 2001



                              By:   Tamara G. Edwards
                                    Vice President and Director
                              Date: March 30, 2001



                              By:   Peggy Sugimoto
                                    Vice President
                              Date: March 30, 2001



                              By:   Gailen J. Hull
                                    Vice President,
                                    Principal Accounting Officer
                                    and Director
                              Date: March 30, 2001

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              KAANAPALI ESTATE COFFEE, INC.



                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 30, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Gary Nickele
                                    President and Director,
                              Date: March 30, 2001



                              By:   Peggy Sugimoto
                                    Vice President
                              Date: March 30, 2001



                              By:   Gailen J. Hull
                                    Vice President,
                                    Principal Accounting Officer
                                    and Director
                              Date: March 30, 2001

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              KEKAHA SUGAR COMPANY, LIMITED



                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 30, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Gary Nickele
                                    Vice President and Director
                              Date: March 30, 2001



                              By:   Peggy Sugimoto
                                    Vice President
                              Date: March 30, 2001



                              By:   Gailen J. Hull
                                    Vice President,
                                    Principal Accounting Officer
                                    and Director
                              Date: March 30, 2001



                              By:   Jeffrey G. Ashmore
                                    President
                              Date: March 30, 2001

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              THE LIHUE PLANTATION COMPANY, LIMITED



                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 30, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Gary Nickele
                                    Vice President and Director
                              Date: March 30, 2001



                              By:   Peggy Sugimoto
                                    Vice President
                              Date: March 30, 2001



                              By:   Gailen J. Hull
                                    Vice President,
                                    Principal Accounting Officer
                                    and Director
                              Date: March 30, 2001



                              By:   Jeffrey G. Ashmore
                                    President
                              Date: March 30, 2001

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              OAHU SUGAR COMPANY, LIMITED



                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 30, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Gary Nickele
                                    President and Director,
                              Date: March 30, 2001



                              By:   Tamara G. Edwards
                                    Vice President and Director
                              Date: March 30, 2001



                              By:   Peggy Sugimoto
                                    Vice President
                              Date: March 30, 2001



                              By:   Gailen J. Hull
                                    Vice President,
                                    Principal Accounting Officer
                                    and Director
                              Date: March 30, 2001

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PIONEER MILL COMPANY, LIMITED



                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 30, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Gary Nickele
                                    Vice President and Director
                              Date: March 30, 2001



                              By:   Peggy Sugimoto
                                    Vice President
                              Date: March 30, 2001



                              By:   Gailen J. Hull
                                    Vice President,
                                    Principal Accounting Officer
                                    and Director
                              Date: March 30, 2001



                              By:   Jeffrey G. Ashmore
                                    President
                              Date: March 30, 2001

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PUNA SUGAR COMPANY, LIMITED




                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 30, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Gary Nickele
                                    President and Director
                              Date: March 30, 2001



                              By:   Tamara G. Edwards
                                    Vice President and Director
                              Date: March 30, 2001



                              By:   Peggy Sugimoto
                                    Vice President
                              Date: March 30, 2001



                              By:   Gailen J. Hull
                                    Vice President,
                                    Principal Accounting Officer
                                    and Director
                              Date: March 30, 2001

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              WAIAHOLE IRRIGATION COMPANY, LIMITED



                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 30, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Paul C. Nielsen
                                    President
                              Date: March 30, 2001



                              By:   Peggy Sugimoto
                                    Senior Vice President
                                    and Director
                              Date: March 30, 2001



                              By:   Gailen J. Hull
                                    Vice President,
                                    Principal Accounting Officer
                                    and Director
                              Date: March 30, 2001

                                 SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              WAIKELE GOLF CLUB, INC.



                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 30, 2001


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Tamara G. Edwards
                                    President
                              Date: March 30, 2001



                              By:   Peggy Sugimoto
                                    Senior Vice President - Finance
                                    and Director
                              Date: March 30, 2001



                              By:   Gailen J. Hull
                                    Vice President,
                                    Principal Accounting Officer
                                    and Director
                              Date: March 30, 2001

                                EXHIBIT INDEX

Exhibit No.       Exhibit
-----------       -------

  2.1 Agreement and Plan of Merger by and between Amfac/JMB Hawaii, Inc. and Amfac/JMB Hawaii, L.L.C. dated as of February 27, 1998.
(7)

  3.1             Articles of Incorporation of Amfac Property Development
Corp.

  3.2             Amended and Restated By-Laws of Amfac Property
Developments Corp. (1)

  3.3             Articles of Incorporation of Amfac Property Investment
Corp. (1)

  3.4             Amended and Restated By-Laws of Amfac Property
Investment Corp. (1)

  3.5             Articles of Incorporation of Amfac Land Company, Limited
(1)

  3.6             Amended and Restated By-Laws of Kaanapali Estate Coffee,
Inc. (1)

  3.7             Articles of Incorporation of Amfac Agribusiness, Inc.
(1)

  3.8             Amended and Restated By-Laws of Kekaha Sugar Company,
Limited. (1)

  3.9             Articles of Association of Kekaha Sugar Company,
Limited. (1)

  3.10            Amended and Restated By-Laws of The Lihue Plantation
Company, Limited. (1)

  3.11            Articles of Association of The Lihue Plantation Company,
Limited (1)

  3.12            Amended and Restated By-Laws of Oahu Sugar Company,
Limited. (1)

  3.13            Articles of Association of Oahu Sugar Company,
Limited. (1)

  3.14            Amended and Restated By-Laws of Pioneer Mill Company,
Limited. (1)

  3.15            Articles of Association of Pioneer Mill Company,
Limited. (1)

  3.16            Amended and Restated By-Laws of Puna Sugar Company,
Limited. (1)

  3.17            Articles of Association of Puna Sugar Company,
Limited. (1)

  3.18            Amended and Restated By-Laws of H. Hackfeld & Co., Ltd.

  3.19            Articles of Association of H. Hackfeld & Co., Ltd. (1)

  3.20            Amended and Restated By-Laws of Waiahole Irrigation
Company, Limited.

  3.21            Articles of Incorporation of Waiahole Irrigation
Company, Limited. (1)

Exhibit No.       Exhibit
-----------       -------

  4.1 Indenture, including the form of COLAs, among Amfac/JMB Hawaii, Inc., its subsidiaries as Guarantors and Continental Bank National Association, as Trustee (dated as of March 14, 1989). (2)

  4.2 Amendment dated as of January 17, 1990 to the Indenture relating to the COLAs. (2)

  4.3 The five year $66,000,000 loan with the Employees' Retirement System of the State of Hawaii to Amfac/JMB Hawaii, Inc. as of June 25, 1991. (3)

  4.4 Amendment to the $66,000,000 loan with the Employees' Retirement System of the State of Hawaii to Amfac/JMB Hawaii, Inc. as of April 18, 1996. (4)

  4.5 $10,000,000 loan agreement between Amfac Property Development Corp. and City Bank at December 18, 1996. (5)

  4.6 Amended and Restated $25,000,000 loan agreement between Waikele Golf Club, Inc. Bank of Hawaii dated February 4, 1997. (6)

  4.7             Second Supplement to the Indenture dated as of March 1,
1998. (7)

  4.8 Third Supplement to the Indenture dated as of October 16, 2000 is filed herewith.

  4.9 Promissory Note A, in replacement of Note #1, in the amount of $28,370,074.56 between Amfac Hawaii LLC and Fred Harvey
Transportation Company dated December 29, 2000 is filed herewith.

  4.10 Promissory Note B, in replacement of Note #1, in the amount of $68,059,328.34 between Amfac Hawaii LLC and Fred Harvey
Transportation Company dated December 29, 2000 is filed herewith.

  4.11 Amended and Restated Promissory Note in the amount of $26,375,300 between Amfac Hawaii LLC and AF Investors LLC dated December 29, 2000 is filed herewith.

  4.12 Amended and Restated Promissory Note in the amount of $21,318,000 between Amfac Hawaii LLC and AF Investors LLC dated December 29, 2000 is filed herewith.

  4.13 Amended and Restated Promissory Note in the amount of $10,000,000 between Amfac Hawaii LLC and Northbrook Corporation dated December 29, 2000 is filed herewith.

  4.14 Amended and Restated Promissory Note between The Lihue Plantation Company, Limited and Northbrook Corporation dated December 29, 2000 is filed herewith.

  4.15 Amended and Restated Promissory Note between The Lihue Plantation Company, Limited and Northbrook Corporation dated December 29, 2000 is filed herewith.

  4.16 Assignment of Loan Documents between Tobishima Pacific, Inc. and 900 Investment Management, L.P. dated September 29, 2000 is filed herewith.

Exhibit No.       Exhibit
-----------       -------

  4.17 Assignment of Loan Documents between 900 Investment Management L.P. and NB Realty Holdings-VI, Inc. dated September 29, 2000 is filed herewith.

  4.18 Note Modification Agreement between Amfac Property Investment Corp. and NB Realty Holdings-VI, Inc. dated October 2, 2000 is filed herewith.

  4.19 Second Note Modification agreement between Amfac Hawaii and NB Holdings-VI, Inc. dated December 31, 2000 is filed herewith.

 10.1 General Lease S-4222, dated January 1, 1969, by and between the State of Hawaii and Kekaha Sugar Company, Limited. (1)

 10.2 Grove Farm Haiku Lease, dated January 25, 1974 by and between Grove Farm Company, Incorporated and The Lihue Plantation Company, Limited. (1)

 10.3 General Lease S-4412, dated October 31, 1974, by and between the State of Hawaii and the Lihue Plantation Company, Limited. (1)

 10.4 General Lease S-4576, dated March 15, 1978, by and between the State of Hawaii and The Lihue Plantation Company, Limited. (1)

 10.5 General Lease S-3821, dated July 8, 1964, by and between the State of Hawaii and East Kauai Water Company, Ltd. (1)

 10.6 Amended and Restated Power Purchase Agreement, dated as of June 15, 1992, by and between The Lihue Plantation Company, Limited and Citizens Utilities Company. (1)

 10.7 U.S. Navy Waipio Peninsula Agricultural Lease, dated May 26, 1964, between The United States of America (as represented by the U.S. Navy) and Oahu Sugar Company, Ltd. (1)

 10.8 Amendment to the Robinson Estate Hoaeae Lease, dated May 15, 1967, by and between various Robinsons, heirs of Robinsons, Trustees and Executors, etc. and Oahu Sugar Company, Limited amending and restating the previous lease. (1)

 10.9 Amendment to the Campbell Estate Lease, dated April 16, 1970, between Trustees under the Will and of the Estate of James Campbell, Deceased, and Oahu Sugar Company, Limited amending and restating the previous lease. (1)

 10.10 Bishop Estate Lease No. 24,878, dated June 17, 1977, by and between the Trustees of the Estate of Bernice Pauahi Bishop and Pioneer Mill Company, Limited. (1)

 10.11 General Lease S-4229, dated February 25, 1969, by and between the State of Hawaii, by its Board of Land and Natural Resources and Pioneer Mill Company, Limited. (1)

Exhibit No.       Exhibit
-----------       -------

 10.12 Honokohau Water License, dated December 22, 1980, between Maui Pineapple Company Ltd. and Pioneer Mill Company, Limited. (1)

 10.13 Water Licensing Agreement, dated September 22, 1980, by and between Maui Land & Pineapple Company, Inc. and Amfac, Inc. (1)

 10.14 Amfac Hawaii Tax Agreement, dated November 21, 1988 between Amfac/JMB Hawaii, Inc., and Amfac Property Development Corp.; Amfac Property Investment Corp.; Amfac Sugar and Agribusiness, Inc.; Kaanapali Water Corporation; Amfac Agribusiness, Inc.; Kekaha Sugar Company, Limited; The Lihue Plantation Company, Limited; Oahu Sugar Company, Limited; Pioneer Mill Company, Limited; Puna Sugar Company, Limited; H. Hackfeld & Co., Ltd.; and Waiahole Irrigation Company, Limited. (2) Amfac-Amfac Hawaii Tax Agreement, dated February 21, 1989 between Amfac, Inc. and Amfac/JMB Hawaii, Inc. (2) Services Agreement, dated November 18, 1988, between Amfac/JMB Hawaii, Inc., and Amfac Property Development Corp.; Amfac Property Investment Corp.; Amfac Sugar and Agribusiness, Inc.; Kaanapali Water Corporation; Amfac Agribusiness, Inc.; Kekaha Sugar Company, Limited; The Lihue Plantation Company, Limited; Oahu Sugar Company, Limited; Pioneer Mill Company, Limited; Puna Sugar Company, Limited; H. Hackfeld & Co., Ltd.; and Waiahole Irrigation Company, Limited and JMB Realty Corporation.
(2)

 10.15 Amfac-Amfac Hawaii Tax Agreement, dated February 21, 1989 between Amfac, Inc. and Amfac/JMB Hawaii, Inc. (2)

 10.16 Agreement Concerning Amfac - Amfac Hawaii Tax Agreement by and among Amfac Hawaii LLC and Northbrook Corporation dated November 30, 2000 is filed herewith.

 10.17 Tax Agreement by and among Northbrook Corporation and Amfac Hawaii LLC dated December 29, 2000 is filed here with.

 10.18 Contribution Agreement by and among Amfac Property Investment Corp., Pioneer Mill Company, Limited, Northbrook Corporation, AF Investors, LLC and Fred Harvey Transportation Company dated November 27, 2000 is filed herewith.

 10.19 Restructuring Agreement by and among Amfac Hawaii LLC, and subsidiaries, Amfac Property Investment Corp., Northbrook Corporation, AF Investors, LLC, Fred Harvey Transportation Company, Amfac Finance Limited Partnership and NV Realty Holdings-VI, Inc. dated December 29, 2000 is filed herewith.

 10.20 Services Agreement, dated November 18, 1988, between Amfac/JMB Hawaii, Inc., and Amfac Property Development Corp.; Amfac Property Investment Corp.; Amfac Sugar and Agribusiness, Inc.; Kaanapali Water Corporation; Amfac Agribusiness, Inc.; Kekaha Sugar Company, Limited; The Lihue Plantation Company, Limited; Oahu Sugar Company, Limited; Pioneer Mill Company, Limited; Puna Sugar Company, Limited; H. Hackfeld & Co., Ltd.; and Waiahole Irrigation Company, Limited and JMB Realty Corporation.
(2)

Exhibit No.       Exhibit
-----------       -------

 10.21. Assignment and assumption agreement dated September 30, 1998, executed by TPI and APIC. (8)

 10.22.           Assignment and Contribution Agreement effective
December 31, 1998 between Northbrook Corporation and Amfac/JMB Hawaii,
L.L.C. (9)

 10.23. Note Modification Agreement dated December 31, 1998 between Amfac/JMB Hawaii, L.L.C. and Fred Harvey Transportation Company.
(9)

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

      (3) Previously filed as exhibits to the Company's Form 10-Q report under the Securities Act of 1934 (File No. 33-24180) filed on August 13, 1991 and hereby incorporated by reference.

      (4) Previously filed as an exhibit to the Company's Form 10-Q report under the Securities Act of 1934 (File No. 33-24180) filed May 13, 1996 and hereby incorporated by reference.

      (5) Previously filed as exhibit to the Company's Form 10-K report under the Securities Act of 1934 (File No. 33-24180) filed March 21, 1997 and hereby incorporated by reference.

      (6) Previously filed as exhibit to the Company's Form 10-Q report under the Securities Act of 1934 (File No. 33-24180) filed May 15, 1996 and hereby incorporated by reference.

      (7) Previously filed as exhibit to the Company's Form 8-K report under the Securities Act of 1934 (File No. 33-24180) filed March 3, 1998 and hereby incorporated by reference.

      (8) Previously filed as exhibit to the Company's Form 10-Q report under the Securities Act of 1934 (File No. 33-24180) filed November 12, 1998 and hereby incorporated by reference.

      (9) Previously filed as exhibit to the Company's Form 10-K report under the Securities Act of 1934 (File No. 33-24180) filed March 8, 1999 and hereby incorporated by reference.

      No annual report or proxy material for 2000 was sent to the COLA holders of the Company. An annual report will be sent to the COLA holders subsequent to this filing.