Form 10-Q
period 2001-03-31
AMFAC JMB HAWAII INC
filed 2001-05-15
CIK 839437

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended
March 31, 2001                          Commission File Number 33-24180



                           AMFAC HAWAII, LLC
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

As of November 10, 2000, all of Amfac Hawaii LLC's membership interest is solely owned by Northbrook Corporation, an Illinois corporation, and not traded on a public market.

                      ADDITIONAL REGISTRANTS (1)


                                              Address, including,
                                              zip code,
Exact name of   State or other  IRS           and telephone number,
registrant as   jurisdiction of Employer      including area code of
specified in itsincorporation orIdentificationregistrant's principal
Charter         organization    Number        executive offices
--------------- --------------- ------------  -----------------------

Amfac Land      Hawaii          99-0185633    900 North Michigan Avenue
Company, Limited                              Chicago, Illinois 60611
                                              312/440-4800

Amfac Property  Hawaii          99-0150751    900 North Michigan Avenue
Development Corp.                             Chicago, Illinois 60611
                                              312/440-4800

Amfac Property  Hawaii          99-0202331    900 North Michigan Avenue
 Investment                                   Chicago, Illinois 60611
 Corp. (2)                                    312/440-4800

H. Hackfeld     Hawaii          99-0037425    900 North Michigan Avenue
 & Co., Ltd.                                  Chicago, Illinois 60611
                                              312/440-4800

Kaanapali EstateHawaii          99-0176334    900 North Michigan Avenue
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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     4

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . .    22


PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    31

Item 3.    Defaults Upon Senior Securities. . . . . . . . . .    35

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    36

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                           AMFAC HAWAII, LLC

                      Consolidated Balance Sheets

                 March 31, 2001 and December 31, 2000
                        (Dollars in Thousands)



                                          MARCH 31,      DECEMBER 31,
                                            2001            2000
                                        (Unaudited)        (Note 1)
                                        -----------      -----------
A S S E T S
-----------

Current assets:
  Cash and cash equivalents . . . . .       $ 10,298           9,660
  Receivables-net . . . . . . . . . .          1,917           2,648
  Inventories . . . . . . . . . . . .         29,897          47,177
  Prepaid expenses. . . . . . . . . .          1,259             120
  Escrow deposits and restricted
    funds . . . . . . . . . . . . . .          8,350           8,784
                                            --------        --------
        Total current assets. . . . .         51,721          68,389
                                            --------        --------

Property, plant and equipment:
  Land and land improvements. . . . .        152,597         153,650
  Machinery and equipment . . . . . .         44,071          44,251
  Construction in progress. . . . . .            174             469
                                            --------        --------
                                             196,842         198,370
  Less accumulated depreciation
    and amortization. . . . . . . . .         48,182          47,282
                                            --------        --------
                                             148,660         151,088
                                            --------        --------
Deferred expenses, net. . . . . . . .          5,153           5,299
Other assets. . . . . . . . . . . . .         26,999          27,511
                                            --------        --------
                                            $232,533         252,287
                                            ========        ========

                           AMFAC HAWAII, LLC

                                          MARCH 31,      DECEMBER 31,
                                            2001            2000
                                        (Unaudited)        (Note 1)
                                        -----------      -----------
L I A B I L I T I E S
---------------------
Current liabilities:
  Accounts payable. . . . . . . . . .       $  4,388           5,823
  Accrued expenses. . . . . . . . . .          9,071          13,419
  Current portion of long-term
    debt. . . . . . . . . . . . . . .          3,159           3,286
  Current portion of deferred
    income taxes. . . . . . . . . . .            388           3,027
  Income taxes payable. . . . . . . .          2,914           --
  Amounts due to affiliates . . . . .         12,948          12,660
  Amounts due to affiliates -
    Senior Debt financing in default.        181,593         187,095
                                            --------        --------
        Total current liabilities . .        214,461         225,310
                                            --------        --------
Amounts due to affiliates -
  Senior Debt financing . . . . . . .          5,460           5,460
Accumulated postretirement
  benefit obligation. . . . . . . . .         39,509          41,433
Long-term debt. . . . . . . . . . . .         23,614          23,735
Other long-term liabilities . . . . .         13,938          15,092
Deferred income taxes . . . . . . . .            971           4,174
Certificate of Land Appreciation
  Notes . . . . . . . . . . . . . . .        139,413         139,413
                                            --------        --------
        Total liabilities . . . . . .        437,366         454,617
                                            --------        --------
Commitments and contingencies
  (notes 2, 3, 4, 6, 7 and 8)

Investment in unconsolidated entity,
  at equity . . . . . . . . . . . . .          7,711           7,628


M E M B E R ' S   E Q U I T Y   (D E F I C I T )
------------------------------------------------

Member's equity (deficit) . . . . . .       (212,544)       (209,958)
                                            --------        --------
        Total Member's equity
          (deficit) . . . . . . . . .       (212,544)       (209,958)
                                            --------        --------
                                            $232,533         252,287
                                            ========        ========












              The accompanying notes are an integral part
               of the consolidated financial statements.

                           AMFAC HAWAII, LLC

                 Consolidated Statements of Operations

              Three Months Ended March 31, 2001 and 2000
                        (Dollars in Thousands)
                              (Unaudited)


                                                 2001          2000
                                               --------      --------
Revenue:
  Agriculture . . . . . . . . . . . . . . .    $  2,565         6,215
  Property. . . . . . . . . . . . . . . . .      19,239         5,059
  Golf. . . . . . . . . . . . . . . . . . .       1,247         4,660
                                               --------      --------
                                                 23,051        15,934
                                               --------      --------
Cost of sales:
  Agriculture . . . . . . . . . . . . . . .         742         6,241
  Property. . . . . . . . . . . . . . . . .      19,404         3,975
  Golf. . . . . . . . . . . . . . . . . . .         778         2,417
                                               --------      --------
                                                 20,924        12,633
Operating expenses:
  Selling, general and administrative . . .       2,123         2,296
  Depreciation and amortization . . . . . .         924         1,338
                                               --------      --------
Total costs and expenses. . . . . . . . . .      23,971        16,267

Operating income (loss) . . . . . . . . . .        (920)         (333)
                                               --------      --------

Non-operating income (expenses):
  Amortization of deferred costs. . . . . .        (176)         (211)
  Interest expense. . . . . . . . . . . . .      (6,719)       (8,006)
  Interest income . . . . . . . . . . . . .         188           100
                                               --------      --------
                                                 (6,707)       (8,117)
                                               --------      --------
    Loss before taxes . . . . . . . . . . .      (7,627)       (8,450)
                                               --------      --------

  Income tax benefit. . . . . . . . . . . .       2,928         3,250
                                               --------      --------

    Net income (loss) . . . . . . . . . . .    $ (4,699)       (5,200)
                                               ========      ========



















              The accompanying notes are an integral part
               of the consolidated financial statements.

                           AMFAC HAWAII, LLC

                 Consolidated Statements of Cash Flows

              Three Months Ended March 31, 2001 and 2000
                        (Dollars in Thousands)
                              (Unaudited)

                                                 2001          2000
                                               --------      --------
Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . .    $ (4,699)       (5,200)
  Items not requiring (providing) cash:
    Depreciation and amortization . . . . .         924         1,338
    Amortization of deferred costs. . . . .         176           211
    Equity in earnings of investments . . .          83         --
    Income tax benefit. . . . . . . . . . .      (2,928)       (3,250)
    Interest on ERS debt in default . . . .       --            1,584
    Interest on advances from affiliates. .       5,036         4,487
Changes in:
  Restricted cash . . . . . . . . . . . . .         434           349
  Receivables - net . . . . . . . . . . . .         731          (213)
  Inventories . . . . . . . . . . . . . . .      18,762        (2,467)
  Prepaid expenses. . . . . . . . . . . . .      (1,139)         (239)
  Accounts payable. . . . . . . . . . . . .      (1,435)         (659)
  Accrued expenses. . . . . . . . . . . . .      (2,235)         (725)
  Amounts due to affiliates . . . . . . . .         288           227
  Other long-term liabilities . . . . . . .      (1,957)       (1,124)
                                               --------      --------
        Net cash provided by (used in)
          operating activities. . . . . . .      12,041        (5,681)
                                               --------      --------
Cash flows from investing activities:
  Property additions. . . . . . . . . . . .          (5)         (203)
  Property sales, disposals and
    retirements - net . . . . . . . . . . .          27         --
  Other assets. . . . . . . . . . . . . . .        (450)         (722)
  Other long-term liabilities . . . . . . .        (159)          561
                                               --------      --------
        Net cash provided by (used in)
          investing activities. . . . . . .        (587)         (364)
                                               --------      --------
Cash flows from financing activities:
  Deferred expenses . . . . . . . . . . . .         (30)           (5)
  Net (repayments) proceeds of
    long-term debt. . . . . . . . . . . . .        (248)          (69)
  Net amounts due to affiliates . . . . . .     (10,538)        2,536
                                               --------      --------
        Net cash provided by (used in)
          financing activities. . . . . . .     (10,816)        2,462
                                               --------      --------
        Net increase (decrease) in
          cash and cash equivalents . . . .         638        (3,583)
        Cash and cash equivalents,
          beginning of year . . . . . . . .       9,660         9,977
                                               --------      --------
        Cash and cash equivalents,
          end of period . . . . . . . . . .    $ 10,298         6,394
                                               ========      ========

                           AMFAC HAWAII, LLC

                                                 2001          2000
                                               --------      --------

Supplemental disclosure of cash flow
 information:
  Cash paid for interest (net of
    amount capitalized) . . . . . . . . . .    $  3,915         3,341
                                               ========      ========

  Schedule of non-cash investing and
   financing activities:
    Transfer of property actively held
      for sale to real estate inventories .    $  1,482         2,178
                                               ========      ========















































              The accompanying notes are an integral part
               of the consolidated financial statements.

                           AMFAC HAWAII, LLC

              Notes to Consolidated Financial Statements

                        March 31, 2001 and 2000
                              (unaudited)

                        (Dollars in Thousands)


Readers of this quarterly report should refer to the Company's audited financial statements for the fiscal year ended December 31, 2000, which are included in the Company's 2000 Annual Report, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

      All reference to "Notes" are to Notes to the Consolidated Financial Statements contained in this report.

(1)  BASIS OF ACCOUNTING

     Amfac Hawaii, LLC ("AHI", and collectively with the Additional Registrants, as their respective interests may appear, the "Company") is a Hawaii limited liability company. AHI changed its name from Amfac/JMB Hawaii, L.L.C. in March 2000. AHI is wholly-owned by Northbrook Corporation ("Northbrook"). The primary business activities of the Company, are land development and sales and golf course management and agriculture. In September 2000, the Company announced its plan to shutdown the remaining sugar operations which represented a substantial portion of its agriculture segment. The Company owns as of the date of this report approximately 24,000 acres of land located on the islands of Maui and Kauai in the State of Hawaii. In addition to its owned lands, the Company leases approximately 4,000 acres of land used primarily in conjunction with its agricultural operations. The Company's operations are subject to significant government regulation.

     AHI will continue until at least December 31, 2027, unless earlier dissolved. AHI's sole member (Northbrook) is not obligated for any debt, obligation or liability of the Company. However, AHI and certain additional subsidiaries are obligated to Northbrook and its affiliates for the repayment of substantial loans and advances made to them, as described below.

     The Company has three primary business segments. The agriculture segment ("Agriculture") is responsible for the Company's remaining agricultural activities (the Company's remaining sugar plantations were shut down at the end of 2000). The real estate segment ("Property") is responsible for development and sales activities related to the Company's owned land, all of which is in the State of Hawaii. The golf segment ("Golf") is responsible for the management and operation of the Company's golf course facilities.

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

                           AMFAC HAWAII, LLC

                        (Dollars in Thousands)


significant influence are accounted for by the equity method. To the extent the Company engages in such activities as a general partner, the Company is contingently liable for the obligations of its partnership and joint venture investments.

     The Company's policy is to consider all amounts held with original maturities of three months or less in U.S. Government obligations, certificates of deposit and money market funds (approximately $9,393 and $8,550 at March 31, 2001 and December 31, 2000, respectively) as cash equivalents that are reflected at cost, which approximates market. In addition, restricted cash ($8,350 and $8,784 at March 31, 2001 and December 31, 2000, respectively), represents cash which was restricted primarily to fund, among other things, certain liabilities, and debt service on long-term debt (related to the acquisition of power generation equipment).

     Project costs associated with the acquisition, development and construction of real estate projects are capitalized and classified as construction in progress. Such capitalized costs are not in excess of the project's estimated fair value, as reviewed periodically or as considered necessary. In addition, interest is capitalized to qualifying assets (principally real estate under development) during the period that such assets are undergoing activities necessary to prepare them for their intended use. Such capitalized interest is charged to cost of sales as revenue from the real estate development is recognized. Interest costs of $0 and $273 have been capitalized for the three months ended March 31, 2001 and 2000, respectively.

     Land actively held for sale and any related development costs transferred from construction in progress are reported as inventories in the accompanying consolidated balance sheets and are stated at the lower of cost or fair value less costs to sell.

     Impairment losses are to be recorded on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Land held for sale of approximately $27,281 and $44,772 is included in inventory in the accompanying consolidated balance sheets at March 31, 2001 and December 31, 2000, respectively, and is carried at the lower of cost or fair value less cost to sell.

     During the third quarter of 2000, the Company recognized impairment losses of $22,000 primarily on property, plant and equipment formerly used in its sugar operation. Such losses have been reflected as reduction in carrying value of assets in sugar operations.

     During the fourth quarter of 2000, the Company reduced the carrying value of four land parcels which it expects to dispose of within the next year and recorded a $15,853 impairment loss to reflect the estimated market value of those parcels.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information (which assume that the Company will continue as a going concern) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

                           AMFAC HAWAII, LLC

                        (Dollars in Thousands)


     Certain amounts in the 2000 financial statements have been reclassified to conform to the 2001 presentation.


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

     Fred Harvey Transportation Company ("Fred Harvey"), an affiliate of Northbrook, was the holder of a Senior Debt note with an initial principal amount of $99,595, which was given by the Company in replacement for previous Senior Debt notes. This note was payable interest only until maturity, had a maturity date of February 17, 2007 and accrued interest at the prime rate plus 2%.

     AF Investors was the holder of two Senior Debt notes from the Company, one dated May 25, 1999 in the original principal amount of $21,318, and one dated May 31, 1999 in the original principal amount of $26,375, each amount borrowed in connection with the redemption by the Company of Class B COLAs on June 1, 1999. Such Senior Debt notes were scheduled to mature on December 31, 2008 and bore interest at a rate per annum of prime (8.0% at March 31, 2001) plus 1%. Interest on such Senior Debt was deferred through December 31, 2001.

     In 2000, the Company borrowed approximately $5,576 from Northbrook for purposes of satisfying the Mandatory Base Interest payment related to the COLAs due in 2000. During 2000, the Company borrowed an additional $4,300 to fund certain capitalizable property development and agriculture disbursements. Such Senior Debt was originally scheduled to mature on December 31, 2000, but its maturity date was extended (in September 2000) to not earlier than February 28, 2001. It bears interest at a rate per annum equal to prime (8.0% at March 31, 2001) plus 1% and is guaranteed by the Company.

     The Company has previously agreed to provide Northbrook and its affiliates with security for the Senior Debt held by them. Such security consists of mortgages on real property owned by the Company, pledges of stock of AHI's direct and indirect subsidiaries, and security interests on such other unencumbered assets of the Company and its subsidiaries as Northbrook and its affiliates holding such Senior Debt may request. As of the date of this report, Northbrook and its affiliates hold mortgages on substantially all of the real property of the Company except for the existing golf course properties.

                           AMFAC HAWAII, LLC

                        (Dollars in Thousands)


     On December 29, 2000, the $99,595 Senior Debt note (which then had an outstanding balance of principal and interest of $135,959) was split into two notes: (i) a note with an outstanding balance of principal and interest as of such date of $40,000 which was transferred to Northbrook and subsequently Northbrook contributed $15,000 to AHI's capital leaving an outstanding balance of principal and interest of $25,000, and (ii) a note with an outstanding balance of principal and interest of $95,959 as of such date which remains payable to Fred Harvey. These notes are payable interest only until maturity, have a maturity date of February 17, 2007, and accrue interest at the prime rate (8.0% at March 31, 2001) plus 2%.
The $25,000 note defers interest until December 31, 2006 at which time Northbrook has agreed to contribute it to the capital of the Company so long as certain contingent events do not occur. The $95,959 note defers interest until December 31, 2002 at which time one-third of such deferred interest is due, with the remainder of previously deferred interest payable one-half on December 31, 2003, and one-half on December 31, 2004. Prepayment may be required of net property sale proceeds remaining after providing reserves for anticipated cash needs for the twelve months following the property sales.

     Also on December 29, 2000, the Company and AF Investors modified the $21,318 and $26,375 Senior Debt notes to, among other things, defer interest through December 31, 2003, with one-half of such deferred interest payable on such date and the remainder payable on December 31, 2004. Prepayment may be required of net property sale proceeds remaining after providing reserves for anticipated cash needs for the twelve months following the property sales. Additional interest may be payable on such Senior Debt upon its maturity based upon fair market value, if any, of the Company's equity at that time.

     On the same date, the Northbrook Senior Debt notes were amended to, among other things, make them demand notes. Prepayment may be required of net property sale proceeds remaining after providing reserves for anticipated cash needs for the twelve months following the property sales. Such notes were paid down to zero by the Company in January 2001, but remain available to fund further advances for such purposes at Northbrook's election.

     In September 1998, the Company purchased Tobishima Pacific, Inc.'s ("TPI") 50% ownership interest in the 96-acre beachfront parcel (commonly referred to as Kaanapali North Beach) for $12,000. The Company paid $2,400 in cash and signed a note for $9,600. The note was secured by a mortgage on the property and was in favor of TPI and was "Senior Indebtedness" (as defined in the Indenture). The note was payable in five annual installments in the principal amount of $1,920 beginning in September 1999.

The note bore interest of 8.5% and is payable quarterly. In October 2000, an affiliate of Northbrook purchased the note for the outstanding principal and accrued interest aggregating approximately $5,585. The Company was negotiating to restructure the debt and the affiliate agreed to defer the amounts due under the note until the restructuring was complete. On December 29, 2000, the note was amended to require quarterly interest payments beginning March 31, 2001 (such interest payment made on April 10, 2001) with principal payable on demand; provided, that if no demand is previously made, the amendment contains two scheduled principal payments of $2,730 each in September of 2002 and 2003. The note remains secured by AHI's 50% undivided interest in the property still owned by the Company at Kaanapali North Beach, with a majority of all such property also mortgaged as security for the other Senior Debt.

                           AMFAC HAWAII, LLC

                        (Dollars in Thousands)


     In October 1999, AF Investors paid approximately $808 to assume the lender's position in the loan to The Lihue Plantation Company, Limited ("Lihue") which was originally used to fund the acquisition of Lihue's power generation equipment. The loan had an outstanding balance of $808 on the date of the loan transfer and bore interest at the rate equal to prime plus three and one half percent. The loan was secured by the Lihue power generation equipment, sugar inventories and receivables, certain other assets and real property of the Company, had limited recourse to the Company and was Senior Debt. This loan was satisfied in full in October 2000.

     The total amount due Northbrook and its subsidiaries for Senior Debt financing as of March 31, 2001 was $187,053 which includes accrued and deferred interest to affiliates on Senior Debt of approximately $44,944. Under the terms of the Indenture, the amounts borrowed from Northbrook or its affiliates are "Senior Indebtedness" and are thus senior in priority to the COLAs.

     At current interest rates, approximately $58,362 of such deferred interest relating to all Senior Debt existing prior to the modification would have become due and payable on December 31, 2001 and is now deferred beyond such date. Even though the agreements by Northbrook and its affiliates in 2000 to further defer interest under the Senior Debt, and contribute additional Senior Debt to the capital of the Company, or make other capital contributions (see note 6 below) may assist the Company in the completion of potential future development activities, there can be no assurance that the Company will either have unrestricted cash available or have the ability to refinance such obligation at such times amounts become payable under Senior Debt as restructured. Failure to meet such obligation, if called, would cause all Senior Debt owing to Northbrook, Fred Harvey, AF Investors or other Northbrook affiliates to be immediately due and payable. A default on Senior Debt of such magnitude would constitute an event of default under the Indenture.

     The Company has received a notice from each of the holders of the Senior Debt notifying the Company that all Senior Debt is currently in default due to the existence of other defaults or circumstances that constitute events of default under the Senior Debt, including, without limitation (i) the failure of the Company to make quarterly interest payments on the loan from the ERS related to their $66,000 loan secured by the Royal Kaanapali Golf Courses; and (ii) the entry of, and failure of the Company to satisfy or otherwise stay, the judgment rendered against the Company in Oahu Sugar Company, Limited v. Walter Arakaki and Steve Swift (see Part II, Item 1, Legal Proceedings, below). Such holders have notified the Company that they have reserved all rights and are assessing their options respecting the Senior Debt. Pursuant to the restructuring agreement entered into on December 29, 2000, between the Company and certain other parties including the holders of the Senior Debt (see note 6 below), such holders have agreed that they shall not exercise any remedies respecting the defaults expressed in such notices unless and until (a) the ERS obtains a judgment against, or attempts to exercise any remedies against, or against the asset of the Company relative to the ERS loan (and in the case of the legal proceedings against Walter Arakaki and Steve Swift identified above, such remedies shall be exercised only to the extent necessary for such holders to protect their superior rights under the Senior Debt), or (b) any other creditor of the Company obtains a judgment against, or attempt to exercise any remedies against the assets of the Company. There can be no assurance that such holders will not ultimately accelerate the Senior Debt and exercise their remedies against the Company with respect thereto. An acceleration of the Senior Debt would constitute an event of default under the Indenture.

                           AMFAC HAWAII, LLC

                        (Dollars in Thousands)


(3)  CERTIFICATE OF LAND APPRECIATION NOTES

     The COLAs are unsecured debt obligations of the Company, and are subordinated in priority to all "Senior Indebtedness" (as defined in the Indenture) including, but not limited to, the Senior Debt. Interest on the COLAs is payable semi-annually on February 28 and August 31 of each year. The COLAs mature on December 31, 2008. Reference is made to the Company's Annual Report on Form 10-K for discussion of the issuance and redemption history of the COLAs. Though the Company continues to be current with respect to its obligation to pay Mandatory Base Interest (as defined in the Indenture) on the COLAS, the Company has not generated a sufficient level of Net Cash Flow to incur or pay Contingent Base Interest (as defined in the Indenture) on the COLAs commencing in 1990. Approximately $93,948 of cumulative deferred Contingent Base Interest (i.e. not due and payable in the absence of events which have not occurred) related to the period from August 31, 1989 (Final Issuance Date) through March 31, 2001 has not been accrued in the accompanying consolidated financial statements as the Company believes that it is not probable at this time that a sufficient level of Net Cash Flow (as defined in the Indenture) will be generated in the future or that there will be sufficient Maturity Market Value (as defined in the Indenture) as of December 31, 2008 (the COLA maturity date) to pay any unaccrued and deferred Contingent Base Interest. The following table is a summary of Mandatory Base Interest and Contingent Base Interest for the three months ended March 31, 2001 and the year ended December 31, 2000:
                                         Three Months     The Year
                                             Ended         Ended
                                           March 31,     December 31,
                                             2001          2000
                                         ------------    ------------
Mandatory Base Interest paid. . . . . . .   $ 2,788          5,576
Contingent Base Interest due and paid . .      --              --
Cumulative deferred Contingent Base
  Interest. . . . . . . . . . . . . . . .   $93,948         91,857

Net Cash Flow was $0 for 2000 and is expected to be $0 for 2001.

     As of March 31, 2001, the Company had approximately 155,271 Class A COLAs and approximately 123,554 Class B COLAs outstanding, with a principal balance of approximately $77,635 and $61,778, respectively.

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

                           AMFAC HAWAII, LLC

                        (Dollars in Thousands)


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


(4)  LONG-TERM DEBT

     In December 1996, Amfac Property Development Corp. ("APDC"), a wholly-owned subsidiary of the Company, obtained a $10,000 loan facility from City Bank. The loan is secured by a mortgage on property under development at the former Oahu Sugar mill-site (the sugar plantation was closed in 1995), and is "Senior Indebtedness" (as defined in the Indenture). The loan bore interest at the bank's base rate plus .5% and originally was scheduled to mature on December 1, 1998. In November 1998, APDC sold certain mill-site property which served as collateral for the $10,000 City Bank loan for an approximate sales price of $7,690 in cash plus 2% of the gross sales price of subsequent parcel sales of all or any portion of the property by the purchaser. The bank required $6,000 of the sales proceeds as a principal reduction on the loan in order to release the collateral. APDC received a one-year extension on the $4,000 remaining balance of the loan which is secured by another parcel at the mill-site. The extended loan bore interest at the bank's base rate plus 1.25% and was scheduled to mature on December 1, 1999. APDC reached an agreement with the bank for an additional one year extension on $3,000 of the $4,000 loan. APDC made a $1,000 loan payment on December 2, 1999. The new extended loan bore interest at the bank's base rate plus 1.25% and matured on December 1, 2000. In January 2001, APDC reached an agreement with the Bank for an extension until December 1, 2001 with a principal payment of $150 upon execution of the agreement. The newly extended loan bears interest at the bank's base rate of 8.0% at March 31, 2001 plus 2%. Upon maturity of the loan, it is not expected that APDC will have the funds necessary to pay the remaining balance of the loan without sale of the remaining mill site land.

If such loan cannot be further extended, it would likely result in APDC no longer having an ownership interest in the property.

     In February 1997, Waikele Golf Club, Inc. ("WGCI"), a wholly-owned subsidiary of the Company that owns and operates the Waikele Golf Course, entered into a loan agreement with the Bank of Hawaii that refinanced an earlier loan facility. The initial principal amount of the loan was $25,000, with a maturity date of February 2007, an interest rate of LIBOR (6.35% at March 31, 2001) plus 2% until the fifth anniversary and LIBOR plus 2.25% thereafter and with principal to be repaid based on a 30-year amortization schedule. The loan is secured by WGCI's assets (the golf course and related improvements and equipment), is guaranteed by AHI, and is "Senior Indebtedness" (as defined in the Indenture). As of March 31, 2001, the outstanding balance was $23,923, with scheduled annual principal maturities of $309 in 2001 through 2006 and the balance of $22,148 in 2007.

                           AMFAC HAWAII, LLC

                        (Dollars in Thousands)


(5)  SEGMENT INFORMATION

     Agriculture, Property and Golf comprise separate industry segments of the Company. Operating Income (Loss)-Other consists primarily of unallocated overhead expenses and Total Assets-Other consists primarily of cash and deferred expenses. Total assets at the balance sheet dates and capital expenditures, operating income (loss) and depreciation and amortization during the three months ended March 31, 2001 and 2000 are set forth below by each industry segment:
                                          March 31,   December 31,
                                            2001          2000
                                          ---------   ------------
Total Assets:
  Agriculture . . . . . . . . . . . . . .  $ 88,485         90,147
  Property. . . . . . . . . . . . . . . .    90,698        102,408
  Golf. . . . . . . . . . . . . . . . . .    29,784         29,969
  Other . . . . . . . . . . . . . . . . .    23,566         29,763
                                           --------       --------
                                           $232,533        252,287
                                           ========       ========

                                             Three Months Ended
                                                  March 31,
                                          ------------------------
                                             2001           2000
                                           --------       --------
Capital Expenditures:
  Agriculture . . . . . . . . . . . . . .  $      5            167
  Property. . . . . . . . . . . . . . . .     --                 4
  Golf. . . . . . . . . . . . . . . . . .     --                32
                                           --------       --------
                                           $      5            203
                                           ========       ========
Operating income (loss):
  Agriculture . . . . . . . . . . . . . .  $    986         (1,071)
  Property. . . . . . . . . . . . . . . .    (1,431)          (595)
  Golf. . . . . . . . . . . . . . . . . .        93          1,743
  Other . . . . . . . . . . . . . . . . .      (568)          (410)
                                           --------       --------
                                           $   (920)          (333)
                                           ========       ========
Depreciation and amortization:
  Agriculture . . . . . . . . . . . . . .  $    686            894
  Property. . . . . . . . . . . . . . . .        22            102
  Golf. . . . . . . . . . . . . . . . . .       216            340
  Other . . . . . . . . . . . . . . . . .     --                 2
                                           --------       --------
                                           $    924          1,338
                                           ========       ========

                           AMFAC HAWAII, LLC

                        (Dollars in Thousands)


(6)  TRANSACTIONS WITH AFFILIATES

     The Company does not believe that a sufficient level of Net Cash Flow will be generated in the future to pay the Qualified Allowance (as defined in the Indenture) that could, under certain circumstances, become payable to JMB Realty Corporation ("JMB"), an affiliate of the Company, under the Indenture. Accordingly, the Company has not accrued for any Qualified Allowance in the accompanying consolidated financial statements. For the years 1999, 2000 and 2001, JMB has agreed that the Qualified Allowance shall in no event exceed $5,000 in any year. As the Fair Market Value was not determined as of December 31, 2000, no Qualified Allowance is considered to result for 2000 unless and until such amount may be determined in the future. The cumulative deficiency of Qualified Allowance is $79,102 as of December 31, 2000. Net Cash Flow was $0 for 2000 and is expected to be $0 for 2001.

     The Company and its joint ventures reimburse Northbrook, JMB and their affiliates for direct expenses incurred on their behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's or the joint ventures' operations. The total of such costs for the three months ended March 31, 2001 and 2000 was approximately $264 and $132, respectively, of which $1,029 was unpaid as of March 31, 2001.
In addition, as of March 31, 2001, the current portion of amounts due to affiliates includes $9,106 and $2,009 of income tax payable related to the Class A COLA Redemption Offer and Class B COLA Redemption Offer, respectively (see Note 3). Also, the Company pays a non-accountable reimbursement of approximately $30 per month to JMB or its affiliates in respect of general overhead expense, all of which was paid as of March 31, 2001.

     JMB Insurance Agency, Inc., an affiliate of JMB, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those available to the Company in similar dealings with unaffiliated third parties. The total of such commissions for the three months ended March 31, 2001 and 2000 was approximately $118 and $250, respectively, all of which was paid as of March 31, 2001.

     Northbrook and its affiliates allocated certain charges for services to the Company based upon the estimated level of services for the three months ended March 31, 2001 and 2000 of approximately $39 and $174, respectively, of which $785 was unpaid as of March 31, 2001. These services and costs are intended to reflect the Company's separate costs of doing business and are principally related to the inclusion of the Company's employees in the Northbrook pension plan, payment of severance and termination benefits and reimbursement for insurance claims paid on behalf of the Company. All amounts described above, deferred or currently payable, do not bear interest and are expected to be paid in future periods.

                           AMFAC HAWAII, LLC

                        (Dollars in Thousands)


     Under a December 29, 2000, Restructuring Agreement, the Company and certain of its subsidiaries agreed to terminate their prior tax agreement so that the Company and its subsidiaries would be responsible for paying their own income taxes on taxable income generated in 2001 and thereafter. Such amount for the three months ended March 31, 2001 is reflected as income taxes payable in the accompanying consolidated financial statements.

The Company and subsidiaries also agreed to make prepayments of certain amounts on the Senior Debt notes of net property sale proceeds remaining after providing reserves for anticipated cash needs for the 12 months following the property sales. The Company and subsidiaries further agreed to provide additional security for the Senior Debt. In exchange, the Senior Debt holders agreed to release their liens on Company and subsidiary properties to effectuate sales of properties, provided that there is no default on the Senior Debt and provided that the sale realizes fair value. The Senior Debt holders further agreed to modify for the Company's and the subsidiaries' benefit the repayment provisions on some of the Senior Debt (see note 2 above). The Senior Debt holders also agreed to contribute to the Company's capital Senior Debt in the amount of $15,000 in 2000 and agreed to contribute an additional $25,000 of Senior Debt on December 31, 2006, if the new tax agreement remains in effect at that time. Finally, the Senior Debt holders agreed to contribute certain other amounts to the Company to fund a significant portion of the costs associated with the shutdown of the Lihue and Kekaha sugar operations, as described below.

    Pursuant to the terms of the Restructuring Agreement, Northbrook agreed that it would cause the Northbrook sponsored pension plan to distribute amounts to fund certain of the Company's costs related to employee termination that resulted from the shutdown of the remaining sugar plantations on Kauai. Approximately $5,454 of such costs were paid in 2000 and contributed to capital by Northbrook. An additional $4,200 of anticipated costs were reflected as a liability in the accompanying December 31, 2000 financial statements and will be contributed to capital when the amounts are paid. In the first quarter of 2001, $2,100 of such costs were paid and contributed to capital. The remaining $2,100 is reflected as a liability in the accompanying March 31, 2001 financial statements. The Restructuring Agreement also required the Company to put aside $8,000 as restricted cash for the purpose, among other things, of meeting certain liabilities.

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

                           AMFAC HAWAII, LLC

                        (Dollars in Thousands)


     The Company currently amortizes unrecognized gains over the shorter of ten years or the average life expectancy of the inactive participants since almost all of the Plans' participants are inactive. The portion of the unrecognized net actuarial gain represented by the decrease in the Maintenance of Effort obligation is being amortized over four years, commencing in 2001. In 2000, principally due to shutdown of the Kauai sugar operations, a decrease in the expected future benefit obligation resulted. The curtailment resulted in a gain for financial reporting purposes which was recognized in the fourth quarter of 2000. $6,081 was reflected as a decrease in the Maintenance of Effort obligation for the year ended December 31, 2000. Such amount recognizes that the requirement to maintain an average level of certain retiree health care benefits expires in 2004. Such obligations are pursuant to collectively bargained contractual obligations of Lihue Plantation Company, Limited, Pioneer Mill Company, Limited and Oahu Sugar Company, Limited. In addition, due to the significant total amount of unrecognized gain at March 31, 2001, which is included in the financial statements as a liability, and the disproportionate relationship between the unrecognized gain and accumulated postretirement benefit obligation at March 31, 2001, the Company may, in the future, change its amortization policy to accelerate the recognition of the unrecognized gain. In considering such change, the Company would need to determine whether significant changes in the accumulated postretirement benefit obligation and unrecognized gain may occur in the future as a result of changes in actuarial assumptions, experience and other factors. Any future change to accelerate the amortization of the unrecognized gain would have no effect on the Company's cash flows, but could have a significant effect on its statement of operations.


(8)  COMMITMENTS AND CONTINGENCIES

     The Company continues to face a severe liquidity shortage. The Company sold a parcel on Maui near Lahaina in the first quarter of 2001 and a parcel in Hanamaulu, Kauai also in the first quarter of 2001, which provided funds to the Company to help meet its short term liquidity needs. However, the Company believes that, in the absence of additional land and business sales or financing from third parties (which has generally not been obtainable), additional Senior Debt borrowings from Northbrook or its affiliates will be necessary to meet its COLA related obligations and its short-term and long-term liquidity needs. Northbrook and its affiliates have made such borrowings available to the Company in the past (but are under no obligation to do so in the future). In addition, there is no assurance that Northbrook or its affiliates will have the financial capability or willingness to make such funds available to the Company in the future. To the extent land sales do occur, any funds received in excess of the Company's short-term needs are used to pay down Senior Debt in accordance with the debt restructure completed in December 2000 (see note 6).

                           AMFAC HAWAII, LLC

                        (Dollars in Thousands)


     During the third quarter of 2000, management announced the shutdown of its remaining sugar plantations on Kauai. The decision was made as a result of significant losses incurred during 2000, and the expectation that such losses would continue for the foreseeable future. The losses resulted from a significant drop in the domestic price of raw sugar and lower sugar yields. The Company completed its final harvest of sugar cane in November 2000. As a consequence of the shutdown, the Company incurred significant employee and other closing costs in 2000. The Company estimated the pricing for the possible sale of the field and mill equipment, negotiated the majority of the employee termination costs and substantially completed the negotiations with the local utility company (and expects no significant future operating losses related to the power sale agreement).

     The Company faces large contingent cash expenditures of (i) the cost of the litigation and environmental matters described in Part II. "Legal Proceedings" and (ii) the cost of environmental clean up relating to the land and mill sites associated with Oahu, Kekaha, Lihue and Pioneer Mill plantations and buildings which could be significant but are presently not determinable. It is difficult to predict the ultimate outcome of these various contingencies, any of which could have a material adverse effect on the financial condition of the Company.

     As reflected in the Company's March 31, 2001, balance sheet, approximately $181,593 of Senior Debt owed to affiliates of the Company is categorized as a current liability. The classification as a current liability results from defaults that occurred under such Senior Debt due to actions taken by ERS to realize upon indebtedness owed to it by APIC, and due to the adverse verdict in the Oahu Sugar V. Arakaki and Swift lawsuit described under Part II. "Legal Proceedings". Under the Restructuring Agreement, effective as of December 29, 2000, among the Company, certain of the Company's subsidiaries and certain holders of Senior Debt affiliated with Northbrook, the parties have agreed that the defaults described above shall continue but that the Senior Debt holders will not exercise their remedies against the Company and its subsidiaries based upon those defaults until either ERS obtains a judgment against or attempts to exercise remedies against APIC or its assets or unless necessary to protect their superior rights under the Senior Debt against the plaintiffs in the Swift/Arakaki lawsuit. There can be no assurance that the Senior Debt holders will not accelerate the Senior Debt, either because of actions by ERS or the opponents in the Swift/Arakaki lawsuit or because of additional defaults arising under the Senior Debt.

     During the year ended December 31, 2000, the Company borrowed approximately $5,576 from Northbrook for the Mandatory Base Interest payments related to the COLAs due in 2000. During the year ended
December 31, 2000, the Company borrowed an additional $4,300 from Northbrook to fund capitalizable property development and agriculture disbursements. The borrowings were repaid with interest in January 2001. To the extent that Northbrook or its affiliates made such borrowings available to the Company during 2000, any such borrowings were required to be (i) to be "Senior Indebtedness" (as defined in the Indenture), (ii) to accrue interest at the rate of prime plus 1%, and (iii) to have principal and interest fully repayable by February 28, 2001 (see note 2 for a description of the amendments to such notes). Moreover, as a condition to the additional Senior Debt loans made by Northbrook and its affiliates commencing in 1999, the Company has agreed to make all of the remaining unencumbered real and personal property assets of the Company security for

                           AMFAC HAWAII, LLC

                        (Dollars in Thousands)


all of the Senior Debt held by Northbrook and its affiliates. All such Senior Debt, which as of March 31, 2001 had an outstanding balance of principal and accrued interest of approximately $187,053 is senior in priority to the COLA's and is guaranteed by each of AHI and its subsidiaries (except Waikele Golf Club, Inc. due to provisions of the third party debt of that entity).

     The Company's Property segment had contractual commitments (related to project costs) of approximately $2,345 as of March 31, 2001. Additional development expenditures are dependent upon the Company's ability to obtain financing for such costs and on the timing and extent of property development and sales.

     As of March 31, 2001, certain portions of the Company's land not currently under development are mortgaged as security for approximately $549 of performance bonds related to property development.


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

     During the third quarter of 2000, management announced the shutdown of its remaining sugar plantations on Kauai. The decision was made as a result of significant losses incurred during 2000, and the expectation that such losses would continue for the foreseeable future. The losses resulted from a significant drop in the domestic price of raw sugar and lower sugar yields. The Company completed its final harvest of sugar cane in November 2000. As a consequence of the shutdown, the Company incurred significant employee and other closing costs in 2000. The Company estimated the pricing for the possible sale of the field and mill equipment, negotiated the majority of the employee termination costs and substantially completed the negotiations with the local utility company (and expects no significant future operating losses related to the power sale agreement).

     The Company faces large contingent cash expenditures for (i) the cost of the litigation and environmental matters described in Part II. Item 1. "Legal Proceedings" and (ii) the cost of environmental clean up relating to the land and mill sites associated with Oahu, Kekaha, Lihue and Pioneer Mill plantations and buildings which could be significant but are presently not determinable. It is difficult to predict the ultimate outcome of these various contingencies, any of which could have a material adverse effect on the financial condition of the Company.

     As reflected in the Company's March 31, 2001, balance sheet, approximately $182 million of Senior Debt owed to affiliates of the Company is categorized as a current liability. The classification as a current liability results from defaults that occurred under such Senior Debt due to actions taken by ERS to realize upon indebtedness owed to it by APIC, and due to the adverse verdict in the Oahu Sugar V. Arakaki and Swift lawsuit described under Part II. Item 1. "Legal Proceedings". Under the Restructuring Agreement, effective as of December 29, 2000, among the Company, certain of the Company's subsidiaries and certain holders of Senior Debt affiliated with Northbrook, the parties have agreed that the defaults described above shall continue but that the Senior Debt holders will not exercise their remedies against the Company and its subsidiaries based upon those defaults until either ERS obtains a judgment against or attempts to exercise remedies against APIC or its assets or unless necessary to protect their superior rights under the Senior Debt against the plaintiffs in the Swift/Arakaki lawsuit. There can be no assurance that the Senior Debt holders will not accelerate the Senior Debt, either because of actions by ERS or the opponents in the Swift/Arakaki lawsuit or because of additional defaults arising under the Senior Debt.

     The Company continues to face a severe liquidity shortage. The Company sold a parcel on Maui near Lahaina in the first quarter of 2001, and a parcel in Hanamaulu, Kauai, also in the first quarter of 2001, which provided funds to the Company to help meet its short-term liquidity needs. However, the Company believes that in the absence of additional land and business sales or financing from third parties (which has generally not been obtainable), additional Senior Debt borrowings from Northbrook or its affiliates will be necessary to meet its short-term and long-term liquidity needs. Northbrook and its affiliates have made such borrowings available to the Company in the past (but are under no obligation to do so in the future). In addition, there is no assurance that Northbrook or its affiliates will have the financial capability or willingness to made such funds available to the Company in the future. To the extent land sales do occur, any funds received in excess of the Company's short-term needs are used to pay down Senior Debt in accordance with the debt restructure completed in December 2000 (see note 6).

     During the year ended December 31, 2000, the Company borrowed approximately $5.6 million from Northbrook for the Mandatory Base Interest payments related to the COLAs due in 2000. During the year ended
December 31, 2000, the Company borrowed an additional $4.3 million from Northbrook to fund capitalizable property development and agriculture disbursements. The borrowings were repaid with interest in January 2001. To the extent that Northbrook or its affiliates made such borrowings available to the Company during 2000, any such borrowings were required to be (i) to be "Senior Indebtedness" (as defined in the Indenture), (ii) to accrue interest at the rate of prime plus 1%, and (iii) to have principal and interest fully repayable by February 28, 2001 (see Note 2 for a description of the amendments to such notes). Moreover, as a condition to the additional Senior Debt loans made by Northbrook and its affiliates commencing in 1999, the Company has agreed to make all of the remaining unencumbered real and personal property assets of the Company security for all of the Senior Debt held by Northbrook and its affiliates. All such Senior Debt, which as of March 31, 2001 had an outstanding balance of principal and accrued interest of approximately $187.1 million, is senior in priority to the COLA's and is guaranteed by each of the Registrants except Waikele Golf Club, Inc. Prepayment may be required of net property sale proceeds remaining after providing reserves for anticipated cash needs for the twelve months following the property sales. Additional interest may be payable on such Senior Debt upon its maturity based upon fair market value, if any, of the Company's equity at that time.

     In recent years, the Company has funded its significant cash requirements primarily through Senior Debt borrowings from Northbrook and its affiliates and from revenues generated by the development and sale of its properties. Significant short-term cash requirements relate to the funding of agricultural deficits including shut down costs related to the Lihue and Kekaha sugar plantations, interest expenses and overhead expenses. At March 31, 2001, the Company had unrestricted cash and cash equivalents of approximately $10.3 million. The Company intends to use its cash reserves to meet its short-term liquidity requirements including its anticipated expenditures for project costs, with any excess cash reserves to be used to pay down Senior Debt. However, there can be no assurance that new financings can be obtained or property sales completed if the current cash reserves fall short of the Company's short-term liquidity needs.

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

     The Company has listed for sale the bulk of its remaining land holdings on Kauai, which aggregate approximately 18,000 acres. Management is exploring the possible sale of other parcels on Maui and Oahu with prospects that the Company has identified. From time to time certain of the Company's lands are under contract for sale. However, the contracts typically have due diligence investigation periods which allow the prospective purchasers to terminate the agreements. There can be no assurance that any signed contracts for sale will in fact close under the original terms and conditions or any other terms or that the Company will be successful in selling the land at an acceptable price.

     During the first three months of 2001, the Company generated approximately $18.7 million from the sale of approximately 460 acres on Kauai for $3.5 million, 5,540 acres on Maui for $14.5 million and certain other parcels which aggregate $.7 million.

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

     The Company continues to implement certain cost savings measures and to defer certain development costs and capital expenditures for longer-term projects. The Company's Property segment expended approximately $3.7 million in project costs during 2000 and anticipates expending (subject to cash availability) approximately $9.0 million in project costs during 2001.

As of March 31, 2001, contractual commitments related to project costs totaled approximately $2.3 million. However, the Company also has made a number of commitments to fund certain infrastructure costs relating to the future construction of a new Lahaina/Kaanapali bypass highway on Maui, that could require additional significant expenditures in the longer term should such highway be built (see discussion of Maui Infrastructure Costs below).

     Amfac Property Development Corp. ("APDC"), a wholly-owned subsidiary of the Company, obtained a $10 million loan facility from City Bank, secured by a mortgage on property under development at the Oahu Sugar mill-site, and is "Senior Indebtedness" (as defined in the Indenture). The loan as extended has been paid down to a balance of $3 million, bore interest at the bank's base rate plus 1.25% and matured on December 1, 2000. In January 2001, APDC reached an agreement with the Bank for an extension until December 1, 2001 with a principal payment of $.150 million upon execution of the agreement. The newly extended loan bears interest at the bank's base rate (8.0% at March 31, 2001) plus 2%. Upon maturity of the loan, it is not expected that APDC will have the funds necessary to pay the remaining balance of the loan without sale of the remaining millsite land. If such loan cannot be further extended, it would likely result in APDC no longer having an ownership interest in the property.

     In September 1998, the Company purchased Tobishima Pacific, Inc.'s ("TPI") 50% ownership interest in the 96-acre beachfront parcel (commonly referred to as Kaanapali North Beach) for $12.0 million. The Company paid $2.4 million in cash and signed a note for $9.6 million. The note was secured by a mortgage on the property and was in favor of TPI and is "Senior Indebtedness" (as defined in the Indenture). The note was payable in five annual installments in the principal amount of $1.9 million beginning in September 1999. The note bore interest of 8.5% and is payable quarterly. In October 2000, an affiliate of Northbrook purchased the note for the outstanding principal and accrued interest aggregating approximately $5.6 million. The Company was negotiating to restructure the debt and the affiliate agreed to defer the amounts due under the note until the restructuring was complete. On December 29, 2000, the note was amended to require quarterly interest payments beginning March 31, 2001 (such interest payment made on April 10, 2001) and two scheduled principal payments of $2.7 million each in September of 2002 and 2003 (see Note 2 for further description of such amendment). The note remains secured by AHI's 50% undivided interest in the property still owned by the Company at Kaanapali North Beach, with a majority of all such property also mortgaged as security for other Senior Debt.

     Under a December 29, 2000, Restructuring Agreement, the Company and certain of its subsidiaries agreed to terminate their prior tax agreement so that the Company and its subsidiaries would be responsible for paying their own income taxes on taxable income generated in 2001 and thereafter. The Company and subsidiaries also agreed to make prepayments of certain amounts on the Senior Debt notes of net property sale proceeds remaining after providing reserves for anticipated cash needs for the 12 months following the property sales. The Company and subsidiaries further agreed to provide additional security for the Senior Debt. In exchange, the Senior Debt holders agreed to release their liens on Company and subsidiary properties to effectuate sales of properties, provided that there is no default on the Senior Debt and provided that the sale realizes fair value. The Senior Debt holders further agreed to modify for the Company's and the subsidiaries' benefit the repayment provisions on some of the Senior Debt. (See Note 2 for a further description of the Senior Debt.) The Senior Debtholders also agreed to contribute to the Company's capital Senior Debt in the amount of $15 million immediately and agreed to contribute an additional $25 million of Senior Debt on December 31, 2006, if the new tax agreement remains in effect at that time. Finally, the Senior Debt holders agreed to contribute certain other amounts to the Company to fund a significant portion of the costs associated with the shutdown of the Lihue and Kekaha sugar operations, as described below.

    Pursuant to the terms of the Restructuring Agreement, Northbrook agreed that it would cause the Northbrook sponsored pension plan to distribute amounts to fund certain of the Company's costs related to employee termination that resulted from the shutdown of the remaining sugar plantations on Kauai. Approximately $5.5 million of such costs were paid in 2000 and contributed to capital by Northbrook. An additional $4.2 million of anticipated costs has been reflected as a liability in the accompanying December 31, 2000 financial statements and will be contributed to capital when the amounts are paid. As of March 31, 2001, an additional $2.1 million of such employee termination costs were paid and therefore contributed to capital at such time. The remaining $2.1 million is reflected as a liability in the accompanying March 31, 2001 financial statements. The Restructuring Agreement also required the Company to put aside $8 million as restricted cash for the purpose, among other things, of meeting certain liabilities.

     Lihue Plantation on Kauai suffered a breakdown of its power-generating turbine in February 2000. The turbine repair costs were covered by insurance (net of a $.5 million policy deductible) and the Company believed that the lost profits were also covered by insurance. Lihue Plantation has completed the repair of the turbine and has incurred expenditures of approximately $2.1 million in connection with the turbine repair and certain other related expenditures. As of March 31, 2001, Lihue Plantation has received $2.2 million in advances against the claim from the insurance carriers which includes reimbursement for repairs and business interruption claims, net of the deductible.

     During the first three months of 2001, cash increased by $.6 million from December 31, 2000. Net cash provided by operating activities of $12 million was offset in part by cash used in investing activities of $.6 million and cash used in financing activities of $10.8 million.

     During the first three months of 2001, net cash flow provided by operating activities was $12 million, as compared to net cash used in operating activities of $5.7 million during the first three months of 2000.

The $17.7 million increase in cash provided by operating activities is due primarily to the decrease in inventories of $18.8 million during the first three months of 2001 compared to an increase of $2.5 million during the first three months of 2000. The decrease in inventories during the first three months of 2001 is due primarily to real estate sales (as described in Results of Operations below) compared to an increase in inventories during the first three months of 2000 primarily related to agriculture operations at the Kauai sugar plantations which ceased sugar operations in November 2000.

     During the first three months of 2001, net cash flow used in investing activities was $.6 million compared to $.4 million used during the first three months of 2000.

     During the first three months of 2001, net cash flow used in financing activities was $10.8 million compared to $2.5 million provided by financing activities during the first three months of 2000. The $13.3 million increase in cash used in financing activities is due primarily to the $10.6 million paydown of principal and interest related to certain Amounts Due to Affiliates -- Senior Debt during the first three months of 2001 compared to borrowings of $2.5 million from affiliates.

     Reference is made to Note 2 - Amounts Due to Affiliates - Senior Debt Financing. The total amount due Northbrook and its subsidiaries for Senior Debt financing as of March 31, 2001 was $187.1 million, which includes accrued and deferred interest to affiliates on senior debt of approximately $44.9 million. Under the terms of the Indenture, the amounts borrowed from Northbrook or its affiliates are "Senior Indebtedness" to the COLAs.

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

RESULTS OF OPERATIONS

AGRICULTURE SEGMENT:

     The Company's Agriculture segment remains responsible for activities related primarily to the cultivation, processing and sale of coffee and other diversified agricultural products. Agriculture's revenues had been primarily derived from the Company's sale of its raw sugar. Reference is made to the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the shutdown of the Company's sugar cane operations.

     Agriculture revenues and cost of sales decreased for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 due to the shutdown of the Company's remaining sugar operations on Kauai which completed its final harvest in November 2000.

     During the first three months of 2001 and 2000, agriculture revenues were $2.6 million and $6.2 million, respectively. Revenues for the first three months of 2000 included the sale of approximately 14,300 tons of sugar at an average price of $346 per ton. No further sales of sugar by the Company are anticipated for periods after December 31, 2000.

     The improvement in operating income of $1.0 million for the three months ended March 31, 2001 compared to the operating loss of $1.1 million for the three months ended March 31, 2000 is due primarily to the decrease in the amortization period of the unrecognized net actuarial gain related to the decrease in the Maintenance of Effort Obligation as more fully described in Note 7 of the Financial Statements.

GOLF SEGMENT:

     The Company's golf segment is responsible for the management and operation of the two golf courses known as the Royal Kaanapali Golf Courses in Kaanapali, Maui and the Waikele Golf Club on Oahu. As of December 31, 2000, the Company owns or, in the case of Kaanapali Golf Courses, has a minority interest investment in the golf courses. As a result of the Company's minority interest, in 2001, the golf segment no longer includes the operations of the Royal Kaauapali Golf Courses.

     Golf revenues were $1.2 million, during the three months ended March 31, 2001 as compared to $4.6 million for the three months ended March 31, 2000. During the three months ended March 31, 2001, approximately 22,000 rounds of golf were played as compared to 54,000 during the first three months of 2000.

     Golf cost of sales were $.8 million during the three months ended March 31, 2001 as compared to $2.4 million for the three months ended March 31, 2000. Golf operating expenses of $.3 million during the first three months of 2001, consisted primarily of depreciation expense.

     Operating income of $.1 million decreased during the three months ended March 31, 2001 as compared to $1.7 million during the three months ended March 31, 2000 primarily due to the inclusion of operations of the Royal Kaanapali Golf Courses in 2000.

     PROPERTY SEGMENT:

     The Company's Property segment is responsible for land planning and development activities; obtaining land use, zoning and other governmental approvals; selling or financing developed and undeveloped land parcels.

     Revenues increased to $19.2 million during the three months ended March 31, 2001 from $5.1 million during the three months ended March 31, 2000. Land sales included revenues for the three months ended March 31, 2001 of approximately $18.7 million primarily from the sale of approximately 5,500 acres on Maui. Revenues for the three months ended March 31, 2000 included approximately $3.5 million from the sale of 17 acres on Maui.

     During the three months ended March 31, 2001, property cost of sales were $19.4 million as compared to $4.0 million for the three months ended March 31, 2001. The increase in costs was due primarily to an increase in land sales (as discussed above).

     Property sales and cost of sales increased for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 due to a increase in land sales. Operating loss increased to $1.4 million during the three months ended March 31, 2001 compared to $0.6 million operating loss for the three months ended March 31, 2000.

     (a)  OAHU.

     After the closure of the Oahu Sugar plantation in 1995, the Company began developing the 64-acre mill site located in Waipahu, which is approximately 10 miles west of downtown Honolulu near Pearl Harbor. The Company received county zoning approval for a light industrial subdivision on the property. However, given the current third party debt on the property, it is not expected to be a significant source of liquidity for the Company.

     The Company also owns the Waikele Golf Course located at the Company's completed Waikele project. Waikele is located directly north of the Oahu Sugar mill site development in Central Oahu. The Waikele Golf Course has experienced a significant drop in play from eastbound (primarily Japanese) tour groups which has depressed rounds played, average rate and, as a result, net operating income. The Company continues to attempt to develop and implement marketing plans to return the golf course to its previous levels of profitability. These programs have had limited success to date due to additional competition from new and existing golf courses and continued softness in the Japanese tour group market. At this point, it is difficult to predict if and when previous levels of sales and profitability can be achieved again.

     (b)  MAUI.

     As of March 31, 2001, the Company owns approximately 4,800 acres of land on the island of Maui, most of which are classified as agricultural land and conservation land for State and County purposes. All of the Company's land holdings are located in West Maui near the Lahaina and the Kaanapali Beach Resort areas.

     For the three months ended March 31, 2001, the Company generated $15.1 million from land sales, primarily from the sale of approximately 5,500 acres of agricultural land for approximately $14.5 million.

     In August 2000, the Company sold approximately 1,600 acres of agricultural land in Kahoma for $3.8 million. In January 2001, the Company sold approximately 5,500 acres of agricultural and conservation land in Launiupoko for $14.5 million.

     As of March 31, 2001, the Company has an approximately 16.7% ownership interest in Amfac Property Investment Corp. ("APIC"). APIC owns and operates the Royal Kaanapali Golf Courses ("RKGC"), which are two 18-hole golf courses located at the Kaanapali Beach Resort on West Maui. The courses occupy approximately 320 acres of land.

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

     In 1999, the Company began planning for its Kaanapali lands with an approach referred to as community-based planning ("CBP"). The Company works to involve members from all aspects of the West Maui community in developing an acceptable plan for the Company's Kaanapali land holdings. CBP has been used successfully in several communities on the mainland such as in the Weston, Florida development being completed by an affiliate of Northbrook. Management remains hopeful that a plan can be developed that meets the Company's long-term financial objectives and will be supported by a broad cross section of the community. (See also discussion of land sales in "Management Discussion and Analysis of Financial Condition and Results of Operations - General".)

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

     The Company's remaining North Beach properties are subject to a mortgage held by an affiliate of Northbrook securing a loan with the outstanding principal and accrued interest aggregating approximately $5.8 million, as well as another mortgage securing the remaining Senior Debt held by Northbrook and its affiliates. For a further description of such modification of these notes on December 29, 2000, see Note 2 of Notes to Consolidated Financial Statements.

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

     MAUI INFRASTRUCTURE COSTS. In connection with certain of the Company's land use approvals on Maui, the Company has agreed to provide affordable housing and to participate in the funding of the design and construction of the planned Lahaina/Kaanapali bypass highway. The Company has entered into an agreement with the State of Hawaii Department of Transportation covering the Company's participation in the design and construction of the bypass highway. In conjunction with state urbanization of the Company's Kaanapali Golf Estates project, the Company committed to spend up to $3.5 million (of which approximately $.8 million has been spent as of March 31, 2001) toward the design of the highway. Due to lengthy delays by the State in the planned start date for the bypass highway, the Company funded approximately $1.2 million for the engineering and design of the widening of the existing highway through the Kaanapali Beach Resort. The Company believes this $1.2 million will be credited against the $3.5 million commitment discussed above. The Company has also committed another $6.7 million for the construction of the bypass highway, subject to the Company obtaining future entitlements on Maui and the actual construction of the bypass highway. The development and construction of the bypass highway is expected to be a long-term project that will not be completed until the year 2007 or later, if ever.

     The Company has reached an agreement with Maui County subject to final regulatory approval, pursuant to which the Company has agreed to convey the Pioneer Mill office building and five acres of agricultural land in satisfaction of employee housing requirements affecting North Beach Makai and affordable housing requirements affecting Kaanapali Golf Estates parcels.

     (c)  KAUAI.

     At March 31, 2001, the Company owns approximately 19,000 acres of land on the island of Kauai, the vast majority of which is classified and zoned, by the State of Hawaii and the County of Kauai respectively, as agricultural and conservation lands. There are large contiguous parcels which comprise the bulk of these Kauai land holdings, located in Lihue/Hanamaulu on the eastern side of Kauai. Large portions of the agricultural lands were used for sugar cane cultivation, and portions of the conservation lands were utilized by the Company's sugar plantations to collect, store and transmit irrigation water from mountainous areas to the sugar cane fields.

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

     In March 2001, the Company sold approximately 460 acres of agricultural lands for approximately $3.5 million.

     In September 2000, the Company sold a 14-acre parcel at Hanamaulu on Kauai for $.6 million.

     The Company has 18,000 acres of land currently listed for sale on Kauai. (See also discussion of land sales in the "Liquidity and Capital Resources" section above.)

PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     APIC had not paid the ERS the minimum interest payments due on January 1, April 1, July 1 and October 1, 2000. A default notice from the ERS was received which notice included an acceleration of all amounts due under the loan and the ERS filed to realize upon their security (Employees' Retirement System of the State of Hawaii v. Amfac/JMB Hawaii, LLC, et. al., Civil No. 00-1-2597-08, First Circuit Court, State of Hawaii). Pursuant to an agreement between the ERS and APIC approximately $3.8 million was paid in September 2000, to the ERS for a portion of the past due interest amounts and the ERS has agreed to temporarily suspend its action to realize upon its security until March 26, 2001. This date has not been extended. Subsequent to September 2000 through March 31, 2001, additional payments aggregating approximately $1,700 million have been made to the lender. Renegotiation of the loan terms is currently underway. Attempts are also being made to obtain the other easements which the Company and APIC believe the ERS is obligated to provide. Though the Company has recently executed a non-binding letter of intent setting forth certain parameters for the negotiation of a definitive extension agreement, there can be no assurance that such negotiations will result in a definitive agreement to settle the disputes with the ERS concerning this loan. Reference is made to Note 2 of Notes to the Consolidated Financial Statements.

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

Oahu Sugar obtained dismissals and directed verdicts on six of defendants' claims. The remaining portions of the complaint and counterclaim proceeded to a jury trial and verdict. On December 2, 1999, the jury denied Oahu Sugar relief on its remaining claims and awarded the defendants approximately $2.6 million in damages on their counterclaim. On March 2, 2000, the trial court entered a judgment against Oahu Sugar for the $2.6 million in damages awarded by the jury. In addition, the trial court awarded counterclaimants $751,000 in attorneys' fees, $28,000 in costs and $866,000 in prejudgment interest. Oahu Sugar's post trial motions for judgment as a matter of law and for a new trial were denied. Oahu Sugar filed a notice of appeal. The defendants began efforts to collect the amounts awarded to them. Defendants caused garnishee summons to be issued to various affiliated and unaffiliated entities. The defendants scheduled a debtor's examination for August 23, 2000 which was not concluded. The Hawaii Supreme Court scheduled the case for an appellate conference and mediation that was unsuccessful. Then, on January 3, 2001, the Hawaii Supreme Court entered an order dismissing the appeal. The Supreme Court held that it lacked jurisdiction over the appeal because the judgment entered on March 2, 2000 was legally defective in that it did not identify the claim for which judgment was entered or dismiss all of the other claims and counterclaims of the parties. In light of the order of the Hawaii Supreme Court, the parties filed legal briefs before the trial court to have the court determine, among other things, whether a corrected judgment consistent with the jury verdict may be entered as of March 2, 2000 or a new judgment order is required. After hearing the arguments of the parties, on March 19, 2001, the trial court ruled that it would not enter a corrected judgment as of March 2, 2000 and that a new judgment order will be required. On April 12, 2001, the court entered the new judgment order on the counterclaims providing for the payment of approximately $2.6 million in damages, $730,000 in attorneys' fees, $28,000 in costs, $867,000 in prejudgment interest, and additional prejudgment interest from January 20, 2000 through April 12, 2001. From and after entry of the order, post-judgment interest will accrue on the unpaid balance at the statutory rate of ten percent per annum until paid in full. Oahu Sugar intends to pursue its remedies, including an appeal. Oahu Sugar continues to believe that it is entitled to affirmative relief on its complaint and that it has meritorious defenses to the counterclaim that it intends to pursue on appeal. The Company, however, can provide no assurances that it will be successful in obtaining affirmative relief or overturning the verdict against Oahu Sugar. This verdict, if upheld, could have a material adverse effect on the Oahu Sugar's financial condition.

     On or about December 15, 2000, Oahu Sugar and Amfac Property Development Corp. ("APDC"), among others, were named in a lawsuit entitled Walter Arakaki and Steve Swift v. Oahu Sugar Company, Limited et al., Civil No. 00-1-3817-12, and filed in the Circuit Court of the First Circuit of Hawaii. In the complaint, as amended, plaintiffs seek a declaration that certain conveyances of real estate made by Oahu Sugar or APDC, since December 1996, were allegedly fraudulent transfers made in violation of the common law, the Hawaii fraudulent transfer act, and rights which they claim arose in connection with the claims they filed in Oahu Sugar v. Walter Arakaki and Steve Swift, Case No. 96-3880-09, discussed above (hereinafter, "underlying matter"). Plaintiffs seek, among other things, injunctive and declaratory relief, compensatory damages, punitive damages, orders of attachment against sales proceeds, voidance of certain transfers, foreclosure and other remedies in connection with various transfers of real estate made by Oahu Sugar to APDC, the Young Men's Christian Association of Honolulu ("YMCA"), and the Filipino Community Center, Inc. ("FCC"), among others, all over the years 1996-2000. The YMCA and FCC have also been named defendants in this action and have filed cross-claims for relief against Oahu Sugar and APDC for alleged breach of warranty of title, indemnity and contribution in connection with their respective transactions, and seeking, among other things, damages, attorneys' fees, costs, and prejudgment interest. Oahu Sugar and APDC have filed answers to the complaint, as amended, and the cross-claims. On May 3, 2001, plaintiffs filed an amended complaint dropping the remedy of foreclosure in connection with certain property transferred to the YMCA and adding various allegations including, without limitation, allegations regarding the final judgment entered in the underlying manner. Oahu Sugar and APDC believe they have meritorious defenses and intend to pursue their defenses vigorously. However, there can be no assurances that this case, when once adjudicated, will not have a material adverse effect on the financial condition of Oahu Sugar or APDC.

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

     On September 30, 1999, Oahu Sugar was one of several defendants named in a lawsuit entitled, City and County of Honolulu v. Leppert, et al.
Civil No. CV 99 00670 ACK-FIY, and filed in the federal court, District of Hawaii. The plaintiff asserts several causes of action including actions for (1) clean-up and other response costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"); (2) owner/operator liability, contribution and indemnity under Hawaii statutory law; (3) strict liability for ultrahazardous activity; and (4) negligence. Plaintiff alleges that defendant Oahu Sugar previously operated a sugar mill on property currently owned by plaintiff, and used pesticides, herbicides, fumigants, petroleum products and by-products and other hazardous chemicals which were allegedly released into the soil and/or groundwater at the subject property. Plaintiff seeks recovery of response costs it has incurred and to be incurred, a declaration of the rights and liabilities for past and any future claims, damages for lost property value, technical consulting and legal costs in investigating the property, increased construction costs, and attorneys' fees and costs. Two of the other defendants, Clinton Churchill and David Heenan, as trustees under the will and estate of James Campbell ("Campbell Estate"), have filed a third party complaint, as amended, seeking indemnity and contribution from Oahu Sugar arising from, among other things, a lease between Oahu Sugar and Campbell Estate concerning the land which is allegedly contaminated. The Campbell Estate has also filed a third party compliant, as amended, against Northbrook Corporation ("Northbrook") seeking a defense and indemnity. Campbell Estate, Oahu Sugar, and Northbrook filed cross motions for summary judgment on the third party complaints. On October 27, 2000, the court ruled that Oahu Sugar, under its 1970 amendment of lease with Campbell Estate, and Northbrook, under its guaranty of the lease, have an obligation to defend and indemnify the Campbell Estate for any environmental liability under specified federal and state environmental law, negligence and strict liability for ultrahazardous activity, assessed against Campbell Estate as owner of the subject property due to actions taken by Oahu Sugar on the property from 1970 forward, only, and not for activities occurring before 1970. The court also ruled that Campbell Estate is entitled to recover its attorneys' fees, costs, and expenses incurred in establishing its right to indemnity. On November 6, 2000, Campbell Estate filed a motion for reconsideration to have the trial court reconsider that portion of its ruling that relieves Oahu Sugar and Northbrook of the obligation to indemnify Campbell Estate for the failure to eliminate and cleanup the alleged contamination to the extent that it occurred prior to 1970. On or about December 15, 2000, the trial court denied the motion for reconsideration and the Campbell Estate is seeking to appeal the trial court's order. The plaintiff on one hand and the Campbell Estate and Oahu Sugar on the other filed cross motions for summary judgment. The arguments on these motions are scheduled for June 2001. Trial of this matter is currently scheduled for September 2001. Oahu Sugar intends to vigorously defend itself.

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

     Oahu Sugar is also a defendant in another alleged asbestos related personal injury action entitled, Anthony Fiori and Stella Fiori v. Raybestos-Manhattan, filed in the San Francisco County Superior Court, Case No. 304868, filed on or about July 13, 1999. In the complaint, plaintiffs seek $3.0 million in economic and non-economic damages, as well as $1.0 million in punitive damages, for injuries alleged sustained. The matter is currently set for trial in July 2001.

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

     On or about February 23, 2001 Kekaha Sugar Co., Ltd. received a letter from the Hawaii Department of Health ("HDOH") assigning the Kekaha Sugar Co., Ltd. site a high priority status based on HDOH's review of available environmental data. In the letter, HDOH identified five major areas of potential environmental concern including the former wood treatment plant, the herbicide mixing plant, the seed dipping plant, the settling pond, and the Kekaha Sugar Mill. While setting forth specific concerns, the HDOH reserved the right to designate still further areas of potential concern which might require further investigation and possible remediation. HDOH further reserved the right to modify its prioritization of the site should conditions warrant. The assignment of the high priority status will likely result in a high degree of oversight by the HDOH as the issues raised are studied and addressed. Kekaha Sugar Co., Ltd. has responded to the letter.

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



ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     APIC had not paid the ERS the minimum interest payments due on January 1, April 1, July 1 and October 1, 2000. A default notice from the ERS was received which notice included an acceleration of all amounts due under the loan and the ERS filed to realize upon their security. Pursuant to an agreement between the ERS and APIC approximately 3,800 was paid in September 2000, to the ERS for a portion of the past due interest amounts and the ERS has agreed to temporarily suspend its action to realize upon its security until March 26, 2001. This date has not been extended. Subsequent to September 2000 through March 31, 2001, additional payments aggregating approximately $1,700 have been made to the lender. Renegotiation of the loan terms is currently underway. Though the Company has recently executed a non-binding letter of intent setting forth certain parameters for the negotiation of a definitive extension agreement, there can be no assurance that such negotiations will result in a definitive agreement to settle the disputes with the ERS concerning this loan.

     The Company has received a notice from each of the holders of the Senior Debt notifying the Company that all Senior Debt is currently in default due to the existence of other defaults or circumstances that constitute events of default under the Senior Debt. Amounts due on such indebtedness aggregated $181,237 as of March 31, 2001 and are included in "Amounts due to affiliates - Senior Debt Financing" in the accompanying Consolidated Balance Sheets. Reference is made to Note 2 of Notes to Consolidated Financial Statements.

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

  4.4      Amendment to the $66,000,000 loan with the Employees'
Retirement System of the State of Hawaii to Amfac/JMB Hawaii, Inc. as of April 18, 1996. (4)

  4.5 $10,000,000 loan agreement between Amfac Property Development Corp. and City Bank at December 18, 1996. (5)

  4.6 Amended and Restated $25,000,000 loan agreement between Waikele Golf Club, Inc. Bank of Hawaii dated February 4, 1997. (6)

  4.7      Second Supplement to the Indenture dated as of March 1, 1998.
(7)

  4.8      Third Supplement to the Indenture dated as of October 16,
2000. (10)

  4.9 Promissory Note A, in replacement of Note #1, in the amount of $28,370,074.56 between Amfac Hawaii LLC and Fred Harvey Transportation Company dated December 29, 2000. (10)

  4.10 Promissory Note B, in replacement of Note #1, in the amount of $68,059,328.34 between Amfac Hawaii LLC and Fred Harvey Transportation Company dated December 29, 2000. (10)

  4.11 Amended and Restated Promissory Note in the amount of $26,375,300 between Amfac Hawaii LLC and AF Investors LLC dated December 29, 2000. (10)

  4.12 Amended and Restated Promissory Note in the amount of $21,318,000 between Amfac Hawaii LLC and AF Investors LLC dated December 29, 2000. (10)

  4.13 Amended and Restated Promissory Note in the amount of $10,000,000 between Amfac Hawaii LLC and Northbrook Corporation dated December 29, 2000. (10)

  4.14     Amended and Restated Promissory Note between The Lihue
Plantation Company, Limited and Northbrook Corporation dated December 29, 2000. (10)

  4.15     Amended and Restated Promissory Note between The Lihue
Plantation Company, Limited and Northbrook Corporation dated December 29, 2000. (10)

Exhibit No.Exhibit
------------------

  4.16 Assignment of Loan Documents between Tobishima Pacific, Inc. and 900 Investment Management, L.P. dated September 29, 2000. (10)

  4.17 Assignment of Loan Documents between 900 Investment Management L.P. and NB Realty Holdings-VI, Inc. dated September 29, 2000. (10)

  4.18 Note Modification Agreement between Amfac Property Investment Corp. and NB Realty Holdings-VI, Inc. dated October 2, 2000. (10)

  4.19 Second Note Modification agreement between Amfac Hawaii and NB Holdings-VI, Inc. dated December 31, 2000. (10)

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

Exhibit No.Exhibit
------------------

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

 10.15 Amfac-Amfac Hawaii Tax Agreement, dated February 21, 1989 between Amfac, Inc. and Amfac/JMB Hawaii, Inc. (2)

 10.16 Agreement Concerning Amfac - Amfac Hawaii Tax Agreement by and among Amfac Hawaii LLC and Northbrook Corporation dated November 30, 2000.
(10)

 10.17 Tax Agreement by and among Northbrook Corporation and Amfac Hawaii LLC dated December 29, 2000. (10)

 10.18 Contribution Agreement by and among Amfac Property Investment Corp., Pioneer Mill Company, Limited, Northbrook Corporation, AF Investors, LLC and Fred Harvey Transportation Company dated November 27, 2000. (10)

 10.19 Restructuring Agreement by and among Amfac Hawaii LLC, and subsidiaries, Amfac Property Investment Corp., Northbrook Corporation, AF Investors, LLC, Fred Harvey Transportation Company, Amfac Finance Limited Partnership and NV Realty Holdings-VI, Inc. dated December 29, 2000. (10)

 10.20 Services Agreement, dated November 18, 1988, between Amfac/JMB Hawaii, Inc., and Amfac Property Development Corp.; Amfac Property Investment Corp.; Amfac Sugar and Agribusiness, Inc.; Kaanapali Water Corporation; Amfac Agribusiness, Inc.; Kekaha Sugar Company, Limited; The Lihue Plantation Company, Limited; Oahu Sugar Company, Limited; Pioneer Mill Company, Limited; Puna Sugar Company, Limited; H. Hackfeld & Co., Ltd.; and Waiahole Irrigation Company, Limited and JMB Realty Corporation.
(2)

 10.21. Assignment and assumption agreement dated September 30, 1998, executed by TPI and APIC. (8)

 10.22. Assignment and Contribution Agreement effective December 31, 1998 between Northbrook Corporation and Amfac/JMB Hawaii, L.L.C. (9)

 10.23. Note Modification Agreement dated December 31, 1998 between Amfac/JMB Hawaii, L.L.C. and Fred Harvey Transportation Company. (9)

Exhibit No.Exhibit
------------------

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

     (10) Previously filed as exhibit to the Company's Form 10-K report under the Securities Act of 1934 (File No. 33-24180) filed March 30, 2001 and hereby incorporated by reference.

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMFAC HAWAII, LLC


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: May 9, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: May 9, 2001

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMFAC LAND COMPANY, LIMITED


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: May 9, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: May 9, 2001

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMFAC PROPERTY DEVELOPMENT CORP.


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: May 9, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: May 9, 2001

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMFAC PROPERTY INVESTMENT CORP.


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: May 9, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: May 9, 2001

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      H. HACKFIELD & CO., LTD.


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: May 9, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: May 9, 2001

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      KAANAPALI ESTATES COFFEE, INC.


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: May 9, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: May 9, 2001

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      KAANAPALI WATER CORPORATION


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: May 9, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: May 9, 2001

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      KEKAHA SUGAR COMPANY, LIMITED


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: May 9, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: May 9, 2001

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      THE LIHUE PLANTATION COMPANY, LIMITED


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: May 9, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: May 9, 2001

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      OAHU SUGAR COMPANY, LIMITED


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: May 9, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: May 9, 2001

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      PIONEER MILL COMPANY, LIMITED


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: May 9, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: May 9, 2001

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      PUNA SUGAR COMPANY, LIMITED


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: May 9, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: May 9, 2001

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      WAIAHOLE IRRIGATION COMPANY, LIMITED


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: May 9, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: May 9, 2001

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      WAIKELE GOLF CLUB, INC.


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: May 9, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: May 9, 2001
3092: