Form 10-Q
period 2001-06-30
AMFAC JMB HAWAII INC
filed 2001-08-14
CIK 839437

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended June 30, 2001     Commission File Number 33-24180



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

As of August 10, 2001, all of Amfac Hawaii LLC's membership interest is solely owned by Northbrook Corporation, an Illinois corporation, and not traded on a public market.

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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     4

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . .    23


PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    32

Item 3.    Defaults Upon Senior Securities. . . . . . . . . .    37

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    38

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                           AMFAC HAWAII, LLC

                      Consolidated Balance Sheets

                  June 30, 2001 and December 31, 2000
                        (Dollars in Thousands)



                                            JUNE 30,     DECEMBER 31,
                                             2001           2000
                                          (Unaudited)      (Note 1)
                                          -----------    -----------
A S S E T S
-----------

Current assets:
  Cash and cash equivalents . . . . .       $  8,091           9,660
  Receivables-net . . . . . . . . . .          1,490           2,648
  Inventories . . . . . . . . . . . .         29,645          47,177
  Prepaid expenses. . . . . . . . . .            505             120
  Escrow deposits and restricted
    funds . . . . . . . . . . . . . .          7,838           8,784
                                            --------        --------
        Total current assets. . . . .         47,569          68,389
                                            --------        --------

Property, plant and equipment:
  Land and land improvements. . . . .        152,598         153,650
  Machinery and equipment . . . . . .         44,094          44,251
  Construction in progress. . . . . .            174             469
                                            --------        --------
                                             196,866         198,370
  Less accumulated depreciation
    and amortization. . . . . . . . .         48,921          47,282
                                            --------        --------
                                             147,945         151,088
                                            --------        --------
Deferred expenses, net. . . . . . . .          4,979           5,299
Deferred tax asset. . . . . . . . . .          1,554           --
Other assets. . . . . . . . . . . . .         27,704          27,511
                                            --------        --------
                                            $229,751         252,287
                                            ========        ========

                           AMFAC HAWAII, LLC

                                            JUNE 30,     DECEMBER 31,
                                             2001           2000
                                          (Unaudited)      (Note 1)
                                          -----------    -----------
L I A B I L I T I E S
---------------------
Current liabilities:
  Accounts payable. . . . . . . . . .       $  4,312           5,823
  Accrued expenses. . . . . . . . . .         10,549          13,419
  Current portion of long-term
    debt. . . . . . . . . . . . . . .          3,158           3,286
  Current portion of deferred
    income taxes. . . . . . . . . . .          --              3,027
  Amounts due to affiliates . . . . .         12,990          12,660
  Amounts due to affiliates -
    Senior Debt financing in default.        185,430         187,095
                                            --------        --------
        Total current liabilities . .        216,439         225,310
                                            --------        --------
Amounts due to affiliates -
  Senior Debt financing . . . . . . .          5,460           5,460
Accumulated postretirement
  benefit obligation. . . . . . . . .         37,585          41,433
Long-term debt. . . . . . . . . . . .         23,537          23,735
Other long-term liabilities . . . . .         12,248          15,092
Deferred income taxes . . . . . . . .          3,526           4,174
Certificate of Land Appreciation
  Notes . . . . . . . . . . . . . . .        139,413         139,413
                                            --------        --------
        Total liabilities . . . . . .        438,208         454,617
                                            --------        --------
Commitments and contingencies
  (notes 2, 3, 4, 6, 7 and 8)

Investment in unconsolidated entity,
  at equity . . . . . . . . . . . . .          7,824           7,628


M E M B E R ' S   E Q U I T Y   (D E F I C I T )
------------------------------------------------

Member's equity (deficit) . . . . . .       (216,281)       (209,958)
                                            --------        --------
        Total Member's equity
          (deficit) . . . . . . . . .       (216,281)       (209,958)
                                            --------        --------
                                            $229,751         252,287
                                            ========        ========













              The accompanying notes are an integral part
               of the consolidated financial statements.

                                              AMFAC HAWAII, LLC

                                    Consolidated Statements of Operations

                              Three and Six Months Ended June 30, 2001 and 2000
                                           (Dollars in Thousands)
                                                 (Unaudited)
                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                             JUNE 30                      JUNE 30
                                                      ----------------------      ----------------------
                                                        2001          2000          2001          2000
                                                      --------      --------      --------      --------
Revenue:
  Agriculture . . . . . . . . . . . . . . . . . .     $    432         6,587         2,997        12,802
  Property. . . . . . . . . . . . . . . . . . . .        5,007           711        24,329         5,770
  Golf. . . . . . . . . . . . . . . . . . . . . .        1,075         3,743         2,322         8,403
                                                      --------      --------      --------      --------
                                                         6,514        11,041        29,648        26,975
                                                      --------      --------      --------      --------
Cost of sales:
  Agriculture . . . . . . . . . . . . . . . . . .          671         9,231         1,413        15,472
  Property. . . . . . . . . . . . . . . . . . . .        1,954           184        21,441         4,159
  Golf. . . . . . . . . . . . . . . . . . . . . .          807         2,184         1,585         4,601
                                                      --------      --------      --------      --------
                                                         3,432        11,599        24,439        24,232
Operating expenses:
  Selling, general and administrative . . . . . .        2,336         2,040         4,459         4,336
  Depreciation and amortization . . . . . . . . .          739         1,313         1,663         2,651
                                                      --------      --------      --------      --------
Total costs and expenses. . . . . . . . . . . . .        6,507        14,952        30,561        31,219

Operating income (loss) . . . . . . . . . . . . .            7        (3,911)         (913)       (4,244)
                                                      --------      --------      --------      --------
Non-operating income (expenses):
  Amortization of deferred costs. . . . . . . . .         (175)         (212)         (351)         (423)
  Interest expense. . . . . . . . . . . . . . . .       (6,213)       (8,722)      (12,932)      (16,728)
  Interest income . . . . . . . . . . . . . . . .          108            58           296           158
                                                      --------      --------      --------      --------
                                                        (6,280)       (8,876)      (12,987)      (16,993)
                                                      --------      --------      --------      --------




                                              AMFAC HAWAII, LLC

                                    Consolidated Statements of Operations

                        Three and Six Months Ended June 30, 2001 and 2000 - Continued
                                           (Dollars in Thousands)
                                                 (Unaudited)




                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                             JUNE 30                      JUNE 30
                                                      ----------------------      ----------------------
                                                        2001          2000          2001          2000
                                                      --------      --------      --------      --------

    Loss before taxes . . . . . . . . . . . . . .       (6,273)      (12,787)      (13,900)      (21,237)
                                                      --------      --------      --------      --------

  Income tax benefit. . . . . . . . . . . . . . .        2,301         5,295         5,229         8,545
                                                      --------      --------      --------      --------

    Net income (loss) . . . . . . . . . . . . . .     $ (3,972)       (7,492)       (8,671)      (12,692)
                                                      ========      ========      ========      ========























            The accompanying notes are an integral part of the consolidated financial statements.

                           AMFAC HAWAII, LLC

                 Consolidated Statements of Cash Flows

                Six Months Ended June 30, 2001 and 2000
                        (Dollars in Thousands)
                              (Unaudited)

                                                 2001          2000
                                               --------      --------
Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . .    $ (8,671)      (12,692)
  Items not requiring (providing) cash:
    Depreciation and amortization . . . . .       1,663         2,651
    Amortization of deferred costs. . . . .         351           423
    Amortization of unrecognized
      actuarial gain (note 7) . . . . . . .      (1,138)        --
    Deferred income, net of additional
      reserves. . . . . . . . . . . . . . .      (3,059)        --
    Equity in earnings of investments . . .         196         --
    Income tax benefit. . . . . . . . . . .      (5,229)       (8,545)
    Interest on ERS debt in default . . . .       --            3,202
    Interest on advances from affiliates. .       8,873         9,259
Changes in:
  Restricted cash . . . . . . . . . . . . .         946           145
  Receivables - net . . . . . . . . . . . .       1,158        (2,056)
  Inventories . . . . . . . . . . . . . . .      19,014           732
  Prepaid expenses. . . . . . . . . . . . .        (385)          228
  Accounts payable. . . . . . . . . . . . .      (1,511)       (1,041)
  Accrued expenses. . . . . . . . . . . . .        (522)         (238)
  Amounts due to affiliates . . . . . . . .         330           426
  Other long-term liabilities . . . . . . .      (2,855)       (2,144)
                                               --------      --------
        Net cash provided by (used in)
          operating activities. . . . . . .       9,161        (9,650)
                                               --------      --------
Cash flows from investing activities:
  Property additions. . . . . . . . . . . .         (29)       (1,105)
  Property sales, disposals and
    retirements - net . . . . . . . . . . .          27            45
  Other assets. . . . . . . . . . . . . . .      (1,155)         (344)
  Other long-term liabilities . . . . . . .       1,322           772
                                               --------      --------
        Net cash provided by (used in)
          investing activities. . . . . . .         165          (632)
                                               --------      --------
Cash flows from financing activities:
  Deferred expenses . . . . . . . . . . . .         (31)          (10)
  Net (repayments) proceeds of
    long-term debt. . . . . . . . . . . . .        (326)         (140)
  Net amounts due to affiliates . . . . . .     (10,538)        3,472
                                               --------      --------
        Net cash provided by (used in)
          financing activities. . . . . . .     (10,895)        3,322
                                               --------      --------
        Net increase (decrease) in
          cash and cash equivalents . . . .      (1,569)       (6,960)
        Cash and cash equivalents,
          beginning of year . . . . . . . .       9,660         9,977
                                               --------      --------
        Cash and cash equivalents,
          end of period . . . . . . . . . .    $  8,091         3,017
                                               ========      ========

                           AMFAC HAWAII, LLC

                                                 2001          2000
                                               --------      --------

Supplemental disclosure of cash flow
 information:
  Cash paid for interest (net of
    amount capitalized) . . . . . . . . . .    $  4,896         4,299
                                               ========      ========

  Schedule of non-cash investing and
   financing activities:
    Transfer of property actively held
      for sale to real estate inventories .    $  1,482         2,638
                                               ========      ========















































              The accompanying notes are an integral part
               of the consolidated financial statements.

                           AMFAC HAWAII, LLC

              Notes to Consolidated Financial Statements

                        June 30, 2001 and 2000
                              (unaudited)

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

(1)  BASIS OF ACCOUNTING

     Amfac Hawaii, LLC ("AHI", and collectively with the Additional Registrants, as their respective interests may appear, the "Company") is a Hawaii limited liability company. AHI changed its name from Amfac/JMB Hawaii, L.L.C. in March 2001. AHI is wholly-owned by Northbrook Corporation ("Northbrook"). The primary business activities of the Company, are land development and sales and golf course management and agriculture. In September 2000, the Company announced its plan to shutdown the remaining sugar operations which represented a substantial portion of its agriculture segment. The Company owns as of the date of this report approximately 5,000 acres of land located on the islands of Maui and Kauai in the State of Hawaii. In addition to its owned lands, the Company leases approximately 4,000 acres of land used primarily in conjunction with its agricultural operations. The Company's operations are subject to significant government regulation.

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

     The Company's policy is to consider all amounts held with original maturities of three months or less in U.S. Government obligations, certificates of deposit and money market funds (approximately $6,703 and $8,550 at June 30, 2001 and December 31, 2000, respectively) as cash equivalents that are reflected at cost, which approximates market. In addition, escrow deposits and restricted funds ($7,838 and $8,784 at June 30, 2001 and December 31, 2000, respectively), represents cash which was restricted primarily to fund, among other things, certain liabilities (Note 6).

     Project costs associated with the acquisition, development and construction of real estate projects are capitalized and classified as construction in progress. Such capitalized costs are not in excess of the project's estimated fair value, as reviewed periodically or as considered necessary. In addition, interest is capitalized to qualifying assets (principally real estate under development) during the period that such assets are undergoing activities necessary to prepare them for their intended use. Such capitalized interest is charged to cost of sales as revenue from the real estate development is recognized. Interest costs of $0 and $273 have been capitalized for the six months ended June 30, 2001 and 2000, respectively.

     Land actively held for sale and any related development costs transferred from construction in progress are reported as inventories in the accompanying consolidated balance sheets and are stated at the lower of cost or fair value less costs to sell.

     Impairment losses are to be recorded on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Land held for sale of approximately $27,281 and $44,772 is included in inventory in the accompanying consolidated balance sheets at June 30, 2001 and December 31, 2000, respectively, and is carried at the lower of cost or fair value less cost to sell.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

     On December 29, 2000, the $99,595 Senior Debt note (which then had an outstanding balance of principal and interest of $135,959) was split into two notes: (i) a note with an outstanding balance of principal and interest as of such date of $40,000 which was transferred to Northbrook and subsequently Northbrook contributed $15,000 to AHI's capital leaving an outstanding balance of principal and interest of $25,000, and (ii) a note with an outstanding balance of principal and interest of $95,959 as of such date which remains payable to Fred Harvey. These notes are payable interest only until maturity, have a maturity date of February 17, 2007, and accrue interest at the prime rate (6.75% at June 30, 2001) plus 2%.
The $25,000 note defers interest until December 31, 2006 at which time Northbrook has agreed to contribute it to the capital of the Company so long as certain contingent events do not occur. The $95,959 note defers interest until December 31, 2002 at which time one-third of such deferred interest is due, with the remainder of previously deferred interest payable one-half on December 31, 2003, and one-half on December 31, 2004. Prepayment may be required of net property sale proceeds remaining after providing reserves for anticipated cash needs for the twelve months following the property sales. As a result of property sales in July 2001, it is expected that a prepayment will be made during the third quarter of 2001.

     AF Investors was the holder of two Senior Debt notes from the Company, one dated May 25, 1999 in the original principal amount of $21,318, and one dated May 31, 1999 in the original principal amount of $26,375, each amount borrowed in connection with the redemption by the Company of Class B COLAs on June 1, 1999. Such Senior Debt notes were scheduled to mature on December 31, 2008 and bore interest at a rate per annum of prime plus 1%. Interest on such Senior Debt was deferred through December 31, 2001.

                           AMFAC HAWAII, LLC

                        (Dollars in Thousands)


     On December 29, 2000, the Company and AF Investors modified the $21,318 and $26,375 Senior Debt notes to, among other things, defer interest through December 31, 2003, with one-half of such deferred interest payable on such date and the remainder payable on December 31, 2004. These notes accrue interest at the prime rate (6.75% at June 30, 2001) plus 1%. Prepayment may be required of net property sale proceeds remaining after providing reserves for anticipated cash needs for the twelve months following the property sales. Additional interest may be payable on such Senior Debt upon its maturity based upon fair market value, if any, of the Company's equity at that time. As a result of property sales in July 2001, it is expected that a prepayment will be made during the third quarter of 2001.

     In 2000, the Company borrowed approximately $5,576 from Northbrook for purposes of satisfying the Mandatory Base Interest payment related to the COLAs due in 2000. During 2000, the Company borrowed an additional $4,300 to fund certain capitalizable property development and agriculture disbursements. Such Senior Debt was originally scheduled to mature on December 31, 2000, but its maturity date was extended (in September 2000) to not earlier than February 28, 2001. It bears interest at a rate per annum equal to prime (6.75% at June 30, 2001) plus 1% and is guaranteed by the Company.

     On December 29, 2000, the Northbrook Senior Debt notes were amended to, among other things, make them demand notes. Prepayment may be required of net property sale proceeds remaining after providing reserves for anticipated cash needs for the twelve months following the property sales. Such notes were paid down to zero by the Company in January 2001, but remain available to fund further advances for such purposes at Northbrook's election.

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

The note bore interest of 8.5% and is payable quarterly. In October 2000, an affiliate of Northbrook purchased the note for the outstanding principal and accrued interest aggregating approximately $5,585. The Company was negotiating to restructure the debt and the affiliate agreed to defer the amounts due under the note until the restructuring was complete. On December 29, 2000, the note was amended to require quarterly interest payments beginning March 31, 2001 (such interest payments were made on April 10, 2001 and July 18, 2001) with principal payable on demand; provided, that if no demand is previously made, the amendment contains two scheduled principal payments of $2,730 each in September of 2002 and 2003. The note remains secured by AHI's 50% undivided interest in the property still owned by the Company at Kaanapali North Beach, with a majority of all such property also mortgaged as security for the other Senior Debt.

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

     The total amount due Northbrook and its subsidiaries for Senior Debt financing as of June 30, 2001 was $190,890 which includes accrued and deferred interest to affiliates on Senior Debt of approximately $48,781. Under the terms of the Indenture, the amounts borrowed from Northbrook or its affiliates are "Senior Indebtedness" and are thus senior in priority to the COLAs.

     At current interest rates, approximately $56,627 of such deferred interest relating to all Senior Debt existing prior to the modification would have become due and payable on December 31, 2001 and is now deferred beyond such date. Even though the agreements by Northbrook and its affiliates in 2000 to further defer interest under the Senior Debt, and contribute additional Senior Debt to the capital of the Company, or make other capital contributions (see note 6 below) may assist the Company in the completion of potential future development activities, there can be no assurance that the Company will either have unrestricted cash available or have the ability to refinance such obligation at such times amounts become payable under Senior Debt as restructured. Failure to meet such obligation, if called, would cause all Senior Debt owing to Northbrook, Fred Harvey, AF Investors or other Northbrook affiliates to be immediately due and payable. A default on Senior Debt of such magnitude would constitute an event of default under the Indenture.

     The Company has received a notice from each of the holders of the Senior Debt notifying the Company that all Senior Debt is currently in default due to the existence of other defaults or circumstances that constitute events of default under the Senior Debt, including, without limitation actions taken by ERS to realize upon indebtedness owed to it, and due to the adverse verdict in the Oahu Sugar V. Arakaki and Swift lawsuit described under Part II. Item 1. "Legal Proceedings". Under the Restructuring Agreement, effective as of December 29, 2000, among the Company, certain of the Company's subsidiaries and certain holders of Senior Debt affiliated with Northbrook, the parties have agreed that the defaults described above shall continue but that the Senior Debt holders will not exercise their remedies against the Company and its subsidiaries based upon those defaults until either ERS obtains a judgment against or attempts to exercise certain remedies or unless necessary to protect their superior rights under the Senior Debt against the plaintiffs in the Swift/Arakaki lawsuit. There can be no assurance that the Senior Debt holders will not accelerate the Senior Debt, either because of actions by ERS or the opponents in the Swift/Arakaki lawsuit or because of additional defaults arising under the Senior Debt. An acceleration of the Senior Debt would constitute an event of default under the Indenture.

                           AMFAC HAWAII, LLC

                        (Dollars in Thousands)


(3)  CERTIFICATE OF LAND APPRECIATION NOTES

     The COLAs are unsecured debt obligations of the Company, and are subordinated in priority to all "Senior Indebtedness" (as defined in the Indenture) including, but not limited to, the Senior Debt. Interest on the COLAs is payable semi-annually on February 28 and August 31 of each year. The COLAs mature on December 31, 2008. Reference is made to the Company's Annual Report on Form 10-K for discussion of the issuance and redemption history of the COLAs. Though the Company continues to be current with respect to its obligation to pay Mandatory Base Interest (as defined in the Indenture) on the COLAS, the Company has not generated a sufficient level of Net Cash Flow to incur or pay Contingent Base Interest (as defined in the Indenture) on the COLAs commencing in 1990. Approximately $96,039 of cumulative deferred Contingent Base Interest (i.e. not due and payable in the absence of events which have not occurred) related to the period from August 31, 1989 (Final Issuance Date) through June 30, 2001 has not been accrued in the accompanying consolidated financial statements as the Company believes that it is not probable at this time that a sufficient level of Net Cash Flow (as defined in the Indenture) will be generated in the future or that there will be sufficient Maturity Market Value (as defined in the Indenture) as of December 31, 2008 (the COLA maturity date) to pay any unaccrued and deferred Contingent Base Interest. The following table is a summary of Mandatory Base Interest and Contingent Base Interest for the six months ended June 30, 2001 and the year ended December 31, 2000:
                                           Six Months     The Year
                                             Ended         Ended
                                            June 30,     December 31,
                                              2001         2000
                                           ----------    ------------
Mandatory Base Interest paid. . . . . . .   $ 2,788          5,576
Contingent Base Interest due and paid . .      --              --
Cumulative deferred Contingent Base
  Interest. . . . . . . . . . . . . . . .   $96,039         91,857

Net Cash Flow was $0 for 2000 and is expected to be $0 for 2001.

     As of June 30, 2001, the Company had approximately 155,271 Class A COLAs and approximately 123,554 Class B COLAs outstanding, with a principal balance of approximately $77,635 and $61,778, respectively.

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

     The Company received a Notice of Default on June 1, 2001 from the Trustee regarding the Company's non-delivery of the appraisals and Value Maintenance Ratio. The Company made the February 2001 interest payment on the COLAs based upon the Trustee's representation that it will not, as a result of the non-delivery of the items described in the preceding sentence, exercise its discretion to accelerate the payment of the COLAs or recommend to the holders of the COLAs that they seek to accelerate the payment of the COLAs. The Trustee did not waive any past or future defaults or related rights of the COLA holders in connection with the foregoing.


(4)  LONG-TERM DEBT

     In December 1996, Amfac Property Development Corp. ("APDC"), a wholly-owned subsidiary of the Company, obtained a $10,000 loan facility from City Bank. The loan is secured by a mortgage on property under development at the former Oahu Sugar mill-site (the sugar plantation was closed in 1995), and is "Senior Indebtedness" (as defined in the Indenture). The loan bore interest at the bank's base rate plus .5% and originally was scheduled to mature on December 1, 1998. In November 1998, APDC sold certain mill-site property which served as collateral for the $10,000 City Bank loan for an approximate sales price of $7,690 in cash plus 2% of the gross sales price of subsequent parcel sales of all or any portion of the property by the purchaser. The bank required $6,000 of the sales proceeds as a principal reduction on the loan in order to release the collateral. APDC received a one-year extension on the $4,000 remaining balance of the loan which is secured by another parcel at the mill-site. The extended loan bore interest at the bank's base rate plus 1.25% and was scheduled to mature on December 1, 1999. APDC reached an agreement with the bank for an additional one year extension on $3,000 of the $4,000 loan. APDC made a $1,000 loan payment on December 2, 1999. The new extended loan bore interest at the bank's base rate plus 1.25% and matured on December 1, 2000. In January 2001, APDC reached an agreement with the Bank for an extension until December 1, 2001 with a principal payment of $150 upon execution of the agreement. The newly extended loan bears interest at the bank's base rate (6.75% at June 30, 2001) plus 2%. Upon maturity of the loan, it is not expected that APDC will have the funds necessary to pay the remaining balance of the loan without sale of the remaining mill site land.

If such loan cannot be further extended, it would likely result in APDC no longer having an ownership interest in the property.

                           AMFAC HAWAII, LLC

                        (Dollars in Thousands)

     In February 1997, Waikele Golf Club, Inc. ("WGCI"), a wholly-owned subsidiary of the Company that owns and operates the Waikele Golf Course, entered into a loan agreement with the Bank of Hawaii that refinanced an earlier loan facility. The initial principal amount of the loan was $25,000, with a maturity date of February 2007, an interest rate of LIBOR (6.35% at June 30, 2001) plus 2% until the fifth anniversary and LIBOR plus 2.25% thereafter and with principal to be repaid based on a 30-year amortization schedule. The loan is secured by WGCI's assets (the golf course and related improvements and equipment), is guaranteed by AHI, and is "Senior Indebtedness" (as defined in the Indenture). As of June 30, 2001, the outstanding balance was $23,845, with scheduled annual principal maturities of $309 in 2001 through 2006 and the balance of $22,148 in 2007.


(5)  SEGMENT INFORMATION

     Agriculture, Property and Golf comprise separate industry segments of the Company. Operating Income (Loss)-Other consists primarily of unallocated overhead expenses and Total Assets-Other consists primarily of cash and deferred expenses. Total assets at the balance sheet dates and capital expenditures, operating income (loss) and depreciation and amortization during the six months ended June 30, 2001 and 2000 are set forth below by each industry segment:
                                           June 30,   December 31,
                                             2001         2000
                                           --------   ------------
Total Assets:
  Agriculture . . . . . . . . . . . . . .  $ 87,248         90,147
  Property. . . . . . . . . . . . . . . .    91,228        102,408
  Golf. . . . . . . . . . . . . . . . . .    29,573         29,969
  Other . . . . . . . . . . . . . . . . .    21,702         29,763
                                           --------       --------
                                           $229,751        252,287
                                           ========       ========

                                              Six Months Ended
                                                  June 30,
                                          ------------------------
                                             2001           2000
                                           --------       --------
Capital Expenditures:
  Agriculture . . . . . . . . . . . . . .  $      5            909
  Property. . . . . . . . . . . . . . . .     --                23
  Golf. . . . . . . . . . . . . . . . . .        24            173
                                           --------       --------
                                           $     29          1,105
                                           ========       ========
Operating income (loss):
  Agriculture . . . . . . . . . . . . . .  $    100         (4,751)
  Property. . . . . . . . . . . . . . . .       368         (2,022)
  Golf. . . . . . . . . . . . . . . . . .       200          2,828
  Other . . . . . . . . . . . . . . . . .    (1,581)          (299)
                                           --------       --------
                                           $   (913)        (4,244)
                                           ========       ========
Depreciation and amortization:
  Agriculture . . . . . . . . . . . . . .  $  1,189          1,786
  Property. . . . . . . . . . . . . . . .        42            201
  Golf. . . . . . . . . . . . . . . . . .       432            660
  Other . . . . . . . . . . . . . . . . .     --                 4
                                           --------       --------
                                           $  1,663          2,651
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

     The Company and its joint ventures reimburse Northbrook, JMB and their affiliates for direct expenses incurred on their behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's or the joint ventures' operations. The total of such costs for the six months ended June 30, 2001 and 2000 was approximately $694 and $400, respectively, of which $1,344 was unpaid as of June 30, 2001. In addition, as of June 30, 2001, the current portion of amounts due to affiliates includes $9,106 and $2,009 of income tax payable related to the Class A COLA Redemption Offer and Class B COLA Redemption Offer, respectively (see Note 3). Also, the Company pays a non-accountable reimbursement of approximately $30 per month to JMB or its affiliates in respect of general overhead expense, all of which was paid as of June 30, 2001.

     JMB Insurance Agency, Inc., an affiliate of JMB, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those available to the Company in similar dealings with unaffiliated third parties. The total of such commissions for the six months ended June 30, 2001 and 2000 was approximately $124 and $459, respectively, all of which was paid as of June 30, 2001.

     Northbrook and its affiliates allocated certain charges for services to the Company based upon the estimated level of services for the six months ended June 30, 2001 and 2000 of approximately $75 and $240, respectively, of which $727 was unpaid as of June 30, 2001. These services and costs are intended to reflect the Company's separate costs of doing business and are principally related to the inclusion of the Company's employees in the Northbrook pension plan, payment of severance and termination benefits and reimbursement for insurance claims paid on behalf of the Company. All amounts described above, deferred or currently payable, do not bear interest and are expected to be paid in future periods.

                           AMFAC HAWAII, LLC

                        (Dollars in Thousands)


     Under a December 29, 2000, Restructuring Agreement, the Company and certain of its subsidiaries agreed to terminate their prior tax agreement so that the Company and its subsidiaries would be responsible for paying their own income taxes on taxable income generated in 2001 and thereafter. Such amount for the six months ended June 30, 2001 is reflected as a deferred tax asset in the accompanying consolidated financial statements. The Company and subsidiaries also agreed to make prepayments of certain amounts on the Senior Debt notes of net property sale proceeds remaining after providing reserves for anticipated cash needs for the 12 months following the property sales. As a result of property sales in July 2001, it is expected that a prepayment will be made during the third quarter of 2001. The Company and subsidiaries further agreed to provide additional security for the Senior Debt. In exchange, the Senior Debt holders agreed to release their liens on Company and subsidiary properties to effectuate sales of properties, provided that there is no default on the Senior Debt and provided that the sale realizes fair value. The Senior Debt holders further agreed to modify for the Company's and the subsidiaries' benefit the repayment provisions on some of the Senior Debt (see note 2 above).
The Senior Debt holders also agreed to contribute to the Company's capital Senior Debt in the amount of $15,000 in 2000 and agreed to contribute an additional $25,000 of Senior Debt on December 31, 2006, if the new tax agreement remains in effect at that time. Finally, the Senior Debt holders agreed to contribute certain other amounts to the Company to fund a significant portion of the costs associated with the shutdown of the Lihue and Kekaha sugar operations, as described below.

    Pursuant to the terms of the Restructuring Agreement, Northbrook agreed that it would cause the Northbrook sponsored pension plan to provide early retirement window benefits which reduced the Company's cash expenditures that resulted from the shutdown of the remaining sugar plantations on Kauai. Approximately $5,454 of such benefits were paid by the pension plan in 2000 and resulted in a corresponding addition to capital. An additional $4,154 of anticipated benefits were reflected as a liability in the accompanying December 31, 2000 financial statements and will result in an addition to capital when such benefits are paid by the plan. For the six months ended June 30, 2001, $2,348 of such benefits were paid and added to capital. The remaining $1,852 is reflected as a liability in the accompanying June 30, 2001 financial statements. The Restructuring Agreement also required the Company to put aside $8,000 as restricted cash for the purpose, among other things, of meeting certain liabilities.

     Reference is made to Note 2 - Amounts Due to Affiliates - Senior Debt Financing.


(7)  EMPLOYEE BENEFIT PLANS

     The Company participates in retirement benefit plans sponsored and maintained by Northbrook covering employees of Northbrook and certain of its affiliates including substantially all of the Company's employees. These plans provide benefits based primarily on length of service and compensation levels.

                           AMFAC HAWAII, LLC

                        (Dollars in Thousands)


     The Company currently amortizes unrecognized gains over the shorter of ten years or the average life expectancy of the inactive participants since almost all of the Plans' participants are inactive. The portion of the unrecognized net actuarial gain represented by the decrease in the Maintenance of Effort obligation is being amortized over four years, commencing in 2001. In 2000, principally due to shutdown of the Kauai sugar operations, a decrease in the expected future benefit obligation resulted. The curtailment resulted in a gain for financial reporting purposes which was recognized in the fourth quarter of 2000. $6,081 was reflected as a decrease in the Maintenance of Effort obligation for the year ended December 31, 2000. Such amount recognizes that the requirement to maintain an average level of certain retiree health care benefits expires in 2004. Such obligations are pursuant to collectively bargained contractual obligations of Lihue Plantation Company, Limited, Pioneer Mill Company, Limited and Oahu Sugar Company, Limited. In addition, due to the significant total amount of unrecognized gain at June 30, 2001, which is included in the financial statements as a liability, and the disproportionate relationship between the unrecognized gain and accumulated postretirement benefit obligation at June 30, 2001, the Company may, in the future, change its amortization policy to accelerate the recognition of the unrecognized gain. In considering such change, the Company would need to determine whether significant changes in the accumulated postretirement benefit obligation and unrecognized gain may occur in the future as a result of changes in actuarial assumptions, experience and other factors. Any future change to accelerate the amortization of the unrecognized gain would have no effect on the Company's cash flows, but could have a significant effect on its statement of operations.


(8)  COMMITMENTS AND CONTINGENCIES

     The Company sold a parcel on Maui near Lahaina in the first quarter of 2001, a parcel in Hanamaulu, Kauai also in the first quarter of 2001, and additional parcels in Hanamaulu, Kauai in the second quarter of 2001 which provided funds to the Company to help meet its short term liquidity needs including mandatory prepayment on Senior Indebtedness. However, the Company believes that, in the absence of additional land and business sales or financing from third parties (which has generally not been obtainable), additional Senior Debt borrowings from Northbrook or its affiliates will be necessary to meet its COLA related obligations and its long-term liquidity needs. Northbrook and its affiliates have made such borrowings available to the Company in the past (but are under no obligation to do so in the future). In addition, there is no assurance that Northbrook or its affiliates will have the financial capability or willingness to make such funds available to the Company in the future. To the extent land sales do occur, any funds received in excess of the Company's short-term needs are used to pay down Senior Debt in accordance with the debt restructure completed in December 2000 (see note 6). As a result of property sales in July 2001, it is expected that a prepayment will be made during the third quarter of 2001.

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

     The Company faces large contingent cash expenditures due to (i) the cost of the litigation and environmental matters described in Part II. "Legal Proceedings" and (ii) the cost of environmental clean up relating to the land and mill sites associated with Oahu, Kekaha, Lihue and Pioneer Mill plantations and buildings which could be significant but are presently not determinable. It is difficult to predict the ultimate outcome of these various contingencies, any of which could have a material adverse effect on the financial condition of the Company.

     As a consequence of the shutdown of the Company's sugar operations on Kauai, Gay & Robinson, Inc. ("G&R") is the sole remaining sugar grower on the island. In April 2001, the Company entered into a series of Agreements with G&R, and Hawaii Sugar and Transportation Cooperative ("HSTC"), of which G&R is a member, whereby (1) G&R would sell and deliver bagasse (a sugar byproduct) to the Company (as available) for the Company to burn to generate electric power at the Lihue Plantation power plant, as required by the Company's power purchase agreement with Kauai Electric (the "PPA"), (2) the Company would store the raw sugar and molasses produced by G&R and sold to HSTC in the Company's storage facility in Lihue, subject to a contract with HSTC and a guaranty of such contract and indemnification by G&R, and
(3) the Company would grant G&R an option to purchase the storage facility at fair market value, so long as the option was exercised before July 31, 2001. G&R has provided the Company with notice that it intends to exercise the option and thus in the event that a purchase price is not otherwise negotiated, the valuation of the property will be submitted to arbitration.

It is expected that the sale will most likely close early in the fourth quarter of 2001; however, there can be no assurance as to the amount of proceeds to be received from such sale.

     As reflected in the Company's June 30, 2001, balance sheet, approximately $185,430 of Senior Debt owed to affiliates of the Company is categorized as a current liability. The classification as a current liability results from defaults that occurred under such Senior Debt due to actions taken by ERS to realize upon indebtedness owed to it by the Company and APIC, and due to the adverse verdict in the Oahu Sugar V. Arakaki and Swift lawsuit described under Part II. "Legal Proceedings". Under the Restructuring Agreement, effective as of December 29, 2000, among the Company, certain of the Company's subsidiaries and certain holders of Senior Debt affiliated with Northbrook, the parties have agreed that the defaults described above shall continue but that the Senior Debt holders will not exercise their remedies against the Company and its subsidiaries based upon those defaults until either ERS obtains a judgment against or attempts to exercise certain remedies or unless necessary to protect their superior rights under the Senior Debt against the plaintiffs in the Swift/Arakaki lawsuit. There can be no assurance that the Senior Debt holders will not accelerate the Senior Debt, either because of actions by ERS or the opponents in the Swift/Arakaki lawsuit or because of additional defaults arising under the Senior Debt.

                           AMFAC HAWAII, LLC

                        (Dollars in Thousands)


     During the year ended December 31, 2000, the Company borrowed approximately $5,576 from Northbrook for the Mandatory Base Interest payments related to the COLAs due in 2000. During the year ended
December 31, 2000, the Company borrowed an additional $4,300 from Northbrook to fund capitalizable property development and agriculture disbursements. The borrowings were repaid with interest in January 2001. To the extent that Northbrook or its affiliates made such borrowings available to the Company during 2000, any such borrowings were required
(i) to be "Senior Indebtedness" (as defined in the Indenture), (ii) to accrue interest at the rate of prime plus 1%, and (iii) to have principal and interest fully repayable by February 28, 2001 (see note 2 for a description of the amendments to such notes). Moreover, as a condition to the additional Senior Debt loans made by Northbrook and its affiliates commencing in 1999, the Company has agreed to make all of the remaining unencumbered real and personal property assets of the Company security for all of the Senior Debt held by Northbrook and its affiliates. All such Senior Debt, which as of June 30, 2001 had an outstanding balance of principal and accrued interest of approximately $190,890 is senior in priority to the COLA's and is guaranteed by each of AHI and its subsidiaries (except Waikele Golf Club, Inc. due to provisions of the third party debt of that entity).

     The Company's Property segment had contractual commitments (related to project costs) of approximately $3,651 as of June 30, 2001. Additional development expenditures are dependent upon the Company's ability to obtain financing for such costs and on the timing and extent of property development and sales.

     As of June 30, 2001, certain portions of the Company's land not currently under development are mortgaged as security for approximately $549 of performance bonds related to property development.


(9)  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

     Northbrook's tax returns for the periods 1995-1997 are currently being examined. The statutes of limitations with respect to Northbrook's tax returns for the years 1995 through 2000 remain open. The Company is a subsidiary of Northbrook and accordingly is subject to tax liability exposure due to the several nature of the liability for the payment of taxes for entities filing consolidated tax returns.

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

     As a consequence of the shutdown of the Company's sugar operations on Kauai, Gay & Robinson, Inc. ("G&R") is the sole remaining sugar grower on the island. In April 2001, the Company entered into a series of Agreements with G&R, and Hawaii Sugar and Transportation Cooperative ("HSTC"), of which G&R is a member, whereby (1) G&R would sell and deliver bagasse (a sugar byproduct) to the Company (as available) for the Company to burn to generate electric power at the Lihue Plantation power plant, as required by the Company's power purchase agreement with Kauai Electric (the "PPA"), (2) the Company would store the raw sugar and molasses produced by G&R and sold to HSTC in the Company's storage facility in Lihue, subject to a contract with HSTC and a guaranty of such contract and indemnification by G&R, and
(3) the Company would grant G&R an option to purchase the storage facility at fair market value, so long as the option was exercised before July 31, 2001. G&R has provided the Company with notice that it intends to exercise the option and thus in the event that a purchase price is not otherwise negotiated, the valuation of the property will be submitted to arbitration.

It is expected that the sale will most likely close early in the fourth quarter of 2001; however, there can be no assurance as to the amount of proceeds to be received from such sale.

     The Company faces large contingent cash expenditures due to (i) the cost of the litigation and environmental matters described in Part II.
Item 1. "Legal Proceedings" and (ii) the cost of environmental clean up relating to the land and mill sites associated with Oahu, Kekaha, Lihue and Pioneer Mill plantations and buildings which could be significant but are presently not determinable. It is difficult to predict the ultimate outcome of these various contingencies, any of which could have a material adverse effect on the financial condition of the Company.

     As reflected in the Company's June 30, 2001, balance sheet, approximately $185.4 million of Senior Debt owed to affiliates of the Company is categorized as a current liability. The classification as a current liability results from defaults that occurred under such Senior Debt due to actions taken by ERS to realize upon indebtedness owed to it, and due to the adverse verdict in the Oahu Sugar V. Arakaki and Swift lawsuit described under Part II. Item 1. "Legal Proceedings". Under the Restructuring Agreement, effective as of December 29, 2000, among the Company, certain of the Company's subsidiaries and certain holders of Senior Debt affiliated with Northbrook, the parties have agreed that the defaults described above shall continue but that the Senior Debt holders will not exercise their remedies against the Company and its subsidiaries based upon those defaults until either ERS obtains a judgment against or attempts to exercise certain remedies or unless necessary to protect their superior rights under the Senior Debt against the plaintiffs in the Swift/Arakaki lawsuit. There can be no assurance that the Senior Debt holders will not accelerate the Senior Debt, either because of actions by ERS or the opponents in the Swift/Arakaki lawsuit or because of additional defaults arising under the Senior Debt.

     The Company sold a parcel on Maui near Lahaina in the first quarter of 2001, a parcel in Hanamaulu, Kauai, also in the first quarter of 2001, and additional parcels in Hanamaulu, Kauai in the second quarter of 2001 which provided funds to the Company to help meet its short-term liquidity needs including mandatory prepayment on Senior Indebtedness. However, the Company believes that in the absence of additional land and business sales or financing from third parties (which has generally not been obtainable), additional Senior Debt borrowings from Northbrook or its affiliates will be necessary to meet its long-term liquidity needs. Northbrook and its affiliates have made such borrowings available to the Company in the past (but are under no obligation to do so in the future). In addition, there is no assurance that Northbrook or its affiliates will have the financial capability or willingness to made such funds available to the Company in the future. To the extent land sales do occur, any funds received in excess of the Company's short-term needs are used to pay down Senior Debt in accordance with the debt restructure completed in December 2000 (see note 6). As a result of property sales in July 2001, it is expected that a prepayment will be made during the third quarter of 2001.

     During the year ended December 31, 2000, the Company borrowed approximately $5.6 million from Northbrook for the Mandatory Base Interest payments related to the COLAs due in 2000. During the year ended
December 31, 2000, the Company borrowed an additional $4.3 million from Northbrook to fund capitalizable property development and agriculture disbursements. The borrowings were repaid with interest in January 2001. To the extent that Northbrook or its affiliates made such borrowings available to the Company during 2000, any such borrowings were required (i) to be "Senior Indebtedness" (as defined in the Indenture), (ii) to accrue interest at the rate of prime plus 1%, and (iii) to have principal and interest fully repayable by February 28, 2001 (see Note 2 for a description of the amendments to such notes). Moreover, as a condition to the additional Senior Debt loans made by Northbrook and its affiliates commencing in 1999, the Company has agreed to make all of the remaining unencumbered real and personal property assets of the Company security for all of the Senior Debt held by Northbrook and its affiliates. All such Senior Debt, which as of June 30, 2001 had an outstanding balance of principal and accrued interest of approximately $187.1 million, is senior in priority to the COLA's and is guaranteed by each of the Registrants except Waikele Golf Club, Inc. Prepayment may be required of net property sale proceeds remaining after providing reserves for anticipated cash needs for the twelve months following the property sales. Additional interest may be payable on such Senior Debt upon its maturity based upon fair market value, if any, of the Company's equity at that time.

     In recent years, the Company has funded its significant cash requirements primarily through Senior Debt borrowings from Northbrook and its affiliates and from revenues generated by the development and sale of its properties. Significant short-term cash requirements relate to the funding of agricultural deficits including shut down costs related to the Lihue and Kekaha sugar plantations, interest expenses and overhead expenses. At June 30, 2001, the Company had unrestricted cash and cash equivalents of approximately $8.1 million and in July 2001 completed the sale of land parcels in Kauai generating approximately $23.0 million in proceeds. The Company intends to use its cash reserves to meet its short-term liquidity requirements including its anticipated expenditures for project costs and required pay down of Senior Debt. However, there can be no assurance that new financings can be obtained or property sales completed if the current cash reserves fall short of the Company's longer-term liquidity needs.

     The Company's remaining land holdings on Maui and Kauai are its primary sources of future land sale revenues. However, due to current market conditions, the difficulty in obtaining land use approvals and the high development costs of required infrastructure, the Company does not believe that it will be able to generate significant amounts of cash in the short-term from the development of these lands. As a result, the Company is also marketing certain unentitled agricultural and conservation parcels to generate cash.

     Management is exploring the possible sale of parcels on Maui and Oahu with prospects that the Company has identified. From time to time certain of the Company's lands are under contract for sale. However, the contracts typically have due diligence investigation periods which allow the prospective purchasers to terminate the agreements. There can be no assurance that any signed contracts for sale will in fact close under the original terms and conditions or any other terms or that the Company will be successful in selling the land at an acceptable price.

     During the first six months of 2001, the Company generated approximately $18.7 million from the sale of approximately 460 acres on Kauai for $3.5 million, 5,540 acres on Maui for $14.5 million and certain other parcels which aggregate $.7 million. Additionally, the Company had listed for sale the bulk of its remaining land holdings on Kauai, which aggregate approximately 18,000 acres, and in July 2001, the Company completed the sale of the Kauai land and generated approximately $23.0 million in net proceeds.

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

     The Company continues to implement certain cost savings measures and to defer certain development costs and capital expenditures for longer-term projects. The Company's Property segment expended approximately $3.7 million in project costs during 2000 and anticipates expending approximately $5.9 million in project costs during 2001. As of June 30, 2001, contractual commitments related to project costs totaled approximately $3.7 million. However, the Company also has made a number of commitments to fund certain infrastructure costs relating to the future construction of a new Lahaina/Kaanapali bypass highway on Maui, that could require additional significant expenditures in the longer term should such highway be built (see discussion of Maui Infrastructure Costs below).

     Amfac Property Development Corp. ("APDC"), a wholly-owned subsidiary of the Company, obtained a $10 million loan facility from City Bank, secured by a mortgage on property under development at the Oahu Sugar mill-site, and is "Senior Indebtedness" (as defined in the Indenture). The loan as extended has been paid down to a balance of $3 million, bore interest at the bank's base rate plus 1.25% and matured on December 1, 2000. In January 2001, APDC reached an agreement with the Bank for an extension until December 1, 2001 with a principal payment of $.150 million upon execution of the agreement. The newly extended loan bears interest at the bank's base rate (6.75% at June 30, 2001) plus 2%. Upon maturity of the loan, it is not expected that APDC will have the funds necessary to pay the remaining balance of the loan without sale of the remaining millsite land. If such loan cannot be further extended, it would likely result in APDC no longer having an ownership interest in the property.

     In September 1998, the Company purchased Tobishima Pacific, Inc.'s ("TPI") 50% ownership interest in the 96-acre beachfront parcel (commonly referred to as Kaanapali North Beach) for $12.0 million. The Company paid $2.4 million in cash and signed a note for $9.6 million. The note was secured by a mortgage on the property and was in favor of TPI and is "Senior Indebtedness" (as defined in the Indenture). The note was payable in five annual installments in the principal amount of $1.9 million beginning in September 1999. The note bore interest of 8.5% and is payable quarterly. In October 2000, an affiliate of Northbrook purchased the note for the outstanding principal and accrued interest aggregating approximately $5.6 million. The Company was negotiating to restructure the debt and the affiliate agreed to defer the amounts due under the note until the restructuring was complete. On December 29, 2000, the note was amended to require quarterly interest payments beginning June 30, 2001 (such interest payments were made on April 10, 2001 and July 18, 2001) and two scheduled principal payments of $2.7 million each in September of 2002 and 2003 (see Note 2 for further description of such amendment). The note remains secured by AHI's 50% undivided interest in the property still owned by the Company at Kaanapali North Beach, with a majority of all such property also mortgaged as security for other Senior Debt.

     Under a December 29, 2000, Restructuring Agreement, the Company and certain of its subsidiaries agreed to terminate their prior tax agreement so that the Company and its subsidiaries would be responsible for paying their own income taxes on taxable income generated in 2001 and thereafter. The Company and subsidiaries also agreed to make prepayments of certain amounts on the Senior Debt notes of net property sale proceeds remaining after providing reserves for anticipated cash needs for the 12 months following the property sales. As a result of property sales in July 2001, it is expected that a prepayment will be made during the third quarter of 2001. The Company and subsidiaries further agreed to provide additional security for the Senior Debt. In exchange, the Senior Debt holders agreed to release their liens on Company and subsidiary properties to effectuate sales of properties, provided that there is no default on the Senior Debt and provided that the sale realizes fair value. The Senior Debt holders further agreed to modify for the Company's and the subsidiaries' benefit the repayment provisions on some of the Senior Debt. (See Note 2 for a further description of the Senior Debt.) The Senior Debtholders also agreed to contribute to the Company's capital Senior Debt in the amount of $15 million immediately and agreed to contribute an additional $25 million of Senior Debt on December 31, 2006, if the new tax agreement remains in effect at that time. Finally, the Senior Debt holders agreed to contribute certain other amounts to the Company to fund a significant portion of the costs associated with the shutdown of the Lihue and Kekaha sugar operations, as described below.

    Pursuant to the terms of the Restructuring Agreement, Northbrook agreed that it would cause the Northbrook sponsored pension plan to provide early retirement window benefits which reduced the Company's cash expenditures that resulted from the shutdown of the remaining sugar plantations on Kauai. Approximately $5.5 million of such benefits were paid by the pension plan in 2000 and resulted in a corresponding addition to capital by Northbrook. An additional $4.2 million of anticipated benefits has been reflected as a liability in the accompanying December 31, 2000 financial statements and will result in an addition to capital when such benefits are paid by the plan. As of June 30, 2001, an additional $2.3 million of such benefits were paid and therefore added to capital at such time. The remaining $1.9 million is reflected as a liability in the accompanying
June 30, 2001 financial statements. The Restructuring Agreement also required the Company to put aside $8 million as restricted cash for the purpose, among other things, of meeting certain liabilities.

     Lihue Plantation on Kauai suffered a breakdown of its power-generating turbine in February 2000. The turbine repair costs were covered by insurance (net of a $.5 million policy deductible) and the Company believed that the lost profits were also covered by insurance. Lihue Plantation has completed the repair of the turbine and has incurred expenditures of approximately $2.1 million in connection with the turbine repair and certain other related expenditures. As of June 30, 2001, Lihue Plantation has received $2.2 million in advances against the claim from the insurance carriers which includes reimbursement for repairs and business interruption claims, net of the deductible.

     During the first six months of 2001, cash decreased by $1.6 million from December 31, 2000. Net cash provided by operating activities of $9.2 million and investing activities of $.2 million was offset by cash used in financing activities of $10.9 million.

     During the first six months of 2001, net cash flow provided by operating activities was $9.2 million, as compared to net cash used in operating activities of $9.7 million during the first six months of 2000. The $18.9 million increase in cash provided by operating activities is due primarily to the decrease in inventories of $19.0 million during the first six months of 2001 compared to an increase of $.7 million during the first six months of 2000. The decrease in inventories during the first six months of 2001 is due primarily to real estate sales (as described in Results of Operations below) compared to a decrease in inventories during the first six months of 2000 which represents an increase in inventory related to agriculture operations at the Kauai sugar plantations which ceased sugar operations in November 2000, offset by decreases in inventory related to real estate sales.

     During the first six months of 2001, net cash flow provided by investing activities was $.2 million compared to $.6 million used during the first six months of 2000.

     During the first six months of 2001, net cash flow used in financing activities was $10.9 million compared to $3.3 million provided by financing activities during the first six months of 2000. The $14.2 million increase in cash used in financing activities is due primarily to the $10.5 million paydown of principal and interest related to certain Amounts Due to Affiliates -- Senior Debt during the first six months of 2001 compared to borrowings of $3.5 million from affiliates.

     The Company received a Notice of Default on June 1, 2001 from the Trustee regarding the Company's non-delivery of the appraisals and Value Maintenance Ratio. The Company made the February 2001 interest payment on the COLAs based upon the Trustee's representation that it will not, as a result of the non-delivery of the items described in the preceding sentence, exercise its discretion to accelerate the payment of the COLAs or recommend to the holders of the COLAs that they seek to accelerate the payment of the COLAs. The Trustee did not waive any past or future defaults or related rights of the COLA holders in connection with the foregoing.

     Reference is made to Note 2 - Amounts Due to Affiliates - Senior Debt Financing. The total amount due Northbrook and its subsidiaries for Senior Debt financing as of June 30, 2001 was $190.9 million, which includes accrued and deferred interest to affiliates on senior debt of approximately $48.8 million. Under the terms of the Indenture, the amounts borrowed from Northbrook or its affiliates are "Senior Indebtedness" to the COLAs.

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

     Agriculture revenues and cost of sales decreased for the three and six months ended June 30, 2001 as compared to the three and six months ended June 30, 2000 due to the shutdown of the Company's remaining sugar operations on Kauai which completed its final harvest in November 2000.

     Agriculture revenues for the six months ended June 30, 2001 and 2000 were $3.0 million and $12.8 million, respectively. Agriculture revenues for the three months ended June 30, 2001 and 2000 were $.4 million and $6.6 million, respectively. Included in agriculture revenues for the three and six months ended June 30, 2000 were sales of raw sugar of 15,043 tons and 29,346 tons, respectively, at an average price per ton of $334 as of June 30, 2000. No further sales of sugar by the Company are anticipated for periods after December 31, 2000.

     The improvement in the operating loss of $.9 million and operating income of $.1 million for the three and six months ended June 30, 2001, respectively, compared to the operating loss of $3.7 million and $4.7 million for the three and six months ended June 30, 2000, respectively, is due primarily to the decrease in the amortization period of the unrecognized net actuarial gain related to the decrease in the Maintenance of Effort Obligation as more fully described in Note 7 of the Financial Statements.

GOLF SEGMENT:

     The Company's golf segment is responsible for the management and operation of the two golf courses known as the Royal Kaanapali Golf Courses in Kaanapali, Maui and the Waikele Golf Club on Oahu. As of December 31, 2000, the Company owns or, in the case of Kaanapali Golf Courses, has a minority interest investment in the golf courses. As a result of the Company's minority interest, in 2001, the golf segment no longer includes the operations of the Royal Kaanapali Golf Courses. This is the primary cause of operating fluctuations between 2000 and 2001.

PROPERTY SEGMENT:

     The Company's Property segment is responsible for land planning and development activities; obtaining land use, zoning and other governmental approvals; selling or financing developed and undeveloped land parcels.

     Revenues increased to $5.0 and $24.3 million during the three and six months ended June 30, 2001 from $.7 and $5.8 million during the three and six months ending June 30, 2000. Revenues for the six months ended
June 30, 2001 included land sales of $18.7 million primarily from the sale of approximately 5,500 acres on Maui and an additional $5.0 million related to the recognition of revenue from land sales for proceeds received in a prior year for approximately 15 acres on Kauai. Revenues for the six months ended June 30, 2000 included approximately $3.5 million primarily from the sale of approximately 17 acres on Maui.

     During the three and six months ended June 30, 2001, property cost of sales were $2.0 and $21.4 million as compared to $.2 and 4.2 million for the three and six months ended June 30, 2000. The increase in cost of sales was due primarily to the increase in land sales (as discussed above).

     The operating income of $1.8 and $.4 million for the three and six months ended June 30, 2001, improved over the operating loss of $1.4 and $2.0 million for the three and six months ended June 30, 2000 due to an improved margin on a certain land sale, offset in part by an increase in additional cost reserves related to prior year land sales due to higher revised cost estimates.

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

     (b)  MAUI.

     As of June 30, 2001, the Company owns approximately 4,800 acres of land on the island of Maui, most of which are classified as agricultural land and conservation land for State and County purposes. All of the Company's land holdings are located in West Maui near the Lahaina and the Kaanapali Beach Resort areas.

     For the six months ended June 30, 2001, the Company generated $15.1 million from land sales, primarily from the sale of approximately 5,500 acres of agricultural land for approximately $14.5 million.

     In August 2000, the Company sold approximately 1,600 acres of agricultural land in Kahoma for $3.8 million. In January 2001, the Company sold approximately 5,500 acres of agricultural and conservation land in Launiupoko for $14.5 million.

     As of June 30, 2001, the Company has an approximately 16.7% ownership interest in Amfac Property Investment Corp. ("APIC"). APIC owns and operates the Royal Kaanapali Golf Courses ("RKGC"), which are two 18-hole golf courses located at the Kaanapali Beach Resort on West Maui. The courses occupy approximately 320 acres of land.

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

     KAANAPALI GOLF ESTATES. The Company is marketing its remaining bulk parcel at Kaanapali Golf Estates ("KGE"), a residential community that is part of the Kaanapali Beach Resort in West Maui.

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

     NORTH BEACH MAUKA. The Company is currently using a community based planning approach for this 318-acre parcel. Currently, the Company has Community Plan approvals and R-3 zoning (residential, minimum 10,000 square foot lots) for North Beach Mauka. State urbanization is required, along with final zoning and subdivision.

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

     MAUI INFRASTRUCTURE COSTS. In connection with certain of the Company's land use approvals on Maui, the Company has agreed to provide affordable housing and to participate in the funding of the design and construction of the planned Lahaina/Kaanapali bypass highway. The Company has entered into an agreement with the State of Hawaii Department of Transportation covering the Company's participation in the design and construction of the bypass highway. In conjunction with state urbanization of the Company's Kaanapali Golf Estates project, the Company committed to spend up to $3.5 million (of which approximately $.8 million has been spent as of June 30, 2001) toward the design of the highway. Due to lengthy delays by the State in the planned start date for the bypass highway, the Company funded approximately $1.2 million for the engineering and design of the widening of the existing highway through the Kaanapali Beach Resort. The Company believes this $1.2 million will be credited against the $3.5 million commitment discussed above. The Company has also committed another $6.7 million for the construction of the bypass highway, subject to the Company obtaining future entitlements on Maui and the actual construction of the bypass highway. The development and construction of the bypass highway is expected to be a long-term project that will not be completed until the year 2007 or later, if ever.

     The Company has reached an agreement with Maui County subject to final regulatory approval, pursuant to which the Company has agreed to convey the Pioneer Mill office building and five acres of agricultural land in satisfaction of employee housing requirements affecting North Beach Makai and affordable housing requirements affecting Kaanapali Golf Estates parcels.

     (c)  KAUAI.

     In July 2001, the Company sold approximately 18,000 acres of land in Kauai for approximately $25.0 million, the vast majority of which was classified and zoned, by the State of Hawaii and the County of Kauai respectively, as agricultural and conservation lands. There were large contiguous parcels which comprised the bulk of these Kauai land holdings, located in Lihue/Hanamaulu on the eastern side of Kauai. As of the date of this report, the Company owns only approximately 1,000 acres of land in Kauai.

     In March 2001, the Company sold approximately 460 acres of agricultural lands for approximately $3.5 million.

     In September 2000, the Company sold a 14-acre parcel at Hanamaulu on Kauai for $.6 million.

PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

     APIC had not paid the ERS the minimum interest payments due on January 1, April 1, July 1 and October 1, 2000. A default notice from the ERS was received which notice included an acceleration of all amounts due under the loan and the ERS filed to realize upon their security (Employees' Retirement System of the State of Hawaii v. Amfac/JMB Hawaii, LLC, et. al., Civil No. 00-1-2597-08, First Circuit Court, State of Hawaii). Pursuant to an agreement with the ERS approximately $3.8 million was paid by APIC in September 2000, to the ERS for a portion of the past due interest amounts and the ERS has agreed to temporarily suspend its action to realize upon its security until June 25, 2001 and reached an agreement in principle to extend such suspension of action until July 31, 2001. This date has not been extended. Subsequent to September 2000 through the date of this report, additional payments aggregating approximately $2.2 million have been made to the lender. In addition, Northbrook has made good faith deposits of approximately $3.3 million through the date of this report which are expected to be applied toward Minimum Interest should a definitive agreement be reached to settle disputes and amend the loan. Renegotiation of the loan terms is currently underway. Attempts are also being made to obtain the other easements which the Company and APIC believe the ERS is obligated to provide. Although recently a non-binding letter of intent was executed setting forth certain parameters for the negotiation of a definitive extension agreement, there can be no assurance that such negotiations will result in a definitive agreement to settle the disputes with the ERS concerning this loan. Reference is made to Note 2 of Notes to the Consolidated Financial Statements.

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

Oahu Sugar obtained dismissals and directed verdicts on six of defendants' claims. The remaining portions of the complaint and counterclaim proceeded to a jury trial and verdict. On December 2, 1999, the jury denied Oahu Sugar relief on its remaining claims and awarded the defendants approximately $2.6 million in damages on their counterclaim. On March 2, 2000, the trial court entered a judgment against Oahu Sugar for the $2.6 million in damages awarded by the jury. In addition, the trial court awarded counterclaimants $751,000 in attorneys' fees, $28,000 in costs and

$866,000 in prejudgment interest. Oahu Sugar's post trial motions for judgment as a matter of law and for a new trial were denied. Oahu Sugar filed a notice of appeal. The defendants began efforts to collect the amounts awarded to them. Defendants caused garnishee summons to be issued to various affiliated and unaffiliated entities. The defendants scheduled a debtor's examination for August 23, 2000 which was not concluded. The Hawaii Supreme Court scheduled the case for an appellate conference and mediation that was unsuccessful. Then, on January 3, 2001, the Hawaii Supreme Court entered an order dismissing the appeal. The Supreme Court held that it lacked jurisdiction over the appeal because the judgment entered on March 2, 2000 was legally defective in that it did not identify the claim for which judgment was entered or dismiss all of the other claims and counterclaims of the parties. In light of the order of the Hawaii Supreme Court, the parties filed legal briefs before the trial court to have the court determine, among other things, whether a corrected judgment consistent with the jury verdict may be entered as of March 2, 2000 or a new judgment order is required. After hearing the arguments of the parties, on March 19, 2001, the trial court ruled that it would not enter a corrected judgment as of March 2, 2000 and that a new judgment order will be required. On April 12, 2001, the court entered the new judgment order on the counterclaims providing for the payment of approximately $2.6 million in damages, $730,000 in attorneys' fees, $28,000 in costs, $867,000 in prejudgment interest, and additional prejudgment interest from January 20, 2000 through April 12, 2001. From and after entry of the order, post-judgment interest will accrue on the unpaid balance at the statutory rate of ten percent per annum until paid in full. Oahu Sugar is pursuing an appeal. Oahu Sugar continues to believe that it is entitled to affirmative relief on its complaint and that it has meritorious defenses to the counterclaim that it intends to pursue on appeal. The Company, however, can provide no assurances that it will be successful in obtaining affirmative relief or overturning the verdict against Oahu Sugar. This verdict, if upheld, could have a material adverse effect on the Oahu Sugar's financial condition.

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

     On September 30, 1999, Oahu Sugar was one of several defendants named in a lawsuit entitled, City and County of Honolulu v. Leppert, et al.
Civil No. CV 99 00670 ACK-FIY, and filed in the federal court, District of Hawaii. The plaintiff asserts several causes of action including actions for (1) clean-up and other response costs under the Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA"); (2) owner/operator liability, contribution and indemnity under Hawaii statutory law; (3) strict liability for ultrahazardous activity; and (4) negligence. Plaintiff alleges that defendant Oahu Sugar previously operated a sugar mill on property currently owned by plaintiff, and used pesticides, herbicides, fumigants, petroleum products and by-products and other hazardous chemicals which were allegedly released into the soil and/or groundwater at the subject property. Plaintiff sought recovery of response costs it has incurred and to be incurred, a declaration of the rights and liabilities for past and any future claims, damages for lost property value, technical consulting and legal costs in investigating the property, increased construction costs, and attorneys' fees and costs. Two of the other defendants, Clinton Churchill and David Heenan, as trustees under the will and estate of James Campbell ("Campbell Estate"), have filed a third party complaint, as amended, seeking indemnity and contribution from Oahu Sugar arising from, among other things, a lease between Oahu Sugar and Campbell Estate concerning the land which is allegedly contaminated. The Campbell Estate also filed a third party complaint, as amended, against Northbrook Corporation ("Northbrook") seeking a defense and indemnity. Campbell Estate, Oahu Sugar, and Northbrook filed cross motions for summary judgment on the third party complaints. On October 27, 2000, the court ruled that Oahu Sugar, under its 1970 amendment of lease with Campbell Estate, and Northbrook, under its guaranty of the lease, had an obligation to defend and indemnify the Campbell Estate for any environmental liability under specified federal and state environmental law, negligence and strict liability for ultrahazardous activity, assessed against Campbell Estate as owner of the subject property due to actions taken by Oahu Sugar on the property from 1970 forward, only, and not for activities occurring before 1970. The court also ruled that Campbell Estate was entitled to recover its attorneys' fees, costs, and expenses incurred in establishing its right to indemnity. On November 6, 2000, Campbell Estate filed a motion for reconsideration to have the trial court reconsider that portion of its ruling that relieves Oahu Sugar and Northbrook of the obligation to indemnify Campbell Estate for the failure to eliminate and cleanup the alleged contamination to the extent that it occurred prior to 1970. On or about December 15, 2000, the trial court denied the motion for reconsideration and the Campbell Estate sought to appeal the trial court's order. The plaintiff on one hand and the Campbell Estate and Oahu Sugar on the other filed cross motions for summary judgment. Trial of this matter has been scheduled for September 2001. Oahu Sugar intends to vigorously defend itself.

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

     A potential settlement has been reached. The settlement, if consummated, would require certain payments by Oahu Sugar. The parties are exchanging documents that are intended to resolve the matters. Oahu Sugar can give no assurance that the settlement will be consummated.

     An insurance carrier for Oahu Sugar is partially funding the defense of these environmental-related cases, subject to a reservation of rights. If settlement is not consummated, Oahu Sugar can give no assurances as to the portion of defense costs and indemnity costs, if any, that will ultimately be borne by the insurance carrier.

     The Company believes that Oahu Sugar has meritorious defenses to these lawsuits and Oahu Sugar will defend itself vigorously. However, there can be no assurances that these cases (or any of them), if adjudicated, will not have a material adverse effect on the financial condition of Oahu Sugar.

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

     Oahu Sugar was also named a defendant in another alleged asbestos related personal injury action entitled, Anthony Fiori and Stella Fiori v. Raybestos-Manhattan, filed in the San Francisco County Superior Court, Case No. 304868, filed on or about July 13, 1999. In the complaint, plaintiffs sought $3.0 million in economic and non-economic damages, as well as $1.0 million in punitive damages, for injuries alleged sustained. Oahu Sugar has entered into an agreement in principle to resolve the matter with a settlement being funded by one of Oahu Sugar's insurers. Oahu Sugar can give no assurance that the settlement will be consummated.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

     APIC had not paid the ERS the minimum interest payments due on January 1, April 1, July 1 and October 1, 2000. A default notice from the ERS was received which notice included an acceleration of all amounts due under the loan and the ERS filed to realize upon their security. Pursuant to an agreement between the ERS and APIC approximately $3.8 million was paid in September 2000, to the ERS for a portion of the past due interest amounts and the ERS had agreed to temporarily suspend its action to realize upon its security until June 25, 2001 and reached an agreement in principle to extend such suspension of action until July 31, 2001. This date has not been extended. Subsequent to September 2000 through the date of this report, additional payments aggregating approximately $2.2 million have been made to the lender. In addition, Northbrook has made good faith deposits of approximately $3.3 million through the date of this report which are expected to be applied toward Minimum Interest should a definitive agreement be reached to settle disputes and amend the loan. Renegotiation of the loan terms is currently underway. Though the Company has recently executed a non-binding letter of intent setting forth certain parameters for the negotiation of a definitive extension agreement, there can be no assurance that such negotiations will result in a definitive agreement to settle the disputes with the ERS concerning this loan.

     The Company has received a notice from each of the holders of the Senior Debt notifying the Company that all Senior Debt is currently in default due to the existence of other defaults or circumstances that constitute events of default under the Senior Debt. Amounts due on such indebtedness aggregated $185.4 million as of June 30, 2001 and are included in "Amounts due to affiliates - Senior Debt Financing" in the accompanying Consolidated Balance Sheets. Reference is made to Note 2 of Notes to Consolidated Financial Statements.

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


                      AMFAC HAWAII, LLC


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: August 10, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: August 10, 2001

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMFAC LAND COMPANY, LIMITED


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: August 10, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: August 10, 2001

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMFAC PROPERTY DEVELOPMENT CORP.


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: August 10, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: August 10, 2001

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMFAC PROPERTY INVESTMENT CORP.


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: August 10, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: August 10, 2001

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      H. HACKFIELD & CO., LTD.


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: August 10, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: August 10, 2001

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      KAANAPALI ESTATES COFFEE, INC.


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: August 10, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: August 10, 2001

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      KAANAPALI WATER CORPORATION


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: August 10, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: August 10, 2001

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      KEKAHA SUGAR COMPANY, LIMITED


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: August 10, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: August 10, 2001

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      THE LIHUE PLANTATION COMPANY, LIMITED


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: August 10, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: August 10, 2001

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      OAHU SUGAR COMPANY, LIMITED


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: August 10, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: August 10, 2001

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      PIONEER MILL COMPANY, LIMITED


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: August 10, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: August 10, 2001

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      PUNA SUGAR COMPANY, LIMITED


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: August 10, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: August 10, 2001

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      WAIAHOLE IRRIGATION COMPANY, LIMITED


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: August 10, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: August 10, 2001

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      WAIKELE GOLF CLUB, INC.


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: August 10, 2001


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: August 10, 2001
3194: