Form 10-K
period 2001-12-31
AMFAC HAWAII LLC
filed 2002-04-15
CIK 839437

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d)
                       of the Securities Act of 1934


For the fiscal year ended
December 31, 2001                      Commission File Number 33-24180


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

As of March 23, 2002, all of Amfac Hawaii LLC's membership interest is solely owned by Northbrook Corporation, a Delaware corporation, and not traded on a public market.

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

                             TABLE OF CONTENTS



                                                             Page
                                                             ----
PART I

Item 1.      Business. . . . . . . . . . . . . . . . . . . .    1

Item 2.      Properties. . . . . . . . . . . . . . . . . . .    8

Item 3.      Legal Proceedings . . . . . . . . . . . . . . .   12

Item 4.      Submission of Matters to a Vote of
             Security Holders. . . . . . . . . . . . . . . .   17


PART II

Item 5.      Market for the Company's and
             Finance's Common Equity and Related
             Security Holder Matters . . . . . . . . . . . .   18

Item 6.      Selected Financial Data . . . . . . . . . . . .   18

Item 7.      Management's Discussion and
             Analysis of Financial Condition and
             Results of Operations . . . . . . . . . . . . .   19

Item 7A.     Quantitative and Qualitative Disclosures
             About Market Risk . . . . . . . . . . . . . . .   35

Item 8.      Financial Statements and Supplementary Data . .   36

Item 9.      Changes in and Disagreements with
             Accountants on Accounting and
             Financial Disclosure. . . . . . . . . . . . . .   78


PART III

Item 10.     Managers and Executive Officers of
             the Registrant. . . . . . . . . . . . . . . . .   78

Item 11.     Executive Compensation. . . . . . . . . . . . .   80

Item 12.     Security Ownership of Certain Beneficial Owners
             and Management. . . . . . . . . . . . . . . . .   81

Item 13.     Certain Relationships and Related Transactions.   81


PART IV

Item 14.     Exhibits, Financial Statement Schedules, and
             Reports on Form 8-K . . . . . . . . . . . . . .   85


SIGNATURES   . . . . . . . . . . . . . . . . . . . . . . . .   86

                                  PART I

ITEM 1.  BUSINESS

     Amfac Hawaii, LLC ("AHI", and collectively with the Additional Registrants, as their respective interests may appear, the "Company") is a Hawaii limited liability company. AHI is wholly-owned by Northbrook Corporation, a Delaware corporation ("Northbrook"). AHI changed its name from Amfac/JMB Hawaii, L.L.C. in March 2001. On February 27, 2002, AHI, certain of the Additional Registrants and certain other subsidiaries and affiliates (collectively, the "Debtors") of AHI filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. These petitions have been consolidated for joint administration as a single case (the "Reorganization Case") in the U.S. Bankruptcy Court for the Northern District of Illinois. The Debtors filed their petitions in order to enable them to restructure their debt and convert substantial portions thereof to equity in an attempt to successfully reorganize with a manageable balance sheet.

     The primary business activities of the Company have been land development and sales, golf course management and agriculture. In September 2000, the Company announced its plan to shut down the remaining sugar operations which represented a substantial portion of its agriculture segment. The Company owns, as of the date of this report, approximately 5,100 acres of land primarily located on the island of Maui in the State of Hawaii. Most of this land is held by the Company's wholly-owned subsidiaries. In addition to its owned lands, the Company leases approximately 3,100 acres of land that was primarily used in conjunction with its agricultural operations. Due to the shutdown of the Company's remaining sugar plantations, the Company has filed a motion in the Reorganization Case to reject such lease, which was granted by the court and an order entered on April 2, 2002. The Company's operations are subject to significant government regulation.

     Certain corporate services are provided by Northbrook and its affiliates, and the Company reimburses for those services at cost. At December 31, 2001, the Company and its subsidiaries employed 146 persons.

     The Company has three primary business segments. The agriculture segment ("Agriculture") has been responsible for the Company's remaining agricultural activities (the Company's remaining sugar plantations were shut down at the end of 2000 and in September 2001 the Company announced a winding down of its coffee operations). The real estate segment ("Property") has been responsible for development and sales activities related to the Company's owned land, all of which is in the State of Hawaii. The golf segment ("Golf") has been responsible for the management and operation of the Company's golf course facilities. However, as described below, a receiver was appointed on March 19, 2002, to manage the two Royal Kaanapali Golf Courses on Maui. The Company segregates total revenues, operating income (loss), total assets, capital expenditures and depreciation and amortization by each industry segment. The Company owns no patents, trademarks, licenses or franchises that are material to its business.

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

     SALES OF AGRICULTURAL PROPERTIES. During the past few years, the Company placed a substantial portion of its land holdings on the market to generate cash to finance the Company's operations and to meet debt service requirements. During 2001, 2000 and 1999, the Company generated approximately $44.0 million, $4.7 million and $9.3 million, respectively, in revenue primarily from the sale of unentitled, agricultural and conservation land parcels.

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

     The Company may decide to develop the property itself or to sell the property in bulk (with or without entitlements). Once a decision is made to proceed with a development project, approvals must be obtained from both the State and County governments in Hawaii. The State of Hawaii Land Use Commission has classified all lands in Hawaii as urban, agricultural or conservation. In general, only lands classified as urban can be developed. Although in some cases agricultural lands can be used for lower density residential developments, agricultural lands are often not developed. Conservation lands cannot be developed, and are typically located in heavily forested, mountainous regions and along the coastline.

     There are multiple layers of approvals required from the County governments in Hawaii. Initially, a project must be included in the "General" or "Community" plan for the applicable County. Next, the developer must apply for formal zoning. In general, zoning classifications are more detailed than either the State urbanization designation or the general or community plans. Zoning normally addresses the specific use of each parcel of land and the density of the development. The impact of the development on the local community is normally assessed as part of the zoning process. Zoning approvals in Hawaii are often accompanied by impact fees and required improvements to public facilities and infrastructure, such as roadways, schools, utilities and parks that must be paid for by the developer.

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

     The following table shows the entitlement status of the Company's land holdings (in acres) as of December 31, 2001.

          State Classification                 County Zoning
          --------------------- ----------------------------------------
         Urban   Agri.    Cons.  Hotel     Com.     Res.   Agri.   Cons.
         -----  ------   ------  -----  ---------  -----  ------   -----
Maui       834   2,775    1,264     91         20    761   2,737   1,264

Kauai       36      37      --     --          36    --       36     --

Oahu       154     --       --     --          15    --      --      139

Hawaii     --      --       --     --         --     --      --      --
         -----  ------   ------  -----      -----   ----  ------  ------

Total    1,024   2,812    1,264     91         71    761   2,773   1,403
         =====  ======   ======  =====      =====   ====  ======  ======

Explanations for the abbreviations used above are as follows:

            Agri. - Agricultural
            Com. - Commercial/Industrial
            Res. - Residential (single or multi-family)
            Cons. - Conservation/Preservation/Open space

     The Company's development projects are described in Item 2 below.

     The Company has determined that the focus of its future development efforts should be on its Kaanapali/Honokowai land holdings (approximately 4,400 acres) on Maui, referred to by the Company as its "Kaanapali 2020" project. The Company believes its development efforts are best concentrated in this area where it has certain development approvals already secured and where successful resort development has occurred during the past thirty years. As a result, the primary competition for the Company's development activities is expected to come from similar types of master-planned resort developments at the Kapalua and Wailea resorts on Maui. To a lesser extent, competition also comes from other master-planned resort communities located on the islands of Kauai and Hawaii, as well as from other states or countries offering resort-type properties. Though there are substantial risks to the development of these lands as described below, the Company believes that if it can obtain the entitlements it needs the value of the property could be significantly enhanced, which would permit the Company's planned reorganization to succeed.

     MARKET CONDITIONS, REGULATORY APPROVALS AND DEVELOPMENT COSTS.
There
are a number of current factors that have negatively impacted the Company's development and land sale activities, including the market conditions, the difficulty in obtaining regulatory approvals, the high development cost of required infrastructure and the Company's operating deficits in its other business segments. As a result, the planned development of many of the Company's land holdings and the ability to generate cash flow from these land holdings have become long-term in nature. However, the Company has found it necessary to sell certain parcels in order to raise cash rather than realize their full economic potential through the entitlement process.

     The Hawaii economy experienced a downturn beginning in late 1990 after the Persian Gulf War, a recession in Japan and a slowdown in California's economy. The real estate market in Hawaii was negatively impacted by these events from which it has not fully recovered, as demonstrated by general decreases in the volume of real estate transactions and a stagnation or decrease in the value and pricing for certain types of real estate. Economic trends in recent years in Japan and much of Southeast Asia contributed to poor market conditions. The severe negative impact of the September 11, 2001 terrorist attacks on tourism and investment further exacerbated the problems. The Company believes that improvements in tourism arrivals and the length of stay (in Hawaii) are also important to improving Hawaii's economy and its real estate market.

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

     Currently, the Company is preparing market and feasibility studies in anticipation of applying for the necessary entitlements to carry out the Kaanapali 2020 development plan. While some of these lands have some form of entitlements, it is anticipated that all of the land to be developed will require state district boundary amendments and county general plan amendments, as well as rezoning approvals. Approximately 1,500 acres of this land that is located toward the top of mountain ridges and in gulches is classified as conservation, which precludes development. This conservation land, and other land that will be designated as open space, is an important component of the overall project and is part of obtaining the entitlements for the land as a whole. The Kaanapali 2020 development plan is currently at a predevelopment stage. Once the market and feasibility studies are completed, the plan will be finalized and the entitlement process will commence. For the last few years, the Company has been working with the West Maui community to plan the use and development of the Kaanapali 2020 lands. Committees, comprised of private sector individuals from the community as well as public employee participants, have been working with the company to create a vision for the future of the Kaanapali lands. Though not a requirement of the legal entitlement process, this community-based planning, or "CBP", development strategy appears to have resulted in significant community support for the Kaanapali 2020 plans.

     The Company is subject to a number of statutes imposing registration, filing and disclosure requirements with respect to its residential real property developments including, among others, the Federal Interstate Land Sales Full Disclosure Act, the Federal Consumer Credit Protection Act, federal and state environmental statutes and the State Uniform Land Sales Practices Act.

     GOLF SEGMENT.

     The Company's Golf segment had been responsible for the management and operation of the Company's three 18-hole golf courses. Two of the courses, known as the Royal Kaanapali Golf Courses ("RKGC"), are on Maui adjacent to the primary resort facilities at Kaanapali. The RKGC are owned by Amfac Property Investment Corp. ("APIC"). Though APIC was formerly a wholly-owned subsidiary of the Company, as a consequence of capital contributions made by AF Investors, LLC ("AFI"), an affiliate of Northbrook, in December 2000, AFI obtained a majority interest in APIC and the Company retained an approximately 17% interest therein. APIC, however, remains a guarantor of the COLAs and the Senior Debt. The other golf course, known as the Waikele Golf Club, is on Oahu. In connection with the payoff of the debt previously encumbering the Waikele Golf Club at a substantial discount, the Waikele Golf Club was transferred by the Company to an affiliate of Northbrook in December 2001 and thus is no longer owned or managed by the Company, as described below.

     The RKGC, located at the Kaanapali Beach resort on West Maui, has faced strong competition from other resort courses on Maui, such as those at Kapalua and Wailea. In addition, prior to its transfer in December 2001, the Waikele Golf Club in central Oahu competed with other privately owned and municipal golf courses on Oahu. To a lesser extent, all three of the courses have faced competition from golf courses on the other islands in the State of Hawaii. It should not be anticipated that RKGC will be a source of any liquidity to the Company, except to the extent that APIC or the other borrowers are able to realize proceeds or other relief from their current litigation with the Employees' Retirement System of the State of Hawaii ("ERS") as described below.

     APIC is the primary borrower under a $66 million loan made by the ERS in 1991. The loan, which has a current balance of approximately $75 million, is secured by the RKGC (and certain adjacent lands). Substantially all of APIC's assets consist of the property that is security for the loan.

The loan matured in June 2001 and has not been extended, despite efforts of the borrowers to obtain such an extension as described below.

     Due to insufficient cash flow generated by the RKGC and because of disagreements with the lender over, among other things, lender's failure
(i) to consent to a grant of required easements in order for the Company to develop and market its adjoining properties and (ii) to release adjacent lands that are not related to the golf course operations from the mortgage, as required under the loan documents, the Company did not pay the required interest payments due in 2000 on the loan secured by these golf courses. ERS then issued a default notice and instituted a foreclosure action in August 2000 (Employees' Retirement System of the State of Hawaii v. Amfac/JMB Hawaii, L.L.C., et. al., Civil No. 00-1-2597-08, First Circuit Court, State of Hawaii). Pursuant to an agreement between the lender and the borrowers, the borrowers paid approximately $3.8 million in September 2000 to the ERS for a portion of the past due interest amounts and the ERS agreed to temporarily suspend its action to realize upon its security while the parties attempted to negotiate a definitive agreement to extend the loan beyond its June 30, 2001 maturity date. Efforts of the borrowers to negotiate such an agreement broke down in December 2001, only after Northbrook (an affiliate of APIC that had no obligations under the loan) had funded certain minimum interest payments (together with the ERS' legal fees and other related costs). In January 2002, ERS recommenced its foreclosure action, which the borrowers are contesting. The borrowers have also brought counterclaims against ERS relative to the lender's defaults described above, which defaults have caused the Company substantial damages relating to its efforts to sell either the unrelated parcels that the ERS refused to release from the mortgage or other land parcels that required easements and other rights to which the ERS was required to consent.

     The borrowers' counterclaims against the ERS in such litigation assert, among other things, that because of the refusal of the ERS to perform in accordance with the loan documents and grant the required consents and releases, dating back to the inception of the loan, the Company suffered damages over time relating to various development projects and sale transactions that the Company consummated or attempted to consummate since 1991. Also alleged is that these refusals and the interference of the ERS with the Company's legitimate development efforts was intended by ERS to give the ERS leverage over the Company's development and land sale activities to the benefit of ERS, not to protect the ERS' bargained for security for its loan on the RKGC. Some projects were substantially delayed by the ERS' defaults and significant land sales were either substantially delayed or failed altogether. Income from sales was also adversely affected in addition to the expenses of development caused by the ERS' delays and refusals. In addition, the Company suffered significant damages relative to the costs of attorneys and other professionals that the Company was forced to pay (including those of ERS' attorneys and professionals) in its failed attempt to obtain the consents and releases. Failure to obtain the necessary easements promised by ERS could subject the Company to damages claims from landowners on parcels previously sold by the Company and, particularly, could significantly negatively impact the value and marketability of its remaining land parcel in Kaanapali Golf Estates, which requires such easements for access and to ensure that the parcel enjoys necessary water and drainage rights. As a consequence of the ERS' actions, the borrowers' counterclaims allege, among other things, that the ERS breached its duties under the contract, breached the ERS' implied covenant of good faith and fair dealing, fraudulently induced the borrowers to enter into the loan, acted in a fraudulent manner respecting its fiduciary relationship with the borrowers and/or acted in bad faith.

     If the borrowers do not achieve an extension of the loan through settlement discussions with the ERS, and the ERS is permitted to continue its foreclosure action, it is likely that the ERS will take title to the RKGC and APIC will have no further interest therein. There is also a substantial likelihood that any such settlement will nevertheless result in a transfer of title to the RKGC to the ERS on terms acceptable to the borrowers. There can be no assurance as to the outcome of such litigation or any settlement negotiations.

     The Waikele Golf Club had experienced a significant drop in play from eastbound (primarily, Japanese) tour groups, which depressed rounds played and average rate and, as a result, net operating income. In addition, competition from other, both new and existing golf courses on Oahu, and continuing softness in the Japanese tour group market (which was exacerbated by the September 11, 2001 terrorists attacks in New York City and Washington, D.C.) thwarted the Company's efforts to market the golf course in an effort to return it to its previous level of profitability. The Company had refinanced the Waikele Golf Club in 1997 with a loan facility with the Bank of Hawaii (as agent for itself and other lenders) in the original principal amount of $25 million. This loan facility had a maturity date of February 2007, an interest rate of LIBOR plus 2% until the fifth anniversary and LIBOR plus 2.25% thereafter, principal amortization based on a 30-year amortization period, was secured by substantially all of the assets of Waikele Golf Club, Inc., was guaranteed by AHI and was "Senior Indebtedness" (as defined in the Indenture). At that level of indebtedness, it was not anticipated that the cash flow of the golf course could continue to service the debt. In an effort to renegotiate the loan, the Company commenced discussions with the lender during the third quarter of 2001. As a result of such negotiations, the lenders agreed to sell the loan to the Company, at a substantial discount, for a purchase price of $13 million and release AHI from its guarantee obligation. The purchase price approximated the fair market value of the golf course at the time. The loan purchase agreement also gave the Company the option to simply pay off the loan at the discounted amount. Though the Company had sufficient cash to close the sale, it was necessary for it to recover such amount promptly in order to replenish its cash balances to provide for its other obligations. Therefore, the Company entered into a sale agreement with a newly formed subsidiary of Northbrook, whereby such subsidiary agreed to purchase the golf course from the Company for $13 million. Such transactions closed in December 2001, at which time the Company paid off the Bank of Hawaii loan for $13 million immediately prior to the purchase of the property by such subsidiary. The outstanding balance on the Bank of Hawaii loan on the closing date was approximately $23.8 million.

     AGRICULTURE SEGMENT.

     The Company's Agriculture segment remains responsible for activities related primarily to the cultivation and sale of seed corn under a contract with a third party. Prior to the fourth quarter 2000 shut down of the Lihue Plantation Company, Limited ("Lihue") and Kekaha Sugar Company, Limited ("Kekaha Sugar") plantations on Kauai, Agriculture's revenues were primarily derived from the sale of raw sugar. As of the date of this report, approximately 1,500 acres of the Company's Kaanapali 2020 land holdings are utilized for seed corn operations.

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

     DIVERSIFIED AGRICULTURE. The Company has considered various uses for its agricultural lands, such as alternative crops. The Company is currently using portions of the land at Pioneer Mill for seed corn as described above, which, though currently profitable, is not a significant source of liquidity for the Company.

     However, the success of the Company's diversified agriculture program is contingent upon the ability of the Company to continue to contract for the cultivation and sale of its agricultural products at favorable prices.

     In the third quarter of 2001, management announced its intention to discontinue coffee farming activities based upon the Company's prior financial losses (which were expected to continue for the foreseeable future), high production costs and current economic uncertainties including record-low commodity coffee prices. Such events have entailed employee and closing costs similar to, though not as substantial as, those connected with the shutdown of the Company's sugar operations.

     POWER PRODUCTION. The Company historically has been involved in the production of energy through the burning of bagasse, the fibrous by-product of sugar cane processing, in the sugar plantations' boilers. The Company generated electrical energy and steam for the sugar plantations' own consumption and for sale to the local public utility, Kauai Electric, pursuant to power purchase agreements entered into between the Company and Kauai Electric. Gross revenues from the Company's operations at its Lihue power plant totaled approximately $5.6 million, $5.2 million and $5.1 million for 2001, 2000 and 1999, respectively. Because this operation was no longer economically viable, The Lihue Plantation Company renegotiated its power purchase agreement with Kauai Electric (the "PPA") in early 2001.

Kauai Electric's primary objective was to ensure the continued operation of the power plant until it could complete construction and bring online its new power generation facility, which is scheduled in 2002. Thus the contract provides for Kauai Electric to reimburse the Company for substantially all operating costs until the contract expires, which is no later than December 31, 2002. As a result, the Company does not expect power production costs or revenues to have a significant affect on future operations. Revenues were significantly smaller from the Kekaha power plant (and formerly from the Pioneer Mill power plant) since the contract with the local utility did not require the Company to commit to a certain level of capacity for power production and, therefore, the Company received a significantly lower rate for its power sales. Thus, the Company discontinued those operations.

     As a consequence of the shutdown of the Company's sugar operations on Kauai, Gay & Robinson, Inc. ("G&R") is the sole remaining sugar grower on the island. In April 2001, the Company entered into a series of Agreements with G&R, and Hawaii Sugar and Transportation Cooperative ("HSTC"), of which G&R is a member, whereby (1) G&R would sell and deliver bagasse (a sugar byproduct) to the Company (as available) for the Company to burn to generate electric power at the Lihue Plantation power plant, as required by the PPA, (2) the Company would store the raw sugar and molasses produced by G&R and sold to HSTC in the Company's storage facility in Lihue, subject to a contract with HSTC and a guaranty of such contract and indemnification by G&R, and (3) the Company would grant G&R an option to purchase the storage facility at fair market value, so long as the option was exercised before July 31, 2001. G&R provided the Company with notice that it intended to exercise the option, which triggered an arbitration process that resulted in a sale price for the facility of $2.3 million. The sale of the storage facility closed in October 2001; the remaining agreements with G&R remain in effect.

     WATER RESOURCES. The Company has in the past needed to maintain access to significant water sources to conduct its agricultural operations and, in many cases, must demonstrate a sufficient supply of water in order to obtain land development permits. To distribute most of this water, the Company owns or has the rights to utilize extensive civil engineering improvements including tunnels, ditches, reservoirs and pumps. The Company believes that it has sufficient water resources for its present uses.


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

     In December 1996, Amfac Property Development Corp. ("APDC"), a wholly-owned subsidiary of the Company, obtained a $10.0 million loan facility from City Bank. The loan is secured by a mortgage on property under development at the Oahu Sugar mill-site and is "Senior Indebtedness" (as defined in the Indenture). The loan was originally scheduled to mature on December 1, 1998. In November 1998, APDC sold certain Oahu Sugar mill-site property which served as collateral for the $10.0 million City Bank loan for an approximate sales price of $7.7 million in cash plus 2% of the gross sales price of subsequent parcel sales of all or any portion of the property by the purchaser. The bank required $6.0 million of the sales proceeds as a principal reduction on the loan in order to release the collateral. APDC received a one-year extension on the $4.0 million remaining balance of the loan which is secured by another parcel at the mill-site. The extended loan bore interest at the bank's base rate plus 1.25% and was scheduled to mature on December 1, 1999. APDC reached an agreement with the bank for an additional one year extension on $3.0 million of the $4.0 million loan. APDC made a $1.0 million loan repayment on December 2, 1999. The new extended loan bore interest at the bank's base rate plus 1.25% and matured on December 1, 2000. In January 2001, APDC reached an agreement with the bank for an extension until December 1, 2001 with a principal payment of $.150 million upon execution of the agreement. On December 1, 2001, APDC reached an agreement with the bank for an additional extension until March 1, 2002. The extended loan bears interest at the bank's base rate of 4.75% at December 31, 2001 plus 2%. APDC is continuing talks with the bank for a further extension and renegotiation of the loan. APDC does not have the funds necessary to pay the remaining balance of the loan without sale of the remaining mill site land. If such loan cannot be further extended, it would likely result in APDC no longer having an ownership interest in the property.

     The Company expects to market the remaining mill site land in bulk. The Company does not anticipate expending funds for additional infrastructure at this development.

     (b)  MAUI.

     As of December 31, 2001, the Company owns approximately 4,900 acres of land on the island of Maui, most of which are classified as agricultural land and conservation land for State and County purposes. All of the Company's land holdings are located in West Maui near the Lahaina and the Kaanapali Beach Resort areas.

     In January 2001, the Company sold approximately 5,500 acres of agricultural and conservation land in Launiupoko for $14.5 million and generated an additional $.8 million from various other sales during 2001.

     The Company has an approximately 16.7% ownership interest in APIC. APIC owns and had operated the RKGC, which are two 18-hole golf courses located at the Kaanapali Beach Resort on West Maui. The courses occupy approximately 320 acres of land. The two Kaanapali golf courses generated approximately $8.6 million, $10.4 million and $10.3 million, respectively, in revenues during 2001, 2000 and 1999. In 2001, the Company's interest in APIC's operations is included in loss from unconsolidated subsidiary as APIC is recorded on the equity method. On March 19, 2002, the ERS was successful in obtaining the appointment of a receiver for the RKGC, which consequently no longer manages these golf courses. (Reference is made to Note 3.)

     The Company has determined that the focus of its future development efforts should be on its Kaanapali 2020 land holdings (approximately 4,400 acres) on Maui. The Debtors in the Reorganization Case intend to propose a Plan of Reorganization that will restructure the Company's debt and equity in a manner by which the Debtors hope to enhance the value of such land holdings by giving the Company sufficient liquidity to pursue necessary entitlements for the property. (See also discussion of the Reorganization Case in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations"). The Company believes its development efforts are best concentrated in this area where it has certain development approvals already secured and where successful resort development has occurred during the past thirty years. Though there are substantial risks to the development of these lands as described below, the Company believes that if it can obtain the entitlements it needs the value of the property could be significantly enhanced, which would permit the Company's planned reorganization to succeed.

     In 1999, the Company began a new approach to planning for its Kaanapali lands referred to as CBP. The Company works to involve members from all aspects of the West Maui community in developing an acceptable plan for the Company's Kaanapali land holdings. CBP has been used successfully in several communities on the mainland such as in the Weston, Florida development being completed by an affiliate of Northbrook. Management is optimistic that a plan can be developed that meets the Company's long-term financial objectives and will be supported by a broad cross section of the community. (See also discussion of land sales in "Management Discussion and Analysis of Financial Condition and Results of Operations - General".)

     The properties located in the Kaanapali/Honokowai area that are currently owned by the Company are described in greater detail below.
While most are intended to be included as part of the Kaanapali 2020 Plan, some will be marketed for sale to raise cash needed to pursue the Kaanapali 2020 entitlements.

     KAANAPALI GOLF ESTATES. The Company has a non-binding contract to sell Parcel 22/23, the remaining bulk parcel at Kaanapali Golf Estates ("KGE"), a residential community that is part of the Kaanapali Beach Resort in West Maui. The sale is subject to the purchaser's completing its due diligence review of the parcel. There can be no assurance that such sale will be completed.

     NORTH BEACH. In December 2000, the Company sold (to a timeshare company) the 14-acre KOR site for a gross selling price of $19.5 million. In addition, the timeshare company received a five-year option to purchase Lot 2 at Kaanapali North Beach. The option purchase price is based on the number of units entitled at the time of closing (if an exercise of the option were to take place). If the option is exercised, the Company currently expects the purchase price to be in the range of $9.0 million. The remaining three North Beach lots (including Lot 2) total approximately 82 acres. Under an agreement that preceded the sale to the timeshare company, the Company was required to begin construction of improvements for a 13-acre public park at Wainee, Maui. The improvements are substantially complete. The park land and improvements have been dedicated to the County of Maui. The Company is currently examining its options respecting the Lot 2 option relative to the Reorganization Case. Additionally, Lot 4 of North Beach Makai is listed for sale.

     The Company's remaining North Beach properties are subject to a mortgage held by Northbrook securing a loan with the outstanding principal and accrued interest aggregating approximately $3.2 million, as well as another mortgage securing the remaining Senior Debt held by Northbrook and its affiliates. For a further description of such modification of these notes on December 29, 2000, see Note 4.

     NORTH BEACH MAUKA. The Company is currently using a community based planning approach for this 318-acre parcel. Currently, the Company has Community Plan approvals and R-3 zoning (residential, minimum 10,000 square foot lots) for North Beach Mauka. State urbanization is required, along with final zoning and subdivision.

     PUUKOLII VILLAGE. The Company has regulatory approval to develop a project, known as "Puukolii Village", on approximately 249 acres located "Mauka" ("towards the mountains") of Kaanapali Beach Resort. A significant portion of this project will be affordable housing. Development of most of Puukolii Village cannot commence until after completion of the planned Lahaina/Kaanapali bypass highway, as described below. As such, development of this parcel is not assured and expected to be long term in any event.

     MAUI INFRASTRUCTURE COSTS. In connection with certain of the Company's land use approvals on Maui, the Company had agreed to provide affordable housing and to participate in the funding of the design and construction of the planned Lahaina/Kaanapali bypass highway. The Company has entered into an agreement with the State of Hawaii Department of Transportation covering the Company's participation in the design and construction of the bypass highway. In conjunction with state urbanization of the Company's Kaanapali Golf Estates project, the Company committed to spend up to $3.5 million (of which approximately $.8 million has been spent as of December 31, 2001) toward the design of the highway. Due to lengthy delays by the State in the planned start date for the bypass highway, the Company funded approximately $1.2 million for the engineering and design of the widening of the existing highway through the Kaanapali Beach Resort. The Company believes this $1.2 million will be credited against the $3.5 million commitment discussed above. The Company also committed another $6.7 million for the construction of the bypass highway, subject to the Company obtaining future entitlements on Maui and the actual construction of the bypass highway. The development and construction of the bypass highway is expected to be a long-term project that would not be completed until the year 2007 or later, if ever. The Company is currently examining its options respecting these agreements relative to the Reorganization Case.

     The Company also reached an agreement with Maui County pursuant to which the Company has conveyed a parcel of land, in Lahaina, the Pioneer Mill office site and five acres of agricultural land, in satisfaction of employee housing requirements affecting lot 1 of North Beach Makai and affordable housing requirements affecting Kaanapali Golf Estates parcels.

     (c)  KAUAI.

     In March 2001, the Company sold approximately 460 acres of agricul-tural lands on Kauai for approximately $3.5 million.

     In July 2001, the Company sold approximately 18,500 acres of land in Kauai for approximately $25.0 million, the vast majority of which was classified and zoned, by the State of Hawaii and the County of Kauai respectively, as agricultural and conservation lands. There were large contiguous parcels which comprised the bulk of these Kauai land holdings, located in Lihue/Hanamaulu on the eastern side of Kauai. As of the date of this report, the Company owns only approximately 70 acres of land in Kauai.

     LEASES.

     The Company's two plantation subsidiaries, Lihue Plantation and Kekaha Sugar, leased some agricultural lands from unrelated third parties in 2001.

The Kekaha Sugar leases have expired or been terminated and Lihue Plantation has only one lease remaining as described below. Almost all of the leased land of the Company was used in connection with the cultivation of sugar cane. Most of the leases provided that the Company pay fixed annual minimum rents (ranging from $10 to $28 per usable acre), plus additional rents based upon a percentage of gross receipts above a specified level. During the past three years, the Company has paid only minor amounts of percentage rent on the leases. Due to the shutdown of the Company's remaining sugar plantations, the Company has filed a motion in the Reorganization Case to reject such lease, which was granted by the court and an order entered on April 2, 2002.

     The following summary lists the material land lease of the Company's subsidiaries, as lessees, and certain material terms thereof as of the date of this report:

                                     Sugar Cane
                    Expiration       Acreage in     Gross     Minimum
     Plantation     Date             Cultivation   Acreage      Rent
     ----------     -------------    -----------   -------    --------
     Lihue          12/15/02                   0     3,106    $ 20,630

     OTHER PROPERTY.

     In addition to the real property discussed above, the Company also owns two sugar mills, each with its own power plant. The mills and power plants are located in Kekaha and Lihue, Kauai. Each of these facilities was involved in the production of raw sugar from sugar cane and the production of electrical and steam power until their closings in late 2000. As described above, the Lihue power plant continues to operate pursuant to a modified agreement with the local electric utility, which expires at or before the end of 2002.


ITEM 3.  LEGAL PROCEEDINGS

     Material legal proceedings of the Company are described below. In proceedings where a Debtor is a defendant, such proceedings have been stayed as against such Debtor by the filing of the Reorganization Case. Proceedings against subsidiaries or affiliates of AHI that are not Debtors may proceed.

     APIC is the primary borrower under a $66 million loan made by the ERS in 1991. The loan, which has a current balance of approximately $75 million, is secured by the RKGC (and certain adjacent lands).
Substantially all of APIC's assets consist of the property that is security for the loan. The loan matured in June 2001 and has not been extended, despite efforts of the borrowers to obtain such an extension as described below.

     Due to insufficient cash flow generated by the RKGC and because of disagreements with the lender over, among other things, lender's failure
(i) to consent to a grant of required easements in order for the Company to develop and market its adjoining properties and (ii) to release adjacent lands that are not related to the golf course operations from the mortgage, as required under the loan documents, the Company did not pay the required interest payments due in 2000 on the loan secured by these golf courses. ERS then issued a default notice and instituted a foreclosure action in August 2000 (Employees' Retirement System of the State of Hawaii v. Amfac/JMB Hawaii, L.L.C., et. al., Civil No. 00-1-2597-08, First Circuit Court, State of Hawaii). Pursuant to an agreement between the lender and the borrowers, the borrowers paid approximately $3.8 million in September 2000 to the ERS for a portion of the past due interest amounts and the ERS agreed to temporarily suspend its action to realize upon its security while the parties attempted to negotiate a definitive agreement to extend the loan beyond its June 30, 2001 maturity date. Efforts of the borrowers to negotiate such an agreement broke down in December 2001, only after Northbrook (an affiliate of APIC that had no obligations under the loan) had funded certain minimum interest payments (together with the ERS' legal fees and other related costs). In January 2002, ERS recommenced its foreclosure action, which the borrowers are contesting. The borrowers have also brought counterclaims against ERS relative to the lender's defaults described above, which defaults have caused the Company substantial damages relating to its efforts to sell either the unrelated parcels that the ERS refused to release from the mortgage or other land parcels that required easements and other rights to which the ERS was required to consent.

     The borrowers' counterclaims against the ERS in such litigation assert, among other things, that because of the refusal of the ERS to perform in accordance with the loan documents and grant the required consents and releases, dating back to the inception of the loan, the Company suffered damages over time relating to various development projects and sale transactions that the Company consummated or attempted to consummate since 1991. Also alleged is that these refusals and the interference of the ERS with the Company's legitimate development efforts was intended by ERS to give the ERS leverage over the Company's development and land sale activities to the benefit of ERS, not to protect the ERS' bargained for security for its loan on the RKGC. Some projects were substantially delayed by the ERS' defaults and significant land sales were either substantially delayed or failed altogether. Income from sales was also adversely affected in addition to the expenses of development caused by the ERS' delays and refusals. In addition, the Company suffered significant damages relative to the costs of attorneys and other professionals that the Company was forced to pay (including those of ERS' attorneys and professionals) in its failed attempt to obtain the consents and releases. Failure to obtain the necessary easements promised by ERS could subject the Company to damages claims from landowners on parcels previously sold by the Company and, particularly, could significantly negatively impact the value and marketability of its remaining land parcels in Kaanapali Golf Estates, which requires such easements for access and to ensure that the parcel enjoys necessary water and drainage rights. As a consequence of the ERS' actions, the borrowers' counterclaims allege, among other things, that the ERS breached its duties under the contract, breached the ERS' implied covenant of good faith and fair dealing, fraudulently induced the borrowers to enter into the loan, acted in a fraudulent manner respecting its fiduciary relationship with the borrowers and/or acted in bad faith. The counterclaim seeks, among other things, damages, attorney's fees and costs, and an order directing the ERS to provide the releases and consents required by the loan documents. There can be no assurance that defendants will prevail in the counterclaim or in the defense of ERS's attempt to realize on its security. On March 19, 2002, the court entered an order appointing a receiver for the property that is security for the loan, as well as for the golf course operations related thereto.

     If the borrowers do not achieve an extension of the loan through settlement discussions with the ERS, and the ERS is permitted to continue its foreclosure action, it is likely that the ERS will take title to the RKGC and APIC will have no further interest therein. There is also a substantial likelihood that any such settlement will nevertheless result in a transfer of title to the RKGC to the ERS on terms acceptable to the borrowers. There can be no assurance as to the outcome of such litigation or any settlement negotiations.

     On October 31, 2001, Amfac Hawaii, LLC was named in a lawsuit entitled Lloyd Akiona, et al. v. Amfac/JMB Hawaii, LLC and AquaSource, Inc., Civil No. 01-1-05979, filed in the Circuit Court of the Second Circuit, State of Hawaii. Defendant Amfac Hawaii, LLC removed the case to federal court. In this action, six plaintiffs collectively seek approximately $191,000 in severance payments they allege they were entitled to as a result of the sale of the stock of Kaanapali Water Corporation to AquaSource, Inc. in March 1999. Plaintiffs seek damages, interest, attorneys' fees, and costs.

Defendant believes it has substantial defenses and intends to vigorously defend itself.

     On February 1, 2002, Transcend, Inc. filed a lawsuit entitled Transcend, Inc. v. Amfac/JMB Hawaii, Inc., et. al., Civ. No. 02-1-0287-02 in the First Circuit Court, State of Hawaii. Plaintiff alleges that it purchased six cane haul trucks and that defendant entities failed to make delivery. In this four count complaint for breach of contract, quantum meruit, conversion and trespass, plaintiff seeks general, special, and punitive damages. Plaintiff includes a monetary demand for $786,240 in the first count of the complaint, as well as a request for attorneys fees, costs, and further unspecified relief. Plaintiff names Amfac/JMB Hawaii, Inc. and Amfac Sugar Kauai as defendants, among others. Defendants have filed an answer denying the substantive allegations of the complaint. Defendants believe that they have meritorious defenses.

     On July 19, 2001, The Gutman Realty Company filed a lawsuit entitled Gutman Realty Company v. Amfac Property Investment Co., Civ. No. 01-1-0392(3), in the Second Circuit Court, State of Hawaii. In the suit, plaintiff allegedly seeks to recover unpaid rent for premises located at 2350 Kekaa Drive, Lahaina, Maui. The complaint alleges that the unpaid rent as of July 13, 2001 was $348,926.33 and seeks recovery of that amount with interest, any future rents owing from that date forward, reasonable attorneys fees, interest, costs, and any further relief that the court might deem just and proper. On October 9, 2001, APIC filed its answer denying the substantive allegations of the complaint and/or seeking an offset for any rents deemed to be lawfully owing and a counterclaim for unpaid management fees and reimbursements arising out of the relationship between the parties. APIC intends to vigorously defend itself in this matter, but no assurances can be given that it or the Company will not incur liability in connection with this case.

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

Oahu Sugar obtained dismissals and directed verdicts on six of defendants' claims. The remaining portions of the complaint and counterclaim proceeded to a jury trial and verdict. On December 2, 1999, the jury denied Oahu Sugar relief on its remaining claims and awarded the defendants approximately $2.6 million in damages on their counterclaim. On March 2, 2000, the trial court entered a judgment against Oahu Sugar for the $2.6 million in damages awarded by the jury. In addition, the trial court awarded counterclaimants $751,000 in attorneys' fees, $28,000 in costs and $866,000 in prejudgment interest. Oahu Sugar's post trial motions for judgment as a matter of law and for a new trial were denied. Oahu Sugar filed a notice of appeal. The defendants began efforts to collect the amounts awarded to them. Defendants caused garnishee summons to be issued to various affiliated and unaffiliated entities. The defendants scheduled a debtor's examination for August 23, 2000 which was not concluded. The Hawaii Supreme Court scheduled the case for an appellate conference and mediation that was unsuccessful. Then, on January 3, 2001, the Hawaii Supreme Court entered an order dismissing the appeal. The Supreme Court held that it lacked jurisdiction over the appeal because the judgment entered on March 2, 2000 was legally defective in that it did not identify the claim for which judgment was entered or dismiss all of the other claims and counterclaims of the parties. In light of the order of the Hawaii Supreme Court, the parties filed legal briefs before the trial court to have the court determine, among other things, whether a corrected judgment consistent with the jury verdict may be entered as of March 2, 2000 or a new judgment order is required. After hearing the arguments of the parties, on March 19, 2001, the trial court ruled that it would not enter a corrected judgment as of March 2, 2000 and that a new judgment order will be required. On April 12, 2001, the court entered the new judgment order on the counterclaims providing for the payment of approximately $2.6 million in damages, $730,000 in attorneys' fees, $28,000 in costs, $867,000 in prejudgment interest, and additional prejudgment interest from January 20, 2000 through April 12, 2001. From and after entry of the order, post-judgment interest will accrue on the unpaid balance at the statutory rate of ten percent per annum until paid in full. Oahu Sugar is pursuing an appeal and the opposing side has filed a cross appeal seeking further relief on any potential retrial of the matter. The case is fully briefed and awaits a decision by the Hawaii Supreme Court. Oahu Sugar continues to believe that it is entitled to affirmative relief on its complaint and that it has meritorious defenses to the counterclaim that it has pursued on appeal. The Company, however, can provide no assurances that it will be successful in obtaining affirmative relief or overturning the verdict against Oahu Sugar. This verdict, if upheld, could have a material adverse effect on the Oahu Sugar's financial condition.

     On or about December 15, 2000, Oahu Sugar and APDC, among others, were named in a lawsuit entitled Walter Arakaki and Steve Swift v. Oahu Sugar Company, Limited et al., Civil No. 00-1-3817-12, and filed in the Circuit Court of the First Circuit of Hawaii. In the complaint, as amended, plaintiffs seek a declaration that certain conveyances of real estate made by Oahu Sugar or APDC, since December 1996, were allegedly fraudulent transfers made in violation of the common law, the Hawaii fraudulent transfer act, and rights which they claim arose in connection with the claims they filed in Oahu Sugar v. Walter Arakaki and Steve Swift, Case No. 96-3880-09, discussed above (hereinafter, "underlying matter"). Plaintiffs seek, among other things, injunctive and declaratory relief, compensatory damages, punitive damages, orders of attachment against sales proceeds, voidance of certain transfers, foreclosure and other remedies in connection with various transfers of real estate made by Oahu Sugar to APDC, the Young Men's Christian Association of Honolulu ("YMCA"), and the Filipino Community Center, Inc. ("FCC"), among others, all over the years 1996-2000.

The YMCA and FCC have also been named defendants in this action and have filed cross-claims for relief against Oahu Sugar and APDC for alleged breach of warranty of title, indemnity and contribution in connection with their respective transactions, and seeking, among other things, damages, attorneys' fees, costs, and prejudgment interest. Oahu Sugar and APDC have filed answers to the complaint, as amended, and the cross-claims. On
May 3, 2001, plaintiffs filed an amended complaint dropping the remedy of foreclosure in connection with certain property transferred to the YMCA and adding various allegations including, without limitation, allegations regarding the final judgment entered in the underlying manner. The case is proceeding and the plaintiffs must file their pretrial statement on June 15, 2002. Oahu Sugar and APDC believe they have meritorious defenses and intend to pursue their defenses vigorously. However, there can be no assurances that this case, when once adjudicated, will not have a material adverse effect on the financial condition of Oahu Sugar or APDC.

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

     On May 10, 2000, Oahu Sugar was named in a civil action entitled, Albert and Marciana Kalaikai v. Oahu Sugar, et. al., pending in the Circuit Court of the First Circuit, State of Hawaii, Civil No. 00-1-1497-05. Pioneer Mill Company was named in this suit, but was not served. In this case, plaintiffs seek damages for alleged asbestos related injuries sustained, among other things, from exposure to asbestos-containing products over the course of in excess of forty years and at numerous locations including the Oahu Sugar mill site over the period of 1950-1960. The case is in the beginning stages of litigation and Oahu Sugar intends to defend itself vigorously.

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

     APDC has discovered chlorinated solvents in the groundwater at the former Oahu Sugar Waipahu Sugar Mill site. The contamination does not appear in high concentrations. APDC's recommendation for remediation using hydrogen-releasing compounds has been rejected by the HDOH. APDC may have to do further work at the site. At this point, APDC is unable to identify with certainty the treatment options, if any, that the HDOH may require or approve for the site, or the costs of same.

     As a result of an administrative order issued to Oahu Sugar Company by the Hawaii Department of Health, Order No. CH 98-0012, dated January 27, 1998, Oahu Sugar is currently engaged in environmental site assessment of lands it leased from the U.S. Navy and located on the Waipio Peninsula. Sampling is underway and the investigation is otherwise still in its preliminary stages.

     Other than as described above, the Company is not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to its business. The Company and/or certain of its affiliates have been named as defendants in several pending lawsuits. While it is impossible to predict the outcome of such routine litigation that is now pending (or threatened) and for which the potential liability is not covered by insurance, the Company is of the opinion that the ultimate liability from any of this litigation will not materially adversely affect the Company's consolidated results of operations or its financial condition.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of security holders during 2000 and 2001.

                                  PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND
         RELATED SECURITY HOLDER MATTERS

     The Company is wholly-owned by Northbrook. There is no public market for the Company's membership interest.


ITEM 6. SELECTED FINANCIAL DATA

                             AMFAC HAWAII, LLC
     For the years ended December 31, 2001, 2000, 1999, 1998 and 1997
                          (Dollars in Thousands)

                      2001       2000      1999       1998       1997
                    --------   --------  --------   --------   --------
Total revenues
 (c) . . . . . .    $ 59,958     75,208    67,872     99,654     86,383
                    ========   ========  ========   ========   ========
Net income
 (loss) (d). . .    $(39,620)   (51,799)  (19,873)   (41,735)   (25,572)
                    ========   ========  ========   ========   ========
Net income
 (loss) per
 share (b)

Total assets . .    $153,989    152,287   359,694    431,080    464,245
                    ========   ========  ========   ========   ========
Amounts due
 affiliates -
 Senior debt
 financing . . .    $186,108    192,555   172,965    110,325    125,290
                    ========   ========  ========   ========   ========
Certificate of
 Land Apprecia-
 tion Notes. . .    $139,413    139,413   139,413    220,692    220,692
                    ========   ========  ========   ========   ========

      (a) The above selected financial data should be read in conjunc-tion with the financial statements and the related notes appearing elsewhere in this annual report on Form 10-K.

      (b) The Company is a wholly-owned subsidiary of Northbrook; therefore, net loss per share is not presented.

      (c) Total revenues includes interest income of $895 in 2001, $85 in 2000, $785 in 1999, $976 in 1998 and $386 in 1997.

      (d) In 2001 and 1999, the Company recognized an extraordinary gain from the extinguishment of debt of $6,498 and $11,265 (after reduction of income taxes of $4,155 and $7,203), respectively, which is reflected in 2001 and 1999 net income (loss).

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

REORGANIZATION CASE

     On February 27, 2002, AHI and the other Debtors filed separate petitions for voluntary relief under Chapter 11 of the U.S. Bankruptcy Code. The other Debtors include FHT Corporation ("FHT"), which is a subsidiary of Northbrook but not a subsidiary of AHI and not a guarantor of the COLAs, and the following direct and indirect subsidiaries of AHI (together with AHI, the "AHI Debtors"), some of which are Registrants:
Amfac Land Company, Limited, Pioneer Mill Company, Limited, The Lihue Plantation Company, Limited, Kaanapali Estate Coffee, Inc., KDCW, Inc., Amfac Holdings Corp., Kaanapali Development Corp. and Waikele Golf Club, Inc. Other subsidiaries and affiliates of AHI, including for example Oahu Sugar Company, Limited, APIC and APDC, did not file separate voluntary petitions.

     At the time of the filing of the Reorganization Case, AHI had a total outstanding Senior Debt obligation (principal and accrued interest) to Northbrook and its affiliates of approximately $188 million and its outstanding COLA obligation (principal and accrued interest) totaled approximately $142 million. Under the Indenture, the Senior Debt held by Northbrook and its affiliates is senior to the COLAs. Moreover, as described below, the Senior Debt is supported by mortgages and other security interests on substantially all of the Company's real property and certain other assets. These obligations were guaranteed by all of the Company's significant subsidiaries, including those that are not AHI Debtors in the Reorganization Case.

     The total debt burden evidenced by these obligations alone had proved unmanageable and was draining the Company of cash needed to pursue its business plan, including entitling the Company's approximately 4,000 remaining acres "Mauka" of the Kannapali Resort area. During 2002, additional interest payments on the COLAs are due in the aggregate amount of approximately $5.5 million. In addition, substantial amounts of deferred interest payments under the Senior Debt were also coming due. Because it was evident that the Debtors would not have the cash resources to satisfy their respective obligations, let alone to pursue the Company's business plan, the Reorganization Case was filed in order to give the Debtors the opportunity to restructure their debt and equity and emerge as a reorganized group of companies. Thus, as a consequence of the filing, the interest payment on the COLAs that was due on February 28, 2002 was not made.

     The Debtors and the holders of Senior Debt engaged in extensive negotiations with the Trustee during the months preceding the filing. Such negotiations included the Trustee hiring legal counsel and a financial advisor to perform due diligence on the Debtors' assets, at the Company's cost, in order to satisfy the Trustee that the Plan of Reorganization (the "Plan") proposed by the Debtors would provide the COLA holders with a greater recovery than they could expect in a liquidation of the Company. Such negotiations resulted in the agreement of the Trustee and the Debtors on the framework for a plan. A copy of the form of notice that the Trustee sent to all holders of COLAs that describes such negotiations was reported by the Company on a Form 8-K on March 20, 2002. The Debtors are in the process of finalizing such documentation and intend to file their proposed Plan and supporting disclosure statement (and other supporting documentation) with the Bankruptcy Court during the second quarter of 2002.

It is anticipated that such documentation will provide that the holders of COLAs (among other classes of interested parties) will have the opportunity to vote on the Plan. Such documentation, if and when approved by the Bankruptcy Court, will govern the reorganization of the Debtors, and the holders of COLAs should refer to such documentation when available in determining whether to vote for the Plan and the procedures therefor.

     In the meantime, the filing of the Reorganization Case has stayed all pending litigation against the Debtors. Though the Bankruptcy Court has entered certain orders at the request of the Debtors that will permit them to pay certain "pre-petition" amounts and otherwise operate at their discretion in the ordinary course of business, the Debtors intend to carefully review all of their options in that regard. The Debtors continue to operate their business after the filings in the ordinary course, subject to the jurisdiction of the Bankruptcy Court and the requirements of the Bankruptcy Court and the rules thereunder.

     In the event that a plan in the Reorganization Case is not confirmed or sufficient votes accepting the plan are not received and, as a result, the AHI Debtors are unable to confirm a plan as proposed, the AHI Debtors will assess the alternatives available to them including (i) seeking to restructure its capitalization and its obligations to creditors and equity holders under an alternative plan of reorganization, (ii) a liquidation under Chapter 11 of the Code or (iii) a conversion of these cases to a Chapter 7 liquidation proceeding. In addition, the holders of the Senior Debt may seek to lift the stay entered by the Bankruptcy Court and foreclose on the assets securing their debt. The inability to promptly confirm the Plan will delay the AHI Debtors' emergence from bankruptcy and could have a material adverse affect on the value of the AHI Debtors' business and assets. There is substantial risk that any alternative restructuring or a liquidation will result in less favorable treatment of claims and interests, including those of the COLA holders, than that provided by the plan.

     SIGNIFICANT LIQUIDITY EVENTS DURING REPORTING PERIOD

     During the third quarter of 2000, management announced the shutdown of its remaining sugar plantations on Kauai. The decision was made as a result of significant losses incurred during 2000, and the expectation that such losses would continue for the foreseeable future. The losses resulted primarily from a significant drop in the domestic price of raw sugar and lower sugar yields, together with labor costs that were significantly in excess of those borne by other non-Hawaiian sugar producers supplying the domestic market. The Company completed its final harvest of sugar cane in November 2000. As a consequence of the shutdown, the Company incurred significant employee and other closing costs in 2000 and 2001. The Company sold certain of its field and mill equipment associated with the closed facilities during 2001 and the first quarter of 2002, but due to the age and condition of the equipment, the forced nature of the sale and significant transaction costs, the Company did not obtain significant net proceeds from such sales.

     In the third quarter of 2001, management announced its intentions to discontinue coffee farming activities based upon the Company's prior financial losses (which were expected to continue for the foreseeable future), high production costs and current economic uncertainties including record-low commodity coffee prices. Such events have entailed employee and closing costs similar to, though not as substantial, as those connected with the shutdown of the Company's sugar operations.

     As a consequence of the shutdown of the Company's sugar operations on Kauai, Gay & Robinson, Inc. ("G&R") is the sole remaining sugar grower on the island. In April 2001, the Company entered into a series of Agreements with G&R, and Hawaii Sugar and Transportation Cooperative ("HSTC"), of which G&R is a member, whereby (1) G&R would sell and deliver bagasse (a sugar byproduct) to the Company (as available) for the Company to burn to generate electric power at the Lihue Plantation power plant, as required by the Company's power purchase agreement with Kauai Electric (the "PPA"), (2) the Company would store the raw sugar and molasses produced by G&R and sold to HSTC in the Company's storage facility in Lihue, subject to a contract with HSTC and a guaranty of such contract and indemnification by G&R, and
(3) the Company would grant G&R an option to purchase the storage facility at fair market value, so long as the option was exercised before July 31, 2001. G&R provided the Company with notice that it intended to exercise the option, which triggered an arbitration process that resulted in a sale price for the facility of $2.3 million. The sale of the storage facility closed in October 2001. As a result of the sale, a $2.3 million payment was made by AHI, in October 2001, on the note payable to Northbrook and secured by AHI's interest in the North Beach Property (See Note 4).

     The Company faces large contingent cash expenditures due to (i) the cost of the litigation and environmental matters described in Item 3. "Legal Proceedings" and (ii) environmental clean up and other shutdown costs relating to the land and mill sites associated with Oahu, Kekaha, Lihue and Pioneer Mill plantations and buildings which could be significant but are presently not determinable. It is difficult to predict the ultimate outcome of these various contingencies, any of which could have a material adverse effect on the financial condition of the Company.
However, some of such matters have been stayed by the filing of the Reorganization Case and others are likely to be reduced in the event that the Plan is approved by the Bankruptcy Court.

     As reflected in the Company's December 31, 2001, balance sheet, approximately $183.4 million of Senior Debt owed to affiliates of the Company is categorized as a current liability. The classification as a current liability results from defaults that occurred under such Senior Debt due to actions taken by ERS to realize upon indebtedness owed to it, and due to the adverse verdict in the Oahu Sugar V. Arakaki and Swift lawsuit described under Item 3. "Legal Proceedings". Under the Restructuring Agreement, effective as of December 29, 2000, among the Company, certain of the Company's subsidiaries and certain holders of Senior Debt affiliated with Northbrook, the parties agreed that the defaults described above would continue but that the Senior Debt holders would not exercise their remedies against the Company and its subsidiaries based upon those defaults until either ERS obtains a judgment, or attempts to exercise certain remedies, against the Company, or unless necessary to protect such holders' superior rights under the Senior Debt against the plaintiffs in the Swift/Arakaki lawsuit. It is anticipated that the claims of the holders of the Senior Debt will be resolved in the Reorganization Case as to the Debtors. As to entities that are not Debtors but that are liable on the Senior Debt, there can be no assurance that the Senior Debt holders will not pursue their remedies under the Senior Debt, either because of actions by ERS or the opponents in the Swift/Arakaki lawsuit or because of additional defaults arising under the Senior Debt.

     The Company sold a parcel on Maui near Lahaina in the first quarter of 2001, a parcel in Hanamaulu, Kauai, also in the first quarter of 2001, additional parcels in Hanamaulu, Kauai in the second quarter of 2001, additional parcels in Hanamaulu and Lihue on Kauai in the third quarter of 2001 and the Kauai Sugar Storage facility in Lihue in the fourth quarter of 2001 which provided funds to the Company to help meet its short-term liquidity needs including mandatory prepayment on Senior Indebtedness. However, the Company believed that in the absence of additional land and business sales or financing from third parties (which has generally not been obtainable), additional Senior Debt borrowings from Northbrook or its affiliates were necessary to meet its COLA related obligations and long-term liquidity needs. To the extent land sales did occur in 2001, any funds received in excess of the Company's short-term needs have been used to pay down Senior Debt in accordance with the debt restructure completed in December 2000 (see Note 9). As a result of property sales in 2001, prepayments were made during the third and fourth quarters of 2001. However, as costs continued to outstrip revenues and sources of liquidity were no longer available to the Company given its existing debt burden, the Debtors determined it was necessary to seek financial relief through the filing of the Reorganization Case, rather than expend its remaining cash reserves to satisfy its debt service obligations.

     During the year ended December 31, 2000, the Company borrowed approximately $5.6 million from Northbrook for the Mandatory Base Interest payments related to the COLAs due in 2000. During the year ended
December 31, 2000, the Company borrowed an additional $4.3 million from Northbrook to fund capitalizable property development and agriculture disbursements. The borrowings were repaid with interest in January 2001. To the extent that Northbrook or its affiliates made such borrowings available to the Company during 2000, any such borrowings were required (i) to be "Senior Indebtedness" (as defined in the Indenture), (ii) to accrue interest at the rate of prime plus 1%, and (iii) to have principal and interest fully repayable by February 28, 2001 (see Note 4 for a description of the amendments to such notes). Moreover, as a condition to the additional Senior Debt loans made by Northbrook and its affiliates commencing in 1999, the Company agreed to make all of the remaining unencumbered real and personal property assets of the Company security for all of the Senior Debt held by Northbrook and its affiliates. In October 2001, an additional $0.2 million was funded. All such Senior Debt, which as of December 31, 2001 had an outstanding balance of principal and accrued interest of approximately $186.1 million, is senior in priority to the COLA's and is guaranteed by each of the Registrants except Waikele Golf Club, Inc. Prepayment of net property sale proceeds remaining after providing reserves for anticipated cash needs for the twelve months following the property sales may be required under the terms of the Senior Debt loans. Additional interest may be payable on such Senior Debt upon its maturity based upon fair market value, if any, of the Company's equity at that time.

     During the year ended December 31, 2001, the Company made principal and interest payments on Amounts Due Affiliates - Senior debt financing aggregating $22.7 million which includes prepayments required from net property sale proceeds discussed above.

     The Waikele Golf Club had experienced a significant drop in play from eastbound (primarily, Japanese) tour groups, which depressed rounds played, average rate and, as a result, net operating income. In addition, competition from other, both new and existing golf courses on Oahu, and continuing softness in the Japanese tour group market thwarted the Company's efforts to market the golf course in an effort to return it to its previous level of profitability. The Company had refinanced the Waikele Golf Club in 1997 with a loan facility with the Bank of Hawaii (as agent for itself and other lenders) in the original principal amount of $25 million. This loan facility had a maturity date of February 2007, an interest rate of LIBOR plus 2% until the fifth anniversary and LIBOR plus 2.25% thereafter, principal amortization based on a 30-year amortization period, was secured by substantially all of the assets of Waikele Golf Club, Inc., was guaranteed by AHI and was "Senior Indebtedness" (as defined in the Indenture). At that level of indebtedness, it was not anticipated that the cash flow of the golf course could continue to service the debt. In an effort to renegotiate the loan, the Company commenced discussions with the lender during the third quarter of 2001. As a result of such negotiations, the lenders agreed to sell the loan to the Company, at a substantial discount, for a purchase price of $13 million and release AHI from its guarantee obligation. The purchase price approximated the fair market value of the golf courses at the time. The loan purchase agreement also gave the Company the option to simply pay off the loan at the discounted amount. Though the Company had sufficient cash to close the sale, it was necessary for it to recover such amount promptly in order to replenish its cash balances to pay its other obligations. Therefore, the Company entered into a sale agreement with a newly formed subsidiary of Northbrook, whereby such subsidiary agreed to purchase the golf course from the Company for $13 million. Such transactions closed in December 2001, at which time the Company paid off the Bank of Hawaii loan for $13 million immediately prior to the purchase of the property by such subsidiary. The outstanding balance on the Bank of Hawaii loan on the closing date was approximately $23.8 million.

     In recent years, the Company has funded its significant cash requirements primarily through Senior Debt borrowings from Northbrook and its affiliates and from revenues generated by the development and sale of its properties. Significant short-term cash requirements relate to the funding of agricultural deficits including shut down costs related to the Lihue and Kekaha sugar plantations, interest expenses and overhead expenses. At December 31, 2001, the Company had unrestricted cash and cash equivalents of approximately $10 million.

     Though the Company continues to operate in the ordinary course of business, the filing of the Reorganization Case in February 2002 means that the debt and equity structures of the Debtors in such case will either be reorganized pursuant to a plan approved by the Bankruptcy Court or the Debtors will be liquidated. It is further likely that if a plan is not approved, the holders of the Senior Debt will attempt to foreclose on their security. In the event of a liquidation, the proceeds of such liquidation will not be sufficient to satisfy the Debtors' existing obligations, and may result in no recovery for the Company's unsecured creditors with claims as of the filing date, including, without limitation the holders of COLAs. Reference is made to the discussion of the Reorganization Case included below and to the Debtors' Plan and disclosure statements when they are filed with the Bankruptcy Court, which is anticipated to occur during the second quarter of 2002.

     The Company's remaining land holdings on Maui are its primary sources of future land sale revenues. However, due to current market conditions, the difficulty in obtaining land use approvals and the high development costs of required infrastructure, the Company does not believe that it will be able to generate significant amounts of cash in the short-term from the development of these lands. As a result, the Company intends to continue to market certain parcels to generate cash to implement its longer term Kaanapali 2020 development plans, if the Plan is approved by the Bankruptcy Court.

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

     During 2001, the Company generated approximately $44 million from the sales of approximately 19,000 acres on Kauai for $28.5 million, 5,540 acres on Maui for $15.3 million and certain other parcels which aggregate $.2 million.

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

     The Company implemented certain cost savings measures and deferred certain development costs and capital expenditures for longer-term projects during the past few years. Nevertheless, the Company's Property segment expended approximately $3.5 million in project costs during 2001 and anticipates spending approximately $5.5 million in project costs during 2002. As of December 31, 2001, contractual commitments related to project costs totaled approximately $3.8 million. However, the Company also had previously made a number of commitments to fund certain infrastructure costs relating to the future construction of a new Lahaina/Kaanapali bypass highway on Maui, that could require additional significant expenditures in the longer term should such highway be built (see discussion of Maui Infrastructure Costs below).

     APDC, a wholly-owned subsidiary of the Company, obtained a $10 million loan facility from City Bank, secured by a mortgage on property under development at the Oahu Sugar mill-site, and is "Senior Indebtedness" (as defined in the Indenture). The loan as extended has been paid down to a balance of $3 million, bore interest at the bank's base rate plus 1.25% and matured on December 1, 2000. In January 2001, APDC reached an agreement with the Bank for an extension until December 1, 2001 with a principal payment of $.150 million upon execution of the agreement. On December 1, 2001, APDC reached an agreement with the bank for an additional extension until March 1, 2002. APDC is continuing talks with the bank for a further extension and renegotiation of the loan. The extended loan bears interest at the bank's base rate (4.75% at December 31, 2001) plus 2%. APDC does not have the funds necessary to pay the remaining balance of the loan without sale of the remaining millsite land. If such loan cannot be further extended, it would likely result in APDC no longer having an ownership interest in the property.

     In September 1998, the Company purchased Tobishima Pacific, Inc.'s ("TPI") 50% ownership interest in the 96-acre beachfront parcel (commonly referred to as Kaanapali North Beach) for $12.0 million. The Company paid $2.4 million in cash and signed a note for $9.6 million. The note was secured by a mortgage on the property and was in favor of TPI and is "Senior Indebtedness" (as defined in the Indenture). The note was payable in five annual installments in the principal amount of $1.9 million beginning in September 1999. The note bore interest of 8.5% and was payable quarterly. In October 2000, an affiliate of Northbrook purchased the note for the outstanding principal and accrued interest aggregating approximately $5.6 million. On December 29, 2000, the note was amended to require quarterly interest payments beginning March 31, 2001. Though the note as so amended is a demand note, it also provided for two scheduled principal payments of $2.7 million each in September of 2002 and 2003 (see
Note 4 for further description of such amendment) to the extent that payment of such amounts had not earlier been demanded by the holder. In October 2001, Northbrook purchased the note from its affiliate for the outstanding principal and accrued interest aggregating approximately $5.5 million and also demanded a principal payment of $2.3 million which was paid by the Company in October 2001. The note remains secured by the Company's 50% undivided interest in the property still owned by the Company at Kaanapali North Beach, with such entire property also mortgaged as security for other Senior Debt.

     Under a December 29, 2000, Restructuring Agreement, the Company and certain of its subsidiaries agreed to terminate their prior tax agreement so that the Company and its subsidiaries would be responsible for paying their own income taxes on taxable income generated in 2001 and thereafter. The Company and subsidiaries also agreed to make prepayments of certain amounts on the Senior Debt notes of net property sale proceeds remaining after providing reserves for anticipated cash needs for the 12 months following the property sales. As a result of property sales in 2001, prepayments of $9.5 million were made during 2001. The Company and subsidiaries further restated its previous commitment to provide additional security for the Senior Debt. In exchange, the Senior Debt holders agreed to release their liens on Company and subsidiary properties to effectuate sales of properties, provided that there was no default on the Senior Debt and provided that the sale realized fair value. The Senior Debt holders further agreed to modify for the Company's and the subsidiaries' benefit the repayment provisions on some of the Senior Debt. (See Note 4 for a further description of the Senior Debt.) The Senior Debtholders also agreed to contribute to the Company's capital Senior Debt in the amount of $15 million immediately and agreed to contribute an additional $25 million of Senior Debt on December 31, 2006, if the new tax agreement remains in effect at that time. Finally, the Senior Debt holders agreed to contribute certain other amounts to the Company to fund a significant portion of the costs associated with the shutdown of the Lihue and Kekaha sugar operations, as described below.

    Pursuant to the terms of the Restructuring Agreement, Northbrook agreed that it would cause the Northbrook sponsored pension plan to provide early retirement window benefits that reduced the Company's cash requirements relative to the shutdown of the remaining sugar plantations on Kauai. Approximately $5.5 million of such benefits were paid by the pension plan in 2000, which were treated as a capital contribution to the Company by Northbrook. An additional $4.2 million of anticipated benefits reflected as a liability at December 31, 2000 in the accompanying financial statements, will be reflected as additional capital contributions when such benefits are paid by the plan. As of December 31, 2001, an additional $3.2 million of such benefits had been paid and therefore were added to capital during 2001. The remaining $1 million is reflected as a liability at December 31, 2001 in the accompanying financial statements. The Restructuring Agreement also required the Company to reserve $8 million as restricted cash for the purpose, among other things, of meeting certain liabilities. The balance of such restricted cash is $6.2 million at December 31, 2001.

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

2001 COMPARED TO 2000

     During 2001, cash increased $.3 million from December 31, 2000. Net cash provided by operating activities of $24 million and investing activities of $12.3 million was offset by cash used in financing activities of $36 million.

     During 2001, net cash flow provided by operating activities was $24 million, as compared to $9.5 million used in 2000. The $33.5 million increase in cash provided by operating activities was primarily due to the decrease in the operating loss after adjustments for noncash items or $15.4 million in 2001 compared to $34.4 million in 2000 primarily due to (i) an increase in agriculture operating income of $.6 million compared to an operating loss of $22.4 (before reductions in carrying value of assets), a decrease in the operating income from golf operations of $.1 million compared to operating income of $3.9 million in 2000 (as discussed in Results of Operations below for Agriculture and Golf), (ii) a decrease in restricted cash of $2.3 million in 2001 compared to an increase of $7.8 million in 2000, (iii) a decrease in inventory of $43.2 million in 2001 compared to $29.6 million in 2000 primarily the result of property sales, and (iv) a decrease in accrued expenses of $.9 million in 2001 compared to an increase of $4.4 million in 2000 primarily due to employment costs related to the shutdown of sugar operations on Kauai which were accrued in 2000 and paid in 2001.

     During 2001, net cash flow provided by investing activities was $12.3 million compared to $5 million used in 2000. The $17.3 million increase in cash provided by investing activities is due primarily to the $15.2 million increase in net property sales, disposals and retirements primarily due to the sale of the assets of Waikele Golf Club, Inc. in December 2001 to an affiliate of Northbrook for approximately $13 million.

     During 2001, net cash flow used in financing activities was $36.0 million compared to $14.2 million provided in 2000. The $50.2 increase in the use of cash in financing activities is due primarily to (i) the increase in repayments of long-term debt of $13.3 million in 2001 compared to $.3 million in 2000 as a result of the retirement of debt of Waikele Golf Club, Inc. which resulted in an extraordinary gain of $10.7 million before taxes and (ii) $22.5 million in net payments to affiliates for Senior Debt in 2001, compared to $14.5 million in advances in 2000.

2000 COMPARED TO 1999

     During 2000, cash decreased $.3 million from December 31, 1999. Net cash used in operating activities of $9.5 million and investing activities of $5.0 million was partially offset by cash provided by financing activities of $14.2 million.

     During 2000, net cash flow used in operating activities was $9.5 million, as compared to $4.5 million net cash flow provided by operations in 1999. The $14.0 million decrease in net cash flow provided by operations was primarily due to (i) the increase in the operating loss after adjustments for noncash items of $34.4 million in 2000 compared to $20.4 million in 1999 primarily due to the $10.8 million increase in agriculture operating loss primarily the result of losses incurred related to sugar operations, (ii) an increase of $7.8 million in restricted cash in 2000 compared to a decrease of $1.0 million in 1999, (iii) a decrease in receivables of $.01 million compared to a decrease of $10.3 million in 1999 (1999 receivables activity discussed below) and (iv) partially offset by a decrease in inventory balances of $29.5 million in 2000 compared to $13.9 million in 1999 primarily due to the increased volume of land sales and a decrease in agriculture inventory primarily the result of the shutdown of sugar operations on Kauai in 2000.

     During 2000, net cash flow used in investing activities was $5.0 million, as compared to $8.0 million provided in 1999. The $13.0 million increase in cash used in investing activities was primarily due to (i) a decrease in cash provided from net property sales, disposal and retirements of $1.1 million in 2000 compared to $12.7 million in 1999 which included the stock sale of Kaanapali Water Company and the asset sale of Waiahole Irrigation Company's Waiahole ditch in 1999 and (ii) an increase in other assets of $2.6 million in 2000 primarily due to expenditures related to future land sales compared to a decrease in other assets of $.1 million in 1999.

     During 2000, net cash flow provided by financing activities was $14.2 million, as compared to $27.2 million used in 1999. The $41.4 million increase in cash provided from financing activities was due to (i) $40.3 million used in 1999 to redeem the Class B COLAS on June 1, 1999, (ii) $6.7 million used in 1999 to decrease long-term debt compared to $.3 million in 2000 offset by (iii) $14.5 million in cash advances from affiliates in 2000 compared to $21.2 million in 1999.

     COLA RELATED OBLIGATIONS. As of December 31, 1998, the Company agreed to exercise its option to redeem Class B COLAs that would be "put" to a wholly-owned subsidiary of Northbrook for repurchase in partial consideration for (a) the agreements by the Company's affiliates, FHT Corporation formerly known as Fred Harvey Transportation Company ("FHT") and AF Investors, to defer until December 31, 2001 all interest accruing from January 1, 1998 through December 31, 2001 and relating to the approximately $99.6 million of Senior Indebtedness of the Company then owing to FHT and the approximately $47.7 million of Senior Indebtedness of the Company then owing to AF Investors (see below); and (b) Northbrook's agreeing to cause approximately $55.1 million of the Company's indebtedness that was senior to the COLAs to be contributed to the capital of the Company as of December 31, 1998. As of December 31, 1998, under the terms of the Indenture, the Company elected to offer to redeem (the "Class B COLA Redemption Offer") all Class B COLAs from the registered holders, as of June 1, 1999. Pursuant to the Class B COLA Redemption Offer mailed on March 15, 1999 to the COLA holders, and in accordance with the terms of the Indenture, the Company was therefore obligated to purchase any and all Class B COLAs submitted pursuant to the Class B COLA Redemption Offer at a price of $410 per Class B COLA. The redemption was completed on June 1, 1999.

     In connection with the foregoing deferral of interest and contribution of capital, the Company agreed to secure the Senior Debt held by Northbrook and its affiliates substantially all assets of the Company to the extent such security was requested by Northbrook and its affiliates and was permitted under any other secured debt of the Company held by third parties. In connection therewith, Northbrook and its affiliates have obtained mortgages or other security interests in substantially all of the real and personal property of the Registrants other than the golf course properties. The deferral of interest, together with this contribution to capital, were made as part of the Company's effort to alleviate significant liquidity constraints and continue to meet the Value Maintenance Ratio requirement under the Indenture. As discussed above, effective
December 29, 2000, the Company entered into a restructuring agreement with the certain other parties, including the holders of the Senior Debt by which Northbrook made additional capital contributions to the Company totaling approximately $25 million (including approximately $10.0 million related to employee termination costs) and agreed to contribute an additional portion of the Senior Debt to the Company, with a balance of principal and interest of $25 million as of such date, on December 31, 2006, so long as the new tax agreement entered into under the Restructuring Agreement is still in force.

     The COLAs were issued in units consisting of one Class A COLA and one Class B COLA. As of December 31, 2001, the Company had approximately 155,271 Class A COLAs and approximately 123,504 Class B COLAs outstanding, with a principal balance of approximately $78 million and $62 million, respectively. At December 31, 2001, the cumulative interest paid per Class A COLA and Class B COLA was approximately $.265 and $.265, respectively.

     The Class B COLA Redemption Offer terminated on April 15, 1999 in accordance with its terms and with the Indenture. Approximately 162,559 Class B COLAs were submitted for repurchase pursuant to the Class B Redemption Offer of which approximately 98,229 Class B COLAs were submitted for repurchase by persons unaffiliated with the Company and which required an aggregate cash payment by the Company of approximately $40.3 million on June 1, 1999. On May 25, 1999, the Company borrowed approximately $21.3 million from AF Investors to redeem a portion of the Class B COLAs pursuant to the Class B COLA Redemption Offer. Pursuant to the terms of the Indenture, such amount borrowed from AF Investors is Senior Indebtedness that matures on December 31, 2008 and bears interest at a rate per annum of prime (4.75% at December 31, 2001) plus 1% (see deferral of interest discussion - Note 4). Additional interest may be payable on such Senior Indebtedness upon its maturity based upon fair market value, if any, of the Company's equity at that time. AF Investors submitted approximately 64,330 of its 89,325 Class B COLAs for repurchase pursuant to the Class B Redemption Offer and AF Investors agreed to take back Senior Debt of the Company of approximately $26.4 million in lieu of cash. Such Senior Indebtedness matures on December 31, 2008 and bears interest at a rate per annum equal to the prime rate (4.75% at December 31, 2001) plus 1% (see deferral of interest discussion - Note 4). Additional interest may be payable on such Senior Indebtedness upon its maturity based upon the fair market value, if any, of the Company's equity at that time. Due to the filing of the Reorganization Case, AF Investors will have a claim against the Debtors in an aggregate amount of approximately $57.2 million. It is not expected that such claim will be paid in full.

     As a result of the Class B COLA repurchases, the Company retired approximately $81.3 million face value of COLA debt and correspondingly recognized a financial statement gain of approximately $14.6 million of which $8.8 million was attributable to the retirement of COLA debt held by persons unaffiliated with the Company. Such financial statement gain was reduced by applicable income taxes of approximately $7.2 million, the write-off of an applicable portion of deferred financing costs and other expenses of approximately $3.8 million increased by the reversal of previously accrued deferred contingent base interest of approximately $7.6 million resulting in a financial statement extraordinary gain of approxi-mately $11.3 million. The tax payable on the gain (approximately $2.0 million) related to the Class B COLAs which were submitted for repurchase by persons unaffiliated with the Company pursuant to the Class B COLA Redemption Offer is not indemnified under the tax agreement with Northbrook effective with respect to such year (see Note 1). The COLAs still held by AF Investors remain outstanding pursuant to the terms of the Indenture. Except as provided in the last sentence of this paragraph, AF Investors is entitled to the same rights and benefits of any other holder of COLAs. Because AF Investors is an affiliate of the Company, AF Investors will not be able to participate in determining whether the holders of the required principal amount of debt under the Indenture have concurred in any direction, waiver or consent under the terms of the Indenture, and they will not be entitled to participate in any direction to the Trustee relating to the Reorganization Case.

     Subsequent to the completion of the Class B COLA Redemption Offer, the Company has continued to experience significant operating losses, which have made it necessary for the Company to raise cash by selling certain land parcels and incurring in the interim additional Senior Debt made available by Northbrook. Such sales have been conducted during a period when local real estate markets were not strong and often the land sold was not entitled. Such factors have had a material adverse effect on the Company's liquidity and equity value. Even though the Restructuring Agreement discussed above provided the Company with cash flow relief and a reduction in the amount of Senior Debt outstanding, the holders of the COLAs and the Company's equity holders remain subordinated to a significant amount of indebtedness that is secured by a substantial portion of the Company's assets. Thus, there can be no assurance that in the event of a liquidation of the Company in the short term, such COLA holders and equity holders would realize proceeds from such a liquidation. (See discussion of Reorganization Case.)

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

     The Company decided to forego contracting for independent appraisals to determine the appraised value of substantially all of its assets as of December 31, 2000. Not obtaining appraisals, with the resultant inability to provide an Officers' Certificate determining the Value Maintenance Ratio, could be an Event of Default, as defined by the Indenture. The Company received a Notice of Default on June 1, 2001 from the Trustee regarding the Company's non-delivery of the appraisals and Value Maintenance Ratio. On October 18, 2001, the Trustee notified the Company that it had failed to cure the Default described in the June 1, 2001 notice and that an Event of Default exists. The notice acknowledged that the Company intended to propose a restructuring of the COLAs subject to resolution of defaults under the ERS loan. The Trustee indicated that it expected to participate in the review and discussion of the terms of any proposed restructuring and would be in contact with the Company regarding due diligence relating to such review.

     During the fourth quarter of 2001, the Trustee commenced its due diligence review and entered into discussions with the Company and the holders of the Senior Debt. In order to encourage such negotiations with the view toward developing a reorganization plan that would have the support of the Trustee, the Company agreed to pay the reasonable costs incurred by the Trustee (primarily legal fees and the fees and expenses incurred by the Trustee's financial advisor) for such review and negotiations. Such negotiations resulted in agreement between the Company and the Trustee on a framework for a plan of reorganization (the "Plan") and a commitment by the Trustee to support such Plan in the Reorganization Case. However, such Plan, when finalized and approved by the Bankruptcy Court, must be submitted to the holders of COLAs for approval in accordance with the Bankruptcy Code. In addition, other impaired classes of creditors of the Debtors will also have the right to vote on such Plan. Therefore, there can be no assurance that such Plan will ultimately be approved or the ultimate terms thereof. Failure of any plan of reorganization to be approved by the Bankruptcy Court and the requisite classes of creditors, such that a final order implementing such plan is not entered, would likely result in the attempt by the holders of the Senior Debt to foreclose on their security and the liquidation of the Company.

     The Company uses the effective interest method and as such interest on the COLAs is accrued at the Mandatory Base Interest rate (4% per annum). The Company has not generated a sufficient level of Net Cash Flow to incur or pay Contingent Base Interest (interest in excess of 4%) on the COLAs (see Note 5) from 1990 through 2001. Due to the filing of the Reorganization Case, the holders of COLAs will have a claim against the Debtors aggregating approximately $142.2 million. It is not expected that such claim will be paid in full and there is significant likelihood that no recovery will be had on the COLAs unless a plan of reorganization is approved by the Bankruptcy Court that provides for such a recovery. From and after the filing of the Reorganization Case in February 2002, the Company does not anticipate accruing any further interest on the COLAs. Approximately $100.2 million of cumulative deficiency of deferred Contingent Base Interest related to the period from August 31, 1989 (Final Issuance Date) through December 31, 2001 has not been accrued in the accompanying consolidated financial statements as the Company believes that it is not probable at this time that it will ultimately be paid. The following table is a summary of Mandatory Base Interest and deferred Contingent Base Interest (i.e. not currently due and payable) for the years ended December 31, 2001, 2000 and 1999 (dollars are in millions):

                                               2001      2000      1999
                                              ------    ------    ------

Mandatory Base Interest paid . . . . . . .    $  5.6       5.6       7.2
Contingent Base Interest due and paid. . .       --        --        --
Cumulative deferred Contingent Base
  Interest . . . . . . . . . . . . . . . .    $100.2      91.9      83.5

Net Cash Flow was $0 for 2001, 2000 and 1999.

     With respect to any calendar year, JMB Realty Corporation ("JMB"), an affiliate of the Company, or its affiliates may receive a Qualified Allowance in an amount equal to 1.5% per annum of the Fair Market Value of the gross assets of the Company (other than cash and cash equivalents and certain other types of assets as provided for in the Indenture) for providing certain advisory services to the Company. The aforementioned advisory services, which are provided pursuant to a 30-year Services Agreement entered into between the Company and JMB in November 1988, include making recommendations in the following areas: (i) the construction and development of real property; (ii) land use and zoning changes; (iii) the timing and pricing of properties to be sold; (iv) the timing, type and amount of financing to be incurred; (v) the agricultural business; and (vi) the uses (agricultural, residential, recreational or commercial) for the land. Due to the filing of the Reorganization Case, the Company does not expect to pay JMB any Qualified Allowance but continues to receive services from JMB under the Services Agreement.

RESULTS OF OPERATIONS

GENERAL:

     AHI and its subsidiaries report its taxes as a part of the consolidated tax return for Northbrook. Through December 31, 2000, AHI and its subsidiaries had entered into a tax indemnification agreement with Northbrook, which indemnified AHI and its subsidiaries for all past, present and future federal and state income tax liabilities (other than income taxes which are directly attributable to cancellation of indebtedness income caused by the repurchase or redemption of securities as provided for in or contemplated by the Repurchase Agreement). In December 2000, for taxable years commencing in 2001 and thereafter as part of the consideration provided by the Restructuring Agreement between the Company and the holders of the Senior Debt, AHI and Northbrook terminated the tax indemnification agreement and entered into a tax sharing agreement effectively providing that AHI will be responsible for its federal and state income tax liability on its separate company taxable income.

     For years prior to 2001, current and deferred taxes have been allocated to the Company as if the Company were a separate taxpayer in accordance with the provisions of SFAS No. 109 - Accounting for Income Taxes. However, to the extent the tax indemnification agreement did not require the Company to actually pay income taxes, current taxes payable or receivable (excluding income taxes which are directly attributable to cancellation of indebtedness income caused by the repurchase or redemption of securities as provided for in or contemplated by the Repurchase Agreement) have been reflected through December 31, 2000 as deemed contributions to additional paid-in capital/member's equity (deficit) or distributions from related earnings (deficit)/member's equity (deficit) in the accompanying consolidated financial statements.

     SENIOR DEBT.  Interest expense decreased for the year ended
December 31, 2001 as compared to the year ended December 31, 2000 due to a decrease in the average outstanding balance due to Northbrook's contribution of senior debt to capital in 2000, principal and interest payments in 2001 and the decrease in the prime interest rate in 2001. Interest expense increased for the year ended December 31, 2000 as compared to the year ended December 31, 1999 due to an increased senior debt financing from affiliates balance attributable to new Senior Debt fundings and interest on deferred interest amounts.

     The following table sets forth operating results by industry segment (see Note 12), for the years indicated (in 000's):

                                            2001      2000      1999
                                          --------  --------  --------
Agriculture Segment:
     Revenues. . . . . . . . . . . . . . .$  4,252    22,283    30,074
     Cost of sales . . . . . . . . . . . .   1,116    41,207    37,885
                                          --------   -------   -------
                                             3,136   (18,924)   (7,811)
  Operating Expenses:
     Reduction in carrying value of
       assets in agriculture
       operations. . . . . . . . . . . . .  (4,384)  (22,000)    --
     Other . . . . . . . . . . . . . . . .  (2,494)   (3,501)   (4,160)
                                          --------   -------   -------

  Operating loss . . . . . . . . . . . . .  (3,742)  (44,425)  (11,971)
                                          --------  --------  --------
Golf Segment:
     Revenues. . . . . . . . . . . . . . .   4,175    14,990    14,832
     Cost of sales . . . . . . . . . . . .   3,011     9,177     8,867
                                          --------   -------   -------
                                             1,164     5,813     5,965
     Operating expenses. . . . . . . . . .  (1,044)   (1,929)   (1,926)
                                          --------   -------   -------
     Operating income. . . . . . . . . . .     120     3,884     4,039
                                          --------   -------   -------
Property Segment:
     Revenues. . . . . . . . . . . . . . .  50,636    37,850    22,181
     Cost of sales . . . . . . . . . . . .  46,600    33,209    17,221
                                          --------   -------   -------
                                             4,036     4,641     4,960
     Operating expenses:
       Reduction to carrying value of
         investments in real estate. . . . (13,725)  (15,853)  (11,360)
       Other . . . . . . . . . . . . . . .  (2,565)   (6,076)   (5,761)
                                          --------   -------   -------
     Operating loss. . . . . . . . . . . . (12,254)  (17,288)  (12,161)
                                          --------   -------   -------
Unallocated operating expenses
     (primarily overhead). . . . . . . . .  (5,552)   (1,557)   (1,760)
                                          --------   -------   -------
Total operating loss . . . . . . . . . . .$(21,428)  (59,386)  (21,853)
                                          ========   =======   =======

     The variances in the above-noted results of operations for the Agriculture segment, Golf segment and the Property segment are discussed in the following sections.

AGRICULTURE SEGMENT:

     The Company's Agriculture segment remains responsible for activities related primarily to the cultivation and sale of seed corn under a contract with a third party. Prior to the fourth quarter 2000 shut down of the Lihue Plantation Company, Limited ("Lihue") and Kekaha Sugar Company, Limited ("Kekaha Sugar") plantations on Kauai, Agriculture's revenues had been primarily derived from the Company's sale of its raw sugar. Reference is made to the "Liquidity and Capital Resources" section of "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the shutdown of the Company's remaining sugar cane operations and the shutdown of coffee farming activities in the third quarter of 2001. The Company continues to market coffee products on a wholesale basis to sell existing inventories.

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

2001 COMPARED TO 2000

     Agriculture revenues and cost of sales decreased in 2001 compared to 2000 primarily as a result of the shutdown of the sugar operations on Kauai in 2000. Results of operations for 2000 are discussed below.

     The decrease in the operating loss of $3.7 million during 2001, compared to the operating loss of $44.4 million during 2000 is primarily due to the above and a decrease in the reduction in carrying value of assets in agriculture operations of $4.4 million in 2001, compared to $22 million in 2000.

2000 COMPARED TO 1999

     During 2000 and 1999, agriculture revenues were $22.3 and $30.0 million, respectively.

     Agriculture revenues decreased in 2000 as compared to 1999 due to the decrease in tons of sugar sold of approximately 53,000, a 29% decrease over the same period in 1999. This decrease in tons is partially due to the shutdown of sugar operations at Pioneer Mill, which completed its final harvest in September 1999. The average price per ton of sugar sold for 2000 of approximately $327 represents a 6% decrease over the average price during 1999. The Company harvested 9,402 and 14,579 acres during 2000 and 1999, respectively.

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

GOLF SEGMENT:

     The Company's golf segment had been responsible for the management and operation of the two Kaanapali Golf Courses in Kaanapali, Maui and the Waikele Golf Club on Oahu (prior to its sale). In December 2000, APIC, which owns and operates the Kaapapali Golf Courses, issued additional shares in connection with new capital contributions it received. As a consequence, the Company retains only an approximately 17% interest in APIC, and thus, as of December 31, 2001 and 2000, has a minority interest investment in the Kaanapali Golf Courses. In December of 2001, the Company sold the Waikele Golf Club to an affiliate of Northbrook.

2001 COMPARED TO 2000

     In December 2001, the Company entered into a sale agreement with a newly formed subsidiary of Northbrook, whereby such subsidiary agreed to purchase the golf course from the Company for $13 million. Also in December 2001, the Company paid off the debt secured by the Waikele Golf Course for $13 million immediately prior to the purchase of the property by such subsidiary. The outstanding balance on the loan on the closing date was approximately $23.8 million. The Company recognized a loss on sale of $15.1 million and an extraordinary gain from extinguishment of debt of $6.5 million net of $4.2 million of income taxes.

     During 2001, golf revenues and cost of sales were $4.2 million and $3 million, respectively, on rounds played of approximately 81,000. Golf operating expenses of $1 million consisted primarily of depreciation expense.

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

2001 COMPARED TO 2000

     Revenues increased to $50.6 million during 2001 from $37.9 million during 2000 primarily due to an increase in revenues from land sales of $49 million during 2001 compared to $31.9 million during 2000. Land sales during 2001 included $28.5 million from the sales of approximately 19,000 acres on Kauai, $14.5 million from the sale of approximately 5,500 acres on Maui at Launiupoko, $5 million from the sale of property on Kauai, the proceeds of which were received in a prior year and $1 million from various other land sales.

     During 2001, property cost of sales were $46.6 million as compared to $33.2 million during 2000. The $13.4 million increase was primarily due to the increase in land sales discussed above.

     Property operating expenses were $2.6 million and $6.1 million for 2001 and 2000, respectively and consisted primarily of employment costs and other general and administrative expenses.

     The Company reduced the carrying value of three land parcels and recorded a $13.7 million impairment loss to reflect the estimated market value of those parcels compared to a valuation reduction of $15.9 million in 2000.

     The improved margin realized on land sales together with the decrease in other operating expenses and the decrease in the impairment loss in 2001 as compared to 2000 resulted in a decrease in the property operating loss of $12.3 million during 2001 compared to an operating loss of $17.3 million during 2000.

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

     During 2000, property cost of sales were $33.2 million as compared to $17.3 million during 1999. The $16.0 million increase was due primarily to the increase in land sales discussed above.

     Property operating expenses were $6.1 million and $5.8 million for 2000 and 1999, respectively, and consisted primarily of employment costs and other general and administrative expenses.

     The Company reduced its carrying value in certain land parcels, primarily on the island of Kauai, by $15.9 million during 2000 compared to a valuation reduction of $11.4 million during 1999 for parcels on Oahu, Maui and Kauai. As a result, the Property operating loss increased to $17.3 million during 2000 compared to $12.2 million in 1999.


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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company's future earnings, cash flows and fair values relevant to financial instruments are dependent upon prevalent market rates. Market risk is the risk of loss from adverse changes in market prices and interest rates. The Company has managed its market risk by matching projected cash inflows from operating properties, financing activities, and investing activities with projected cash outflows to fund debt payments, capital expenditures and other cash requirements. The Company's primary risk exposure had been to interest rate risk. The Company does not enter into financial instruments for trading purposes.

     The Company's long-term debt arrangements are both fixed and variable rate. Based upon the Company's indebtedness and interest rates at December 31, 2001, a 1% increase in market rates would decrease future earnings and cash flows by approximately $1.9 million. A 1% decrease in market rates would increase future earnings and cash flows by approximately $1.9 million.

     Due to the filing of the Reorganization Case, the Company expects that if a plan of reorganization is approved by the Bankruptcy Court and implemented, its future primary market risk exposure will be from adverse changes in the market prices of its remaining properties.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                             AMFAC HAWAII, LLC

                                   INDEX


Report of Independent Auditors

Consolidated Balance Sheets, December 31, 2001 and 2000

Consolidated Statements of Operations for the years ended
  December 31, 2001, 2000 and 1999

Consolidated Statements of Member's Equity (Deficit) for the years ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the years ended
  December 31, 2001, 2000 and 1999

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

                      REPORT OF INDEPENDENT AUDITORS


The Member
AMFAC HAWAII, LLC
(formerly Amfac/JMB Hawaii, L.L.C.)

     We have audited the accompanying consolidated balance sheets of Amfac Hawaii, LLC as of December 31, 2001 and 2000, and the related consolidated statements of operations, member's equity (deficit), and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at
Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Amfac Hawaii, LLC at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, Amfac Hawaii, LLC filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Illinois on February 27, 2002. This event in addition to recurring operating losses, member's deficit of approximately $259 million at December 31, 2001 and contingent cash expenditures (see Note 10) raise substantial doubt about the Company's ability to continue as a going concern. Although the Company is currently operating its business as debtor-in-possession under the jurisdiction of the Bankruptcy Court, the continuation of its business as a going concern is contingent upon, among other things, the ability to (1) formulate a plan of reorganization which will gain approval of the creditors and confirmation by the Bankruptcy Court and (2) achieve satisfactory levels of future earnings and/or equity.

The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.




                                                ERNST & YOUNG LLP


Honolulu, Hawaii
April 5, 2002

                             AMFAC HAWAII, LLC

                        Consolidated Balance Sheets

                        December 31, 2001 and 2000

                          (Dollars in Thousands)

                                A s s e t s
                                -----------
                                                    2001        2000
                                                  --------    --------
Current assets:
  Cash and cash equivalents. . . . . . . . . . .  $  9,973       9,660
  Receivables - net. . . . . . . . . . . . . . .     2,028       2,648
  Inventories. . . . . . . . . . . . . . . . . .     5,209      47,177
  Prepaid expenses . . . . . . . . . . . . . . .       103         120
  Escrow deposits and restricted funds . . . . .     6,490       8,784
                                                  --------    --------
        Total current assets . . . . . . . . . .    23,803      68,389
                                                  --------    --------
Property, plant and equipment:
  Land and land improvements . . . . . . . . . .   103,590     153,650
  Machinery and equipment. . . . . . . . . . . .    26,514      44,251
  Construction in progress . . . . . . . . . . .     --            469
                                                  --------    --------
                                                   130,104     198,370
  Less accumulated depreciation
    and amortization . . . . . . . . . . . . . .    28,323      47,282
                                                  --------    --------
                                                   101,781     151,088

Deferred expenses. . . . . . . . . . . . . . . .     4,493       5,299
Other assets . . . . . . . . . . . . . . . . . .    23,912      27,511
                                                  --------    --------
                                                  $153,989     252,287
                                                  ========    ========

                           L i a b i l i t i e s
                           ---------------------
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . .  $  1,989       5,823
  Accrued expenses . . . . . . . . . . . . . . .     9,207      13,419
  Current portion of long-term debt. . . . . . .     2,850       3,286
  Current portion of deferred income taxes . . .     --          1,626
  Amounts due to affiliates. . . . . . . . . . .    11,684      12,660
  Amounts due to affiliates - Senior Debt
    financing. . . . . . . . . . . . . . . . . .   183,378     187,095
  Certificate of Land Appreciation Notes . . . .   139,413       --
                                                  --------    --------
        Total current liabilities. . . . . . . .   348,521     223,909
                                                  --------    --------
Amounts due to affiliates - Senior Debt
  financing. . . . . . . . . . . . . . . . . . .     2,730       5,460
Accumulated postretirement benefit obligation. .    33,118      41,433
Long-term debt . . . . . . . . . . . . . . . . .     --         23,735
Other long-term liabilities. . . . . . . . . . .     9,071      15,092
Deferred income taxes. . . . . . . . . . . . . .     8,603      22,233
Certificate of Land Appreciation Notes . . . . .     --        139,413
                                                  --------    --------
        Total liabilities. . . . . . . . . . . .   402,043     471,275
                                                  --------    --------

Commitments and contingencies (notes 3, 4, 5, 6, 7, 8, 9, and 10)

Investment in unconsolidated entity,
  at equity. . . . . . . . . . . . . . . . . . .    11,168       7,628

                             AMFAC HAWAII, LLC

             M e m b e r ' s   E q u i t y   ( D e f i c i t )
             -------------------------------------------------

                                                    2001        2000
                                                  --------    --------

Member's equity (deficit). . . . . . . . . . . .  (259,222)   (226,616)
                                                  --------    --------

        Total member's equity (deficit). . . . .  (259,222)   (226,616)
                                                  --------    --------

                                                  $153,989     252,287
                                                  ========    ========















































                The accompanying notes are an integral part
                 of the consolidated financial statements.

                             AMFAC HAWAII, LLC

                   Consolidated Statements of Operations

               Years ended December 31, 2001, 2000 and 1999

                          (Dollars in Thousands)

                                         2001       2000        1999
                                       --------   --------    --------
Revenues:
  Agriculture. . . . . . . . . . . .   $  4,252     22,283      30,074
  Property . . . . . . . . . . . . .     50,636     37,850      22,181
  Golf . . . . . . . . . . . . . . .      4,175     14,990      14,832
                                       --------   --------    --------
                                         59,063     75,123      67,087
                                       --------   --------    --------
Cost of sales:
  Agriculture. . . . . . . . . . . .      1,116     41,207      37,885
  Property . . . . . . . . . . . . .     46,600     33,209      17,221
  Golf . . . . . . . . . . . . . . .      3,011      9,177       8,867
                                       --------   --------    --------
                                         50,727     83,593      63,973
Operating expenses:
  Selling, general and
    administrative . . . . . . . . .      8,806      8,470       7,951
  Depreciation and amortization. . .      2,849      4,593       5,656
  Reduction to carrying value of
    long-lived assets. . . . . . . .     18,109     37,853      11,360
                                       --------   --------    --------
        Total costs and expenses . .     80,491    134,509      88,940
                                       --------   --------    --------
        Operating loss . . . . . . .    (21,428)   (59,386)    (21,853)
                                       --------   --------    --------
Non-operating income (expenses):
  Amortization of deferred costs . .       (701)    (1,120)     (1,029)
  Interest income. . . . . . . . . .        895         85         785
  Interest expense . . . . . . . . .    (23,943)   (35,086)    (29,089)
  Loss on investment in uncon-
    solidated subsidiary . . . . . .     (3,540)     --          --
  Loss on sale of assets of
    Waikele Golf Club, Inc.. . . . .    (15,137)     --          --
  Gain on sale of agricultural
    assets . . . . . . . . . . . . .      2,117      --          --
                                       --------   --------    --------
                                        (40,309)   (36,121)    (29,333)
                                       --------   --------    --------

    Loss before taxes and
      extraordinary item . . . . . .    (61,737)   (95,507)    (51,186)
    Income tax benefit (expense) . .     15,619     43,708      20,048
                                       --------   --------    --------

        Loss before extraordinary
          item . . . . . . . . . . .    (46,118)   (51,799)    (31,138)

    Extraordinary gain from
      extinguishment of debt
      (less applicable income
      taxes of $4,155, $0 and
      $7,203, respectively). . . . .      6,498      --         11,265
                                       --------   --------    --------

        Net loss . . . . . . . . . .   $(39,620)   (51,799)    (19,873)
                                       ========   ========    ========


                The accompanying notes are an integral part
                 of the consolidated financial statements.

                             AMFAC HAWAII, LLC

           Consolidated Statements of Member's Equity (Deficit)

               Years ended December 31, 2001, 2000 and 1999

                          (Dollars in Thousands)



                                                               Total
                                                              Member's
                                                               Equity
                                                              (Deficit)
                                                              ---------

Balance, January 1, 1999, as originally reported . . . . .    $(177,811)

Adjustment for deferred income taxes (note 11) . . . . . .      (16,658)
                                                              ---------

Balance, January 1, 1999, as restated. . . . . . . . . . .     (194,469)

Net loss . . . . . . . . . . . . . . . . . . . . . . . . .      (19,873)

Capital distribution - current income taxes (note 11). . .       (7,833)
                                                              ---------

Balance, December 31, 1999 . . . . . . . . . . . . . . . .     (222,175)

Net loss . . . . . . . . . . . . . . . . . . . . . . . . .      (51,799)

Capital distribution - current income taxes (note 11). . .      (11,754)

Contribution of certain senior debt financing
  (notes 4 and 9). . . . . . . . . . . . . . . . . . . . .       15,000

Contribution of employee costs (note 9). . . . . . . . . .        5,454

Spinoff of subsidiary (note 3) . . . . . . . . . . . . . .       38,658
                                                              ---------

Balance, December 31, 2000 . . . . . . . . . . . . . . . .     (226,616)

Net loss . . . . . . . . . . . . . . . . . . . . . . . . .      (39,620)

Contribution of employee costs (note 9). . . . . . . . . .        3,222

Capital contribution - income taxes (note 11). . . . . . .        3,792
                                                              ---------

Balance, December 31, 2001 . . . . . . . . . . . . . . . .    $(259,222)
                                                              =========














                The accompanying notes are an integral part
                 of the consolidated financial statements.

                             AMFAC HAWAII, LLC

                   Consolidated Statements of Cash Flows

               Years ended December 31, 2001, 2000 and 1999

                          (Dollars in Thousands)


                                         2001       2000        1999
                                       --------   --------    --------

Cash flows from operating activities:
  Net income (loss). . . . . . . . .   $(39,620)   (51,799)    (19,873)
  Items not requiring (providing)
   cash:
    Depreciation and amortiza-
      tion . . . . . . . . . . . . .      2,849      4,593       5,656
    Amortization of deferred
      costs. . . . . . . . . . . . .        701      1,120       1,029
    Equity in earnings of
      investments. . . . . . . . . .      3,540         40       --
    Income tax (benefit) expense . .    (11,464)   (43,708)    (12,845)
    Amortization of unrecognized
      actuarial gain (note 8). . . .     (6,695)    (4,738)     (1,949)
    Deferred income, net of
      additional reserves. . . . . .     (3,363)     --          --
    Loss on sale of Waikele
      Golf Club assets . . . . . . .     15,137      --          --
    Extraordinary gain from
      extinguishment of debt . . . .    (10,653)     --        (18,468)
    Reduction to carrying value
      of long-lived assets . . . . .     18,109     37,853      11,360
    Deferred interest. . . . . . . .      --         2,318         607
    Interest on advances from
      affiliates . . . . . . . . . .     16,025     19,937      14,115
  Changes in:
    Restricted cash. . . . . . . . .      2,294     (7,830)        969
    Decrease in cash related to
      consolidated subsidiary. . . .      --          (155)      --
    Receivables - net. . . . . . . .        620         10      10,343
    Inventories. . . . . . . . . . .     43,158     29,567      13,853
    Prepaid expenses . . . . . . . .         17        134         425
    Accounts payable . . . . . . . .     (2,973)      (649)        182
    Accrued expenses . . . . . . . .       (919)     4,494       2,727
    Amounts due to affiliates. . . .       (976)     1,100      (2,243)
    Other long-term liabilities. . .     (1,781)    (1,816)     (1,370)
                                       --------   --------    --------
        Net cash provided by
          (used in) operating
          activities . . . . . . . .     24,006     (9,529)      4,518
                                       --------   --------    --------
Cash flows from investing
 activities:
  Property additions . . . . . . . .       (532)    (3,010)     (3,054)
  Property sales, disposals and
    retirements - net. . . . . . . .     16,274      1,061      12,671
  Other assets . . . . . . . . . . .     (1,027)    (2,588)         59
  Other expenses related to
    sale of assets of Waikele
    Golf Club, Inc.. . . . . . . . .        (20)     --          --
  Other long-term liabilities. . . .     (2,432)      (472)     (1,670)
                                       --------   --------    --------
        Net cash provided by
          (used in) investing
          activities . . . . . . . .     12,263     (5,009)      8,006
                                       --------   --------    --------

                             AMFAC HAWAII, LLC

                                         2001       2000        1999
                                       --------   --------    --------
Cash flows from financing
 activities:
  Payment to redeem and purchase
   Certificate of Land
   Appreciation Notes (COLAs). . . .      --         --        (40,274)
Deferred expenses. . . . . . . . . .        (30)       (42)        (90)
Current portion of long-term
  debt . . . . . . . . . . . . . . .       (127)        22      (1,174)
Net amounts due to affiliates. . . .    (22,472)    14,523      21,318
Net (repayments) proceeds of
  long-term debt . . . . . . . . . .    (13,327)      (282)     (6,683)
Other costs related to extin-
  guishment of debt. . . . . . . . .      --         --           (247)
                                       --------   --------    --------
        Net cash provided by
          (used in) financing
          activities . . . . . . . .    (35,956)    14,221     (27,150)
                                       --------   --------    --------
  Net increase (decrease) in
    cash and cash equivalents. . . .        313       (317)    (14,626)
  Cash and cash equivalents,
    beginning of year. . . . . . . .      9,660      9,977      24,603
                                       --------   --------    --------
  Cash and cash equivalents,
    end of year. . . . . . . . . . .   $  9,973      9,660       9,977
                                       ========   ========    ========

Supplemental disclosure of
 cash flow information:
  Cash paid for interest (net
   of amount capitalized). . . . . .   $ 18,607     12,553      14,974
                                       ========   ========    ========
  Schedule of non-cash investing
   and financing activities:
    Transfer of property actively
     held for sale to real estate
     inventories and accrued costs
     relating to real estate sales .   $  1,910     45,003      15,824
                                       ========   ========    ========
    Activity due to spinoff of
     subsidiary:
      Reduction in current
        assets . . . . . . . . . . .   $  --          (728)      --
      Reduction in property,
        plant & equipment. . . . . .      --       (45,557)      --
      Reduction in current
        liabilities. . . . . . . . .      --         1,952       --
      Reduction in debt in
        default. . . . . . . . . . .      --        75,322       --
      Reduction in deferred tax
        liability. . . . . . . . . .      --        14,876       --
      Reduction in other assets/
        liabilities. . . . . . . . .      --           421       --
      Establishment of investment
        in unconsolidated entity,
        at equity. . . . . . . . . .      --        (7,628)      --
                                       --------   --------    --------
Net contribution to member's
  deficit. . . . . . . . . . . . . .   $            38,658       --
                                       ========   ========    ========

                             AMFAC HAWAII, LLC

                                         2001       2000        1999
                                       --------   --------    --------

  Contribution of Senior
    Debt Financing . . . . . . . . .   $            15,000       --
                                       ========   ========    ========

  Contribution of amounts due to
    affiliates related to
    employee costs . . . . . . . . .   $             5,454       --
                                       ========   ========    ========

Disposition of debt:
  Gain on extinguishment of debt . .   $ 10,653      --         18,468
  Face value of debt extinguished. .    (23,717)     --        (81,279)
  Other costs related to
    extinguishment of debt . . . . .         64      --            247
  Issuance of Senior Debt to
    affiliate. . . . . . . . . . . .      --         --         26,375
  Write-off of Contingent Base
    Interest . . . . . . . . . . . .      --         --         (7,624)
  Write-off of deferred COLA
    costs. . . . . . . . . . . . . .      --         --          3,539
                                       --------   --------    --------
        Cash paid to redeem
          and purchase COLAs
          or retire debt . . . . . .   $(13,000)     --        (40,274)
                                       ========   ========    ========

Sale of Waikele Golf Club assets:
  Loss on sale of assets . . . . . .   $(15,137)     --          --
  Net assets sold. . . . . . . . . .     28,117      --          --
  Other expenses related to sale . .         20      --          --
                                       --------   --------    --------
        Net sale proceeds. . . . . .   $ 13,000      --          --
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

                             AMFAC HAWAII, LLC

                Notes to Consolidated Financial Statements

                          (Dollars in Thousands)


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     ORGANIZATION AND BASIS OF ACCOUNTING

     Amfac Hawaii, LLC ("AHI", and collectively with the Additional Registrants, as their respective interests may appear, the "Company") is a Hawaii limited liability company. AHI is wholly-owned by Northbrook Corporation, a Delaware corporation ("Northbrook"). AHI changed its name from Amfac/JMB Hawaii, L.L.C. in March 2001. On February 27, 2002, AHI, certain of the Additional Registrants and certain other subsidiaries and affiliates (collectively, the "Debtors") of AHI filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. These petitions have been consolidated for joint administration as a single case (the "Reorganization Case") in the U.S. Bankruptcy Court for the Northern District of Illinois. The Debtors filed their petitions in order to enable them to restructure their debt and convert substantial portions thereof to equity in an attempt to successfully reorganize with a manageable balance sheet.

     The primary business activities of the Company have been land development and sales, golf course management and agriculture. In September 2000, the Company announced its plan to shut down the remaining sugar operations which represented a substantial portion of its agriculture segment. The Company owns as of the date of this report approximately 5,100 acres of land located primarily on the island of Maui in the State of Hawaii. In addition to its owned lands, the Company leases approximately 3,100 acres of land used primarily in conjunction with its agricultural operations. The Company's operations are subject to significant government regulation.

     AHI will continue until at least December 31, 2027, unless earlier dissolved. AHI's sole member (Northbrook) is not obligated for any debt, obligation or liability of the Company. However, AHI and certain additional subsidiaries are obligated to Northbrook and its affiliates for the repayment of substantial loans and advances made to them.

     The Company has three primary business segments. The agriculture segment ("Agriculture") has been responsible for the Company's remaining agricultural activities (the Company's remaining sugar plantations were shut down at the end of 2000 and in September 2001, the Company announced a winding down of its coffee operations). The real estate segment ("Property") has been responsible for development and sales activities related to the Company's owned land, all of which is in the State of Hawaii. The golf segment ("Golf") is responsible for the management and operation of the Company's golf course facilities (see note 6).

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

     STATEMENT OF CASH FLOWS

     The Company's policy is to consider amounts held with original maturities of three months or less in U.S. government obligations, certificates of deposit and money market funds (approximately $8,483 and $8,550 at December 31, 2001 and 2000, respectively) as cash equivalents that are reflected at cost, which approximates market. In addition, escrow deposits and restricted funds ($6,490 and $8,784 at December 31, 2001 and 2000, respectively), represent cash which was restricted primarily to fund, among other things, certain liabilities (note 9).

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "Disclosures about Fair Value of Financial Instruments", requires entities to disclose the SFAS No. 107 value of certain on-and off-balance sheet financial instruments for which it is practicable to estimate. Value is defined in SFAS No. 107 as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. The Company believes the carrying amounts of its financial instruments classified as current assets and liabilities (except for Senior Debt) in its balance sheet approximate SFAS No. 107 value due to the relatively short maturity of these instruments. The Company considers the disclosure of the SFAS 107 value of the loans secured by the golf courses and the Senior Debt to be impracticable. SFAS No. 107 states that quoted market prices are the best evidence of the SFAS No. 107 value of financial instruments, even for instruments traded only in thin markets. Due to restrictions on prepayment and redemption as specified in the COLA Indenture, as well as the extremely thin trading volume, the Company has been unable to determine fair value, which assessment is made even more difficult by the filing of the Reorganization Case in February 2002.

     INVESTMENTS

     Investments in certain partnerships and joint ventures, if any, over which the Company exercises significant influence are accounted for by the equity method. To the extent the Company engages in such activities as general partner, the Company is contingently liable for the obligations of its partnership and joint venture investments.

     LAND DEVELOPMENT

     Project costs associated with the acquisition, development and construction of real estate projects are capitalized and classified as construction in progress. Such capitalized costs are not in excess of the project's estimated fair value as reviewed periodically or as considered necessary. In addition, interest is capitalized to qualifying assets during the period that such assets are undergoing activities necessary to prepare them for their intended use. Such capitalized interest is charged to cost of sales as revenue from the real estate development is recognized. Interest costs of approximately $0, $273 and $1,010 have been capitalized for the years ended 2001, 2000 and 1999, respectively.

     Land actively held for sale and any related development costs transferred from construction in progress are reported as inventories in the accompanying consolidated balance sheets and are stated at the lower of cost or fair value less costs to sell.

     LONG-LIVED ASSETS

     In March 1995, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which requires impairment losses to be recorded on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Land held for sale of approximately $4,876 and $44,772 is included in inventory in the accompanying consolidated balance sheet at December 31, 2001 and 2000 and is carried at the lower of cost or fair value less cost to sell.

     During the third quarter of 2001, the Company reduced the carrying value of three land parcels and recorded a $13,725 impairment loss to reflect the estimated market value of those parcels. During the fourth quarter of 2000, the Company reduced the carrying value of four land parcels and recorded a $15,853 impairment loss to reflect the estimated market value of those parcels.

     EFFECTIVE INTEREST

     For financial reporting purposes, the Company used the effective interest rate method and accrued interest on the COLAs at 4% per annum ("Mandatory Base Interest") for the years ended December 31, 2001, 2000 and 1999.

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

     During the third quarters of 2001 and 2000, the Company recognized impairment losses of $4,384 and $22,000, respectively, on property, plant and equipment, inventory and other assets formerly used in its agriculture operation. Such losses have been reflected as a reduction in carrying value of assets in operations.

     DEFERRED EXPENSES

     Deferred expenses consist primarily of financing costs related to the COLAs. Such costs were being amortized during the reporting period over the term of the COLAs on a straight-line basis.

     RECOGNITION OF PROFIT FROM REAL PROPERTY SALES

     For real property sales, profit is recognized in full when the collectibility of the sales price is reasonably assured and the earnings process is virtually complete. When the sale does not meet the requirements for full profit recognition, a portion of the profit is deferred until such requirements are met.

     INCOME TAXES

     The Company and its subsidiaries report their taxes as part of the consolidated tax return of the Company's parent, Northbrook. Through December 31, 2000, AHI and its subsidiaries were parties to a tax indemnification agreement with Northbrook in which Northbrook indemnified AHI and its subsidiaries for responsibility for all past, present and future federal and state income tax liabilities (other than income taxes which are directly attributable to cancellation of indebtedness income caused by the repurchase or redemption of securities as provided for in or contemplated by the Repurchase Agreement). In December 2000, for taxable years commencing in 2001 and thereafter as part of the consideration provided by the Restructuring Agreement between the Company and the holders of the Senior Debt, AHI and Northbrook terminated the tax indemnification agreement and entered into a tax sharing agreement in December 2000 effectively providing that AHI will be responsible for its federal and state income tax liability on its separate company taxable income.

     Northbrook's tax returns have been examined by the Internal Revenue Service (the "IRS") for the periods 1992-1994 and 1995-1997, and deficiencies were proposed by the IRS. Northbrook and the IRS have settled all open tax issues related to such periods, the result of which requires no expenditures by the Company. The Company's income tax benefit (expense) for the years ended December 31, 2000 and December 31, 2001 includes the effects of such settlement on its liability for deferred income taxes. The statutes of limitations with respect to Northbrook's tax returns for the years 1998 through 2001 remain open. The Company is a subsidiary of Northbrook and accordingly is subject to tax liability exposure due to the several nature of the liability for the payment of taxes for entities filing consolidated tax returns.

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

     IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In October 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (FASB Statement No. 144) which supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. FASB Statement No. 144 provides more guidance on estimating cash flows when performing a recoverability test, requires that a long-lived asset to be disposed of other than by sale (e.g. abandoned) be classified as "held and used" until it is disposed of, and establishes more restrictive criteria to classify an asset as "held for sale". The Company expects to adopt the FASB Statement No. 144 effective January 1, 2002 and does not anticipate adoption will have a significant effect on results of operations or financial position.

     RECLASSIFICATIONS

     Certain amounts in the December 31, 1999 and 2000 financial statements have been reclassified to conform to the December 31, 2001 presentation. Such reclassifications have not affected net loss or the deficiency in member's deficit.


(2)  ASSETS AND LIABILITIES INFORMATION
                                                    2001        2000
                                                  --------    --------
  Receivables - net:
    Trade accounts and notes
      (net of allowance) . . . . . . . . . . .    $    559         539
    Sugar and molasses . . . . . . . . . . . .       --            852
    Other. . . . . . . . . . . . . . . . . . .       1,469       1,257
                                                  --------    --------
                                                  $  2,028       2,648
                                                  ========    ========
  Accrued expenses:
    Payroll and benefits . . . . . . . . . . .    $  1,460       5,052
    Interest . . . . . . . . . . . . . . . . .       1,885       2,060
    Other. . . . . . . . . . . . . . . . . . .       5,862       6,307
                                                  --------    --------
                                                  $  9,207      13,419
                                                  ========    ========


(3)  INVESTMENTS

     Effective December 28, 2000, AF Investors, LLC ("AF Investors"), a subsidiary of Northbrook, made a capital contribution to APIC in return for 83.33% of the shares of APIC. Immediately prior to AF Investors' capital contribution, APIC was a wholly-owned subsidiary of AHI. APIC owns and operates the Royal Kaanapali Golf Courses. AHI's 16.7% interest in APIC is reflected as of December 31, 2000 and 2001 as Investment in unconsolidated entity, at equity. APIC's principal assets include approximately $15,000 and $45,000 of property, plant and equipment at December 31, 2001 and 2000, respectively. APIC's principal liabilities, in addition to advances from Northbrook discussed below, are indebtedness to the ERS of approximately $75,000, including accrued interest, at December 31, 2001 and 2000 and deferred income tax liability of approximately $3,000 and $15,000 at December 31, 2001 and 2000, respectively. The net losses related to the golf course operations (including related interest charges) of $2,332 and $2,577 for the years ended December 31, 2000 and 1999, respectively, are included in the net loss in the consolidated statements of operations. In 2001, the ownership interest in APIC's operations is reflected on the equity method of accounting. The accompanying 2001 consolidated statement of operations reflects a net after-tax loss of $3,548 representing the Company's share of the net losses related to the golf course operations (including related interest charges) and the impairment loss recorded by APIC in the fourth quarter of 2001 to adjust the carrying value of the golf courses to their estimated market value. Should the ERS subsequently obtain title to the golf courses, APIC would record for financial reporting purposes a significant gain from extinguishment of indebtedness. Such gain would be reflected as an extraordinary item at the time of the extinguishment of debt. The Company recorded a non-cash contribution to member's deficit of approximately $39,000 in 2000 to reflect the change in accounting for the investment in APIC to the equity method.

     APIC is the primary borrower under a $66,000 loan made by the ERS in 1991. The loan, which has a current balance of approximately $75,000, is secured by the RKGC (and certain adjacent lands). Substantially all of APIC's assets consist of the property that is security for the loan. The loan matured in June 2001 and has not been extended, despite efforts of the borrowers to obtain such an extension as described below.

     Due to insufficient cash flow generated by the RKGC and because of disagreements with the lender over, among other things, lender's failure
(i) to consent to a grant of required easements in order for the Company to develop and market its adjoining properties and (ii) to release adjacent lands that are not related to the golf course operations from the mortgage, as required under the loan documents, the Company did not pay the required interest payments due in 2000 on the loan secured by these golf courses. ERS then issued a default notice and instituted a foreclosure action in August 2000. Pursuant to an agreement between the lender and the borrowers, the borrowers paid approximately $3,800 in September 2000 to the ERS for a portion of the past due interest amounts and the ERS agreed to temporarily suspend its action to realize upon its security while the parties attempted to negotiate a definitive agreement to extend the loan beyond its June 30, 2001 maturity date. Efforts of the borrowers to negotiate such an agreement broke down in December 2001, only after Northbrook (an affiliate of APIC that had no obligations under the loan) had funded certain minimum interest payments (together with the ERS' legal fees and other related costs). In January 2002, ERS recommenced its foreclosure action, which the borrowers are contesting. The borrowers have also brought counterclaims against ERS relative to the lender's defaults described above, which defaults have caused the Company substantial damages relating to its efforts to sell either the unrelated parcels that the ERS refused to release from the mortgage or other land parcels that required easements and other rights to which the ERS was required to consent.

     The borrowers' counterclaims against the ERS in such litigation assert, among other things, that because of the refusal of the ERS to perform in accordance with the loan documents and grant the required consents and releases, dating back to the inception of the loan, the Company suffered damages over time relating to various development projects and sale transactions that the Company consummated or attempted to consummate since 1991. Also alleged is that these refusals and the interference of the ERS with the Company's legitimate development efforts was intended by ERS to give the ERS leverage over the Company's development and land sale activities to the benefit of ERS, not to protect the ERS' bargained for security for its loan on the RKGC. Some projects were substantially delayed by the ERS' defaults and significant land sales were either substantially delayed or failed altogether. Income from sales was also adversely affected in addition to the expenses of development caused by the ERS' delays and refusals. In addition, the Company suffered significant damages relative to the costs of attorneys and other professionals that the Company was forced to pay (including those of ERS' attorneys and professionals) in its failed attempt to obtain the consents and releases. Failure to obtain the necessary easements promised by ERS could subject the Company to damages claims from landowners on parcels previously sold by the Company and, particularly, could significantly negatively impact the value and marketability of its remaining land parcels in Kaanapali Golf Estates, which requires such easements for access and to ensure that the parcel enjoys necessary water and drainage rights. As a consequence of the ERS' actions, the borrowers' counterclaims allege, among other things, that the ERS breached its duties under the contract, breached the ERS' implied covenant of good faith and fair dealing, fraudulently induced the borrowers to enter into the loan, acted in a fraudulent manner respecting its fiduciary relationship with the borrowers and/or acted in bad faith.

     If the borrowers do not achieve an extension of the loan through settlement discussions with the ERS, and the ERS is permitted to continue its foreclosure action, it is likely that the ERS will take title to the RKGC and APIC will have no further interest therein. There is also a substantial likelihood that any such settlement will nevertheless result in a transfer of title of the RKGC to the ERS on terms acceptable to the borrowers. There can be no assurance as to the outcome of such litigation or any settlement negotiations.

(4)  AMOUNTS DUE AFFILIATES - SENIOR DEBT FINANCING

     Amounts due to affiliates - Senior Debt financing consisted of the following at December 31, 2001 and 2000:

                                                    2001        2000
                                                  --------     -------
Prime plus 2% promissory note; payable to
  Northbrook (as successor in interest
  to FHT); payable quarterly on
  the 15th day of February, May, August
  and November; interest deferred until
  December 31, 2006; outstanding principal
  and interest balance due February 17,
  2007 (see (a)) . . . . . . . . . . . . . . . .  $ 27,319      25,016

Prime plus 2% promissory note; payable to
  FHT; payable quarterly on the 15th
  day of February, May, August and November;
  interest deferred until December 31, 2002
  when one-third is due and payable with the
  remaining deferred interest is payable 50%
  on December 31, 2003 and 50% on December 31,
  2004; outstanding principal and interest
  balance due February 17, 2007 subject,
  under certain conditions, to earlier payment
  from proceeds of land sales (see (a)). . . . .    98,700      96,019

Prime plus 1% promissory note; payable to
  AF Investors; payable quarterly on the 15th
  day of February, May, August and November;
  interest deferred until December 31, 2003;
  deferred interest payable 50% on
  December 31, 2003 and 50% on December 31,
  2004; outstanding principal and interest
  balance due December 31, 2008 (as amended
  December 29, 2000) subject, under certain
  conditions, to earlier payment from proceeds
  of land sales (see (b)). . . . . . . . . . . .    31,341      30,792

Prime plus 1% promissory note; payable to
  AF Investors; payable quarterly on the 15th
  day of February, May, August and November;
  interest deferred until December 31, 2003;
  deferred interest payable 50% on December 31,
  2003 and 50% on December 31, 2004; outstand-
  ing principal and interest balance due
  December 31, 2008 (as amended December 29,
  2000) subject, under certain conditions,
  to earlier payment from proceeds of land
  sales (see (b)). . . . . . . . . . . . . . . .    25,367      24,922

Prime plus 1% promissory note; payable to
  Northbrook; payable quarterly on the last
  day of February, May, August and November;
  outstanding principal and interest balance
  due upon demand subject, under certain
  conditions, to earlier payment from proceeds
  of land sales (as amended December 29,
  2000) (see (c)). . . . . . . . . . . . . . . .       221       5,720

                                                    2001        2000
                                                   -------     -------

Prime plus 1% promissory note; payable to
  Northbrook; payable quarterly on the last
  day of February, May, August and November;
  outstanding principal and interest balance
  due on demand but not earlier than
  February 28, 2001 subject, under certain
  conditions, to earlier payment from
  proceeds of land sales (as amended
  December 29, 2000) (see (c)) . . . . . . . . .     --          4,386

8.5% promissory note: payable
  to Northbrook (purchased by Northbrook
  from NB Holdings - VI, Inc. in October
  2001); interest only payable quarterly
  beginning March 31, 2001; payable on demand,
  but if no demand previously given, then
  principal payments of $2,730 due September
  2002 and 2003 and any outstanding principal
  and interest due September 2003 (as amended
  December 29, 2000) (see (d)) . . . . . . . . .     3,160       5,700
                                                  --------    --------
    Total Senior Debt. . . . . . . . . . . . . .   186,108     192,555

    Less current portion of Senior Debt. . . . .   183,378     187,095
                                                  --------    --------
    Total long-term Senior Debt. . . . . . . . .  $  2,730       5,460
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

     (a) In February 1997, the then outstanding balance of the Senior Debt, was consolidated under a single $104,759 ten year promissory note, payable to Northbrook. In addition, in February 1997, the Company borrowed additional amounts from Northbrook's affiliate FHT Corporation ("FHT") under a $30,000 revolving credit note. In 1998, the $104,759 note was replaced by two nine-year notes: (i) a $99,595 note, and (ii) a $15,000 note (with an initial balance of $7,920). The $99,595 note was transferred by Northbrook to FHT in 1998, and later in 1998, FHT sold the $30,000 note to Northbrook. These notes were payable interest only until maturity, had a maturity date of February 17, 2007 and accrued interest at the prime rate plus 2%.

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

     On December 29, 2000, the $99,595 note (which then had an outstanding balance of principal and interest of $135,959) was split into two notes:
(i) a note with an outstanding balance of principal and interest as of such date of $40,000 which was transferred to Northbrook and subsequently Northbrook contributed $15,000 to AHI's capital leaving an outstanding balance of principal and interest of $25,000, and (ii) a note with an outstanding balance of principal and interest of $95,959 which remains payable to FHT. These notes are payable interest only until maturity, have a maturity date of February 17, 2007, accrue interest at the prime rate (4.75% at December 31, 2001) plus 2%. The $25,000 note defers interest until December 31, 2006. The $95,959 note defers interest until December 31, 2002 at which time one-third of such deferred interest is due, with the remainder of previously deferred interest payable one-half on December 31, 2003, and one-half on December 31, 2004. Prepayment may be required of net property sale proceeds remaining after providing reserves for anticipated cash needs for the twelve months following the property sales. As a result of such sales in 2001, prepayments aggregating $6,048 were made on the $99,595 note in the third and fourth quarters of 2001.

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

Pursuant to the terms of the Indenture, such amounts borrowed from AF Investors constitute Senior Debt that matures on December 31, 2008 and bears interest at a rate per annum of prime (4.75% at December 31, 2001) plus 1%. Interest on such senior Debt was deferred through December 31, 2001, as discussed above. In December 2000, the Company and AF Investors modified the note to, among other things, defer interest through December 31, 2003, with one-half of such deferred interest payable on such date and the remainder payable on December 31, 2004. Prepayment may be required of net property sale proceeds remaining after providing reserves for anticipated cash needs for the twelve months following the property sales. As a result of the property sales in 2001, prepayments aggregating $3,487 were made on the notes in the third and fourth quarters of 2001. Under the terms of the note, additional interest may be payable on such Senior Debt upon its maturity based upon fair market value, if any, of the Company's equity at that time.

     (c) In 2000, the Company borrowed approximately $5,576 from Northbrook for purposes of satisfying the Mandatory Base Interest payment related to the COLAs due in 2000. During 2000, the Company borrowed an additional $4,300 to fund certain capitalizable property development and agriculture disbursements. Such Senior Debt was originally scheduled to mature on December 31, 2000, but its maturity date was extended (in September 2000) to not earlier than February 28, 2001. It bears interest at a rate per annum equal to prime (4.75% at December 31, 2001) plus 1%, is guaranteed by the Company and is also to be secured by assets of the Company. The notes evidencing such borrowings were amended in certain respects effective December 29, 2000 to, among other things, make them demand notes. Prepayment may be required of net property sale proceeds remaining after providing reserves for anticipated cash needs for the twelve months following the property sales. Such notes were paid down to zero by the Company in January 2001, but remain available to fund further advances for such purposes at Northbrook's election. During 2001, an additional $217 was advanced by Northbrook.

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

The note bore interest of 8.5% and was payable quarterly. In January 1999, the Company paid TPI approximately $2,220 on its note to release Lot #1 for the Kaanapali Ocean Resort and the new 10-acre public recreation area at North Beach and an additional $1,920 in September 1999 as required under the terms of the note. In October 2000, an affiliate of Northbrook purchased the note for the outstanding principal and accrued interest aggregating approximately $5,585. On December 29, 2000, the note was amended to require quarterly interest payments beginning March 31, 2001 with principal payable on demand; provided, that if no demand is previously made, the amendment contains two scheduled principal payments of $2,730 each in September of 2002 and 2003. In October 2001, Northbrook purchased the note from its affiliate for the outstanding principal and accrued interest aggregating approximately $5,500 and also demanded a principal payment of $2,300 which was paid by the Company in October 2001. The note remains secured by the Company's 50% undivided interest in the property still owned by the Company at Kaanapali North Beach, with such entire property also mortgaged as security for the other Senior Debt.

     The total amount due Northbrook and its subsidiaries for Senior Debt financing as of December 31, 2001 was $186,108 which includes accrued and deferred interest to affiliates on Senior Debt of approximately $46,080. Under the terms of the Indenture, the amounts borrowed from Northbrook or its affiliates are "Senior Indebtedness" and are thus senior in priority to the COLAs.

     At current interest rates, approximately $46,077 of such deferred interest relating to all Senior Debt existing prior to the modification would have become due and payable on December 31, 2001, but was deferred beyond such date under the Restructuring Agreement and the replacement notes issued in connection therewith. Even though it was hoped that the agreements by Northbrook and its affiliates to further defer interest under the Senior Debt would assist the Company in the completion of potential future development activities, it became apparent that additional debt relief is needed in order for the Company to have the liquidity anticipated to be necessary to pursue its business plan. Thus, the Debtors filed the Reorganization Case in February 2002. (See discussion of Reorganization
Case).  As a consequence, all Senior Debt and COLAs are now in default.

     The Company had previously received a notice from each of the holders of the Senior Debt notifying the Company that all Senior Debt is currently in default due to the existence of other defaults or circumstances that constitute events of default under the Senior Debt, including, without limitation (i) the failure of the Company to make quarterly interest payments on the loan from the ERS related to their $66,000 loan secured by the Royal Kaanapali Golf Courses; and (ii) the entry of, and failure of the Company to satisfy or otherwise stay, the judgment rendered against the Company in Oahu Sugar Company, Limited v. Walter Arakaki and Steve Swift (see note 10). Such holders notified the Company that they reserved all rights and were assessing their options respecting the Senior Debt. Pursuant to the restructuring agreement entered into on December 29, 2000, between the Company and certain other parties including the holders of the Senior Debt, such holders agreed that they would not exercise any remedies respecting the defaults expressed in such notices unless and until (a) the ERS obtains a judgment against, or attempts to exercise any remedies against, or against the asset of the Company relative to the ERS loan (and in the case of the legal proceedings against Walter Arakaki and Steve Swift identified above, such remedies shall be exercised only to the extent necessary for such holders to protect their superior rights under the Senior Debt), or (b) any other creditor of the Company obtains a judgment against, or attempt to exercise any remedies against the assets of the Company. As other defaults under the Senior Debt now exist, including but not limited to the filing of the Reorganization Case, the foregoing agreement of the holders of the Senior Debt has little or no continuing importance.

(5)  CERTIFICATE OF LAND APPRECIATION NOTES

     The COLAs are unsecured debt obligations of the Company, and are subordinated in priority to all "Senior Indebtedness" (as defined in the Indenture) including, but not limited to, the Senior Debt. Interest on the COLAs is payable semi-annually on February 28 and August 31 of each year. As of December 31, 2001, the cumulative interest paid per Class A and Class B COLA was approximately $.265 and $.265, respectively. The COLAs were scheduled to mature on December 31, 2008, and bear interest after the Final Issuance Date (August 31, 1989) at a rate of 10% per annum ("Base Interest") of the outstanding principal balance of the COLAs on a cumulative, non-compounded basis, of which 6% per annum is contingent ("Contingent Base Interest"). The Company has not generated a sufficient level of Net Cash Flow to incur or pay Contingent Base Interest (interest in excess of 4%) on the COLAs from 1990 through 2001. Due to the filing of the Reorganization Case, the holders of COLAs will have a claim against the Debtors aggregating approximately $142,200. It is not expected that such claim will be paid in full and there is significant likelihood that no recovery will be had on the COLAs unless a plan of reorganization is approved by the Bankruptcy Court that provides for such a recovery. From and after the filing of the Reorganization Case in February 2002, the Company does not anticipate accruing any further interest on the COLAs. Approximately $100,221 of cumulative deficiency of deferred Contingent Base Interest related to the period from August 31, 1989 (Final Issuance Date) through December 31, 2001 has not been accrued in the accompanying consolidated financial statements as the Company believes that it is not probable at this time that it will ultimately be paid. The following table is a summary of Mandatory Base Interest and deferred Contingent Base Interest (i.e. not currently due and payable) for the years ended
December 31, 2001, 2000 and 1999 (dollars are in thousands):

                                             2001      2000      1999
                                           --------   -------   -------

Mandatory Base Interest paid . . . . . .   $  5,576     5,576     7,202
Contingent Base Interest due and paid. .   $  --        --         --
Cumulative deferred Contingent Base
  Interest . . . . . . . . . . . . . . .   $100,221    91,857    83,493

Net Cash Flow was $0 for 2001, 2000 and 1999.

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

     The Company decided to forego contracting for independent appraisals to determine the appraised value of substantially all of its assets as of December 31, 2000. Not obtaining appraisals, with the resultant inability to provide an Officers' Certificate determining the Value Maintenance Ratio, could become an event of default, as defined by the Indenture. The Company received a Notice of Default on June 1, 2001 from the Trustee regarding the Company's non-delivery of the appraisals and Value Maintenance Ratio. On October 18, 2001, the Trustee notified the Company that it had failed to cure the Default described in the June 1, 2001 notice and that an Event of Default exists. The notice acknowledged that the Company intended to propose a restructuring of the COLAs subject to resolution of defaults under the ERS loan. The Trustee indicated that it expected to participate in the review and discussion of the terms of any proposed restructuring and has been in contact with the Company regarding due diligence relating to such review.

     During the fourth quarter of 2001, the Trustee commenced its due diligence review and entered into discussions with the Company and the holders of the Senior Debt. In order to encourage such negotiations with the view toward developing a reorganization plan that would have the support of the Trustee, the Company agreed to pay the reasonable costs incurred by the Trustee (primarily legal fees and the fees and expenses incurred by the Trustee's financial advisor) for such review and negotiations. Such negotiations resulted in agreement between the Company and the Trustee on a framework for a plan of reorganization (the "Plan") and a commitment by the Trustee to support such Plan in the Reorganization Case. However, such Plan, when finalized and approved by the Bankruptcy Court must be submitted to the holders of COLAs for approval in accordance with the Bankruptcy Code. In addition, other impaired classes of creditors of the Debtors will also have the right to vote on such Plan. Therefore, there can be no assurance that such Plan will ultimately be approved or the ultimate terms thereof. Failure of any plan of reorganization to be approved by the Bankruptcy Court and the requisite classes of creditors, such that a final order implementing such plan is not entered, would likely result in the attempt by the holders of the Senior Debt to foreclose on their security and the liquidation of the Company.

     As a consequence of the filing, the interest payment on the COLAs that was due on February 28, 2002 was not made. On March 11, 2002 the Trustee sent to the Company and COLA holders a "Notice of Chapter 11 Filing, Non-Payment of Scheduled Interest Payment, and Negotiation of Term Sheet with Respect to Treatment of Noteholder and Other Claims." The notice stated, among other things, that the Chapter 11 filing and the failure to pay interest on the scheduled debt service date, constitute events of Default under Section 7.01 of the Indenture. Section 7.05 of the Indenture provides that the Noteholders holding a majority in principal amount of outstanding Notes may direct the Trustee as to the time, method, and place of conducting any proceeding for any remedy available to the Trustee. The Noteholders' ability to direct the Trustee is subject to Sections 7.06 and
8.02 of the Indenture, which state that the Noteholders must provide the Trustee with reasonable indemnity before the Trustee need follow the direction of the Noteholders. The Noteholders' ability to direct the Trustee is also subject to the automatic stay imposed on all creditors under Section 362 of the United States Bankruptcy Code.

     As of December 31, 1998, pursuant to the Indenture, the Company elected to exercise its right to redeem (the "Class B COLA Redemption Offer") all Class B COLAs tendered by the registered holders pursuant to the Repurchase Agreement, as of June 1, 1999. Pursuant to the Class B Redemption Offer mailed on March 15, 1999 to COLA holders, and in accordance with the terms of the Indenture, the Company was therefore obligated to purchase any and all Class B COLAs submitted pursuant to the Class B Redemption Offer at a price of $.410 per Class B COLA.

     The Class B COLA Redemption Offer terminated on April 15, 1999 in accordance with its terms and with the Indenture. Approximately 162,559 Class B COLAs were submitted for repurchase pursuant to the Class B COLA Redemption Offer including approximately 98,229 Class B COLAs which were submitted for repurchase by persons unaffiliated with the Company and required an aggregate cash payment by the Company of approximately $40,274 on June 1, 1999. On May 25, 1999, the Company borrowed approximately $21,318 from AF Investors to redeem a portion of the Class B COLAs pursuant to the Class B COLA Redemption Offer. Under the terms of the Indenture, such amount borrowed from AF Investors is Senior Indebtedness that matures on December 31, 2008 and bears interest at a rate per annum of prime (4.75% at December 31, 2001) plus 1% (see deferral of interest discussion in note 4(b)). Additional interest may be payable on such Senior Debt upon its maturity based upon fair market value, if any, of the Company's equity at that time. AF Investors, an affiliate of the Company, submitted approximately 64,330 of its 89,325 Class B COLAs for repurchase pursuant to the Class B Redemption Offer and AF Investors agreed to take back $26,375 of Senior Debt of the Company in lieu of cash. Such Senior Debt matures on December 31, 2008 and bears interest at a rate per annum equal to the prime rate (4.75% at December 31, 2001) plus 1% (see deferral of interest discussion in note 4(b)). Additional interest may be payable on such Senior Debt upon its maturity based upon the fair market value, if any, of the Company's equity at that time. Due to the filing of the Reorganization Case, AF Investors will have a claim against the Debtors in an aggregate amount of approximately $57.2 million. It is not expected that such claim will be paid in full.

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

(6)  LONG-TERM DEBT

     In December 1996, Amfac Property Development Corp. ("APDC"), a wholly-owned subsidiary of the Company, obtained a $10,000 loan facility from City Bank. The loan is secured by a mortgage on property under development at the Oahu Sugar mill-site (the sugar plantation was closed in 1995), and is "Senior Indebtedness" (as defined in the Indenture). The loan bore interest at the bank's base rate plus .5% and originally was scheduled to mature on December 1, 1998. In November 1998, APDC sold certain mill-site property which served as collateral for the $10,000 City Bank loan for an approximate sales price of $7,690 in cash plus 2% of the gross sales price of subsequent parcel sales of all or any portion of the property by the purchaser. The bank required $6,000 of the sales proceeds as a principal reduction on the loan in order to release the collateral. APDC received a one-year extension on the $4,000 remaining balance of the loan which is secured by another parcel at the mill-site. The extended loan bore interest at the bank's base rate plus 1.25% and was scheduled to mature on December 1, 1999. APDC reached an agreement with the bank for an additional one year extension on $3,000 of the $4,000 loan. APDC made a $1,000 loan payment on December 2, 1999. The new extended loan bore interest at the bank's base rate plus 1.25% and matured on December 1, 2000. In January 2001, APDC reached an agreement with the Bank for an extension until December 1, 2001 with a principal payment of $150 upon execution of the agreement. On December 1, 2001, APDC reached an agreement with the bank for an additional extension until March 1, 2002. APDC is continuing talks with the bank for a further extension and renegotiation of the loan. The extended loan bears interest at the bank's base rate of 4.75% at December 31, 2001 plus 2%. APDC does not have the funds necessary to pay the remaining balance of the loan without sale of the remaining mill site land. If such loan cannot be further extended, it would likely result in APDC no longer having an ownership interest in the property.

     In February 1997, Waikele Golf Club, Inc. ("WGCI"), a wholly-owned subsidiary of the Company that owned and operated the Waikele Golf Course, refinanced the Waikele Golf Club in 1997 with a loan facility with the Bank of Hawaii (as agent for itself and other lenders) in the original principal amount of $25,000. This loan facility had a maturity date of February 2007, an interest rate of LIBOR plus 2% until the fifth anniversary and LIBOR plus 2.25% thereafter, principal amortization based on a 30-year amortization period, was secured by substantially all of the assets of Waikele Golf Club, Inc., was guaranteed by AHI and was "Senior Indebtedness" (as defined in the Indenture). At that level of indebtedness, it was not anticipated that the cash flow of the golf course could continue to service the debt. In an effort to renegotiate the loan, the Company commenced discussions with the lender during the third quarter of 2001. As a result of such negotiations, the lenders agreed to sell the loan to the Company, at a substantial discount, for a purchase price of $13,000 and released AHI from its guarantee obligation. The purchase price approximated the fair market value of the golf courses at the time. The loan purchase agreement also gave the Company the option to simply pay off the loan at the discounted amount. Though the Company had sufficient cash to close the sale, it was necessary for it to recover such amount promptly in order to replenish its cash balances to pay its other obligations. Therefore, the Company entered into a sale agreement with a newly formed subsidiary of Northbrook, whereby such subsidiary agreed to purchase the golf course from the Company for $13,000 resulting in a loss of $15,137. Such transactions closed in December 2001, at which time the Company paid off the Bank of Hawaii loan for $13,000 immediately prior to the purchase of the property by such subsidiary. The outstanding balance on the Bank of Hawaii loan on the closing date was approximately $23,800. Accordingly, a $10,653 extraordinary gain from extinguishment of debt was recognized.

(7)  RENTAL ARRANGEMENTS

     As Lessee

     The Company has rented, as lessee, various land, facilities and equipment under operating leases. Most land leases provided for renewal options and minimum rentals plus contingent payments based on revenues or profits. Included in rent expense are minimum rentals and contingent payments for operating leases in the following amounts:

                                              2001      2000      1999
                                            -------   -------   -------
    Minimum and fixed rents. . . . . . .    $ 1,475     1,723     1,779
    Contingent payments. . . . . . . . .        559     1,163     1,323
    Property taxes, insurance
      and other charges. . . . . . . . .        669     1,182     1,061
                                            -------    ------    ------
                                            $ 2,703     4,068     4,163
                                            =======    ======    ======

Future minimum lease payments under noncancelable operating leases aggregate approximately $538 and are due as follows: 2002, $326; 2003, $141; 2004, $71; 2005 and thereafter, $0. There can be no assurance that any of the Company's leases will be renewed. As a consequence of the filing of the Reorganization Case, the Debtors have, during March 2002, filed a motion to reject their sole remaining agricultural land lease on Kauai and a lease for office space on Maui, which was granted by the Bankruptcy Court and an order entered on April 2, 2002.


(8)  EMPLOYEE BENEFIT PLANS

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

     Charges for pension and Core Retirement Award costs allocated to the Company aggregated approximately $145, $402 and $481 for the years ended December 31, 2001, 2000 and 1999, respectively.

     In addition to providing pension benefits, the Company currently provides certain healthcare and life insurance benefits to eligible retired employees of some of its businesses. Where such benefits are offered, substantially all employees may become eligible for such benefits if they reach a specified retirement age while employed by the Company and if they meet a certain length of service criteria. The postretirement healthcare plan is contributory and contains cost-sharing features such as deductibles and copayments. However, these features, as they apply to bargaining unit retirees, are subject to collective bargaining provisions of a labor contract between the Company and the International Longshoremen's & Warehousemen's Union. The postretirement life insurance plan is non-contributory. The Company continues to fund benefit costs for both plans on a pay-as-you-go basis. Depending upon the outcome of the Reorganization Case, the Company expects to continue funding its post-retirement health care and life insurance obligations through the end of 2004.

     For measuring the expected postretirement benefit obligation, an 11% annual rate of increase in the per capita claims cost was assumed through 2004. This rate was assumed to decrease to 6% in 2005 and remain at that level thereafter. The healthcare cost trend rate assumption has a significant effect on the amount of the obligation and periodic cost reported. An increase and (decrease) in the assumed healthcare trend rate by 1% in 2001 would increase and (decrease) the medical plans' accumulated postretirement benefit obligation as of December 31, 2001 by $227 and ($198), respectively, and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year then ended by $27 and ($24), respectively.

     Net periodic postretirement benefit cost (credit) for 2001, 2000 and 1999 includes the following components:

                                          2001         2000      1999
                                          Total        Total     Total
                                         -------      ------    ------
Service cost . . . . . . . . . . . .     $    34         277       287
Interest cost. . . . . . . . . . . .         887       1,698     1,744
Amortization of net (gain) loss. . .      (6,327)     (2,421)   (2,707)
Recognized curtailment (gain)
  loss . . . . . . . . . . . . . . .        (859)     (3,965)     (871)
                                         -------      ------    ------
Net periodic postretirement
 benefit cost (credit) . . . . . . .     $(6,265)     (4,411)   (1,547)
                                         =======      ======    ======

     The following table sets forth the plans' change in benefit obligation and benefit cost as of December 31, 2001 and 2000 as follows:

                                           December 31,   December 31,
                                              2001           2000
                                           ------------   ------------
Benefit obligation at beginning of year.       $ 13,006         23,728
Service cost . . . . . . . . . . . . . .             34            277
Interest cost. . . . . . . . . . . . . .            887          1,698
Actuarial gains. . . . . . . . . . . . .            304           (616)
Employer contribution. . . . . . . . . .         (2,191)        (2,187)
Curtailment. . . . . . . . . . . . . . .         (2,381)        (4,070)
Maintenance of Effort obligation . . . .           (184)        (6,081)
Special termination benefit. . . . . . .            140            257
                                               --------       --------

Benefit obligation at end of year. . . .          9,615         13,006
Unrecognized net actuarial gain. . . . .         23,503         28,427
                                               --------       --------
Accumulated postretirement benefit cost.       $ 33,118         41,433
                                               ========       ========

     In 2000, principally due to the shutdown of the Kauai sugar operations, a decrease in the expected future benefit obligation resulted. The curtailment resulted in a gain for financial reporting purposes which has been included in the accompanying consolidated statement of operations.

     The amount reflected as the decrease in the Maintenance of Effort obligation for the year ended December 31, 2000 and 2001 recognizes that the requirement to maintain an average level of certain retiree health care benefits expires in 2004. Such obligations are pursuant to collectively bargained contractual obligations of Lihue Plantation Company, Limited, Pioneer Mill Company, Limited and Oahu Sugar Company, Limited.

     The Company currently amortizes unrecognized gains over the shorter of ten years or the average life expectancy of the inactive participants since almost all of the Plans' participants are inactive. The portion of the unrecognized net actuarial gain represented by the decrease in the Maintenance of Effort obligation is expected to be amortized over four years, commencing in 2001. In addition, due to the significant total amount of unrecognized gain at December 31, 2001 and 2000, which is included in the financial statements as a liability, and the disproportionate relationship between the unrecognized gain and accumulated postretirement benefit obligation at December 31, 2001, the Company may, in the future, change its amortization policy to accelerate the recognition of the unrecognized gain. In considering such change, the Company would need to determine whether significant changes in the accumulated postretirement benefit obligation and unrecognized gain may occur in the future as a result of changes in actuarial assumptions, experience and other factors. Any future change to accelerate the amortization of the unrecognized gain would have no effect on the Company's cash flows, but could have a significant effect on its statement of operations.

     The weighted-average discount rate used in determining the accumulated postretirement benefit obligation was 7.25% as of December 31, 2001 and 7.5% as of December 31, 2000.

(9)  TRANSACTIONS WITH AFFILIATES

     With respect to any calendar year, JMB Realty Corporation ("JMB"), an affiliate of the Company, or its affiliates may receive a Qualified Allowance in an amount equal to: (i) approximately $6,200 during each of the calendar years 1989 through 1993; and (ii) thereafter, 1-1/2% per annum of the Fair Market Value (as defined in the Indenture) of the gross assets of the Company and its subsidiaries (other than cash and cash equivalents and Excluded Assets (as defined in the Indenture)) for providing certain advisory services for the Company. The aforementioned advisory services, which are provided pursuant to a 30-year Services Agreement entered into between the Company and JMB in November 1988, include making recommendations in the following areas: (i) the construction and development of real property; (ii) land use and zoning changes; (iii) the timing and pricing of properties to be sold; (iv) the timing, type and amount of financing to be incurred; (v) the agricultural business; and,
(vi) the uses (agricultural, residential, recreational or commercial) for the land. For the years 1999, 2000 and 2001, JMB has agreed that the amount of the Qualified Allowance to be calculated shall not exceed the lesser of the amount described above and $5,000. As the Fair Market Value was not determined as of December 31, 2000, no Qualified Allowance was considered to result for 2000 and 2001. Due to the filing of the Reorganization Case, the Company does not expect to pay JMB any Qualified Allowance but continues to receive services from JMB under the Services Agreement.

     The Company, its subsidiaries and their joint ventures reimburse Northbrook, JMB and their affiliates for direct expenses incurred on their behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's or its subsidiaries' and the joint ventures' operations. The total of such costs for the years ended 2001, 2000 and 1999 was approximately $1,490, $872 and $804, respectively, (in November 2001, approximately $1,500 of such amounts due to affiliates was paid by the Company) of which $228 was unpaid as of December 31, 2001. In addition, as of December 31, 2001, the current portion of amounts due to affiliates includes $9,106 and $2,009 of income tax payable related to the Class A COLA Redemption Offer and Class B COLA Redemption Offer, respectively (see Note 5). Also, the Company pays a non-accountable reimbursement of approximately $30 per month to JMB or its affiliates in respect of general overhead expense, all of which was paid as of December 31, 2001.

     JMB Insurance Agency, Inc., an affiliate of JMB, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those available to the Company in similar dealings with unaffiliated third parties. The total of such commissions for the years ended December 31, 2001, 2000 and 1999 was approximately $274, $434 and $568, respectively, all of which was paid as of December 31, 2001.

     Northbrook and its affiliates allocated certain charges for services to the Company based upon the estimated level of services for the years ended December 31, 2001, 2000 and 1999 of approximately $145, $615 and $683, respectively (in November 2001, approximately $500 of such amounts due to affiliates was paid by the Company) of which $322 was unpaid as of December 31, 2001. The affiliated charges for the years ended December 2001, 2000 and 1999 were offset by $6, $39 and $76, respectively, of charges for certain expenditures paid by the Company for Northbrook. These services and costs are intended to reflect the Company's separate costs of doing business and are principally related to the inclusion of the Company's employees in the Northbrook pension plan, payment of severance and termination benefits and reimbursement for insurance claims paid on behalf of the Company. All amounts described above, deferred or currently payable, do not bear interest and are expected to be paid in future periods.

     Reference is made to Note 4 - Amounts due Affiliates - Senior Debt Financing. In connection with such affiliated loans, the Company incurred interest expense of approximately $16,024, $20,202 and $14,114, for the years ended December 31, 2001, 2000 and 1999, respectively.

     As of December 31, 1998, the Company agreed to exercise its option to redeem Class B COLAs that would be "put" to AJF for repurchase (as described in Note 5 above), in partial consideration for (a) FHT's and AF Investors' agreement to defer until December 31, 2001 all interest accruing from January 1, 1998 through December 31, 2001 and relating to the approximately $99,595 of Senior Indebtedness of the Company then owing to FHT and the approximately $47,693 of Senior Indebtedness of the Company then owing to AF Investors (as described in Note 4 above); and (b) Northbrook agreeing to cause approximately $55,148 of the Company's indebtedness that was senior to the COLAs to be contributed to the capital of the Company as of December 31, 1998. The redemption was completed on June 1, 1999. In connection with the foregoing deferral of interest and contribution of capital, the Company agreed to allow the Senior Debt held by Northbrook and its affiliates to be secured by substantially all of the assets of the Company to the extent such security was requested by Northbrook and its affiliates and was permitted under any other secured debt of the Company held by third parties. In connection therewith, Northbrook and its affiliates have obtained mortgages or other security interests in substantially all of the real and personal property of the Company other than the golf course properties. The deferral of interest, together with this contribution to capital, were made as part of the Company's effort to alleviate significant liquidity constraints and continue to meet the Value Maintenance Ratio requirement under the Indenture.

     Under a December 29, 2000, Restructuring Agreement, the Company and certain of its subsidiaries agreed to terminate their prior tax agreement so that the Company and its subsidiaries would be responsible for paying their own income taxes on taxable income generated in 2001 and thereafter. The Company and subsidiaries also agreed to make prepayments of certain amounts on the Senior Debt notes of net property sale proceeds remaining after providing reserves for anticipated cash needs for the 12 months following the property sales. As a result of property sales in 2001, prepayments aggregating $9,500 were made on the Senior Debt in 2001. The Company and subsidiaries further agreed to provide additional security for the Senior Debt. In exchange, the Senior Debt holders agreed to release their liens on Company and subsidiary properties to effectuate sales of properties, provided that there is no default on the Senior Debt and provided that the sale realizes fair value. The Senior Debt holders further agreed to modify for the Company's and the subsidiaries' benefit the repayment provisions on some of the Senior Debt. (See note 4 for a further description of the Senior Debt.) The Senior Debt holders also agreed to contribute to the Company's capital Senior Debt in the amount of $15,000 immediately and agreed to contribute an additional $25,000 of Senior Debt on December 31, 2006, if the new tax agreement remains in effect at that time. Finally, the Senior Debt holders agreed to contribute certain other amounts to the Company to fund a significant portion of the costs associated with the shutdown of the Lihue and Kekaha sugar operations, as described below.

    Pursuant to the terms of the Restructuring Agreement, Northbrook agreed that it would cause the Northbrook sponsored pension plan to provide early retirement window benefits that reduced the Company's cash requirements relative to the shutdown of the remaining sugar plantations on Kauai. Approximately $5,545 of such benefits were paid by the pension plan in 2000, which were treated as a capital contribution to the Company by Northbrook. An additional $4,200 of anticipated benefits reflected as a liability at December 31, 2000 in the accompanying financial statements, to be reflected as additional capital contributions when such benefits are paid by the plan. As of December 31, 2001, an additional $3,222 of such benefits had been paid and therefore were added to capital during 2001.
The remaining $978 is reflected as a liability at December 31, 2001 in the accompanying financial statements. The Restructuring Agreement also required the Company to reserve $8,000 as restricted cash for the purpose, among other things, of meeting certain liabilities. The balance of such restricted cash is $6,220 at December 31, 2001.

     At current interest rates, approximately $46,077 of deferred interest relating to all Senior Debt existing prior to the modification would have become due and payable on December 31, 2001, but was and is now deferred beyond such date under the Restructuring Agreement and the replacement notes issued in connection therewith. Even though it was hoped that the agreements by Northbrook and its affiliates to further defer interest under the Senior Debt would assist the Company in the completion of potential future development activities, it became apparent that additional debt relief is needed in order for the Company to have the liquidity anticipated to be necessary to pursue its business plan. Thus, the Debtors filed the Reorganization Case in February 2002. (See discussion of Reorganization
Case).  As a consequence, all senior Debt and COLAs are now in default.

     The total amount due Northbrook and its subsidiary for Senior Debt financing as of December 31, 2001 was $186,108, which includes deferred interest to affiliates on the senior debt of approximately $46,080. Under the terms of the Indenture, the amounts borrowed from Northbrook and its affiliates are "Senior Indebtedness" and are thus senior in priority to the COLAs.

(10) COMMITMENTS AND CONTINGENCIES

     The Company continues to face a severe liquidity shortage that has ultimately resulted in the filing of the Reorganization Case in February 2002. The Company sold a portion of its North Beach property on Maui in the fourth quarter of 2000, a parcel on Maui near Lahaina in the first quarter of 2001, a parcel in Hanamaulu, Kauai also in the first quarter of 2001, additional parcels in Hanamaulu, Kauai in the second quarter of 2001 and additional parcels in Hanamaulu and Lihue on Kauai in the third quarter of 2001, which provided funds to the Company to help meet its short term liquidity needs. Some of such funds were used to satisfy Senior Debt prepayments as demanded by the holders of such Senior Debt. However, the Company believes that, in the absence of additional land sales, additional senior debt borrowings from Northbrook or its affiliates would have been necessary to meet its current COLA related obligations and its short-term and long-term liquidity needs. As Northbrook and such affiliates are unwilling to provide additional liquidity to the Company in the absence of an overall restructuring of substantially all of the Company's debt, the AHI Debtors were forced to seek relief from the Bankruptcy Court in order to reduce their debt to manageable levels and give themselves the opportunity to pursue their land development and sales activities in a manner intended to maximize the value of the Company's remaining land assets.

     On February 27, 2002, AHI and the other Debtors filed separate petitions for voluntary relief under Chapter 11 of the U.S. Bankruptcy Code. The other Debtors include FHT, which is a subsidiary of Northbrook but not a subsidiary of AHI, and the following direct and indirect subsidiaries of AHI (together with AHI, the "AHI Debtors"), some of which are Registrants: Amfac Land Company, Limited, Pioneer Mill Company, Limited, The Lihue Plantation Company, Limited, Kaanapali Estate Coffee, Inc., KDCW, Inc., Amfac Holdings Corp., Kaanapali Development Corp. and Waikele Golf Club, Inc. Other subsidiaries and affiliates of AHI, including for example Oahu Sugar Company, Limited, APIC and APDC, did not file separate voluntary petitions.

     At the time of the filing of the Reorganization Case, AHI had a total outstanding Senior Debt obligation (principal and accrued interest) to Northbrook and its affiliates of approximately $188,017 and its outstanding COLA obligation (principal and accrued interest) totaled approximately $142,185. Under the Indenture, the Senior Debt held by Northbrook and its affiliates is senior to the COLAs. Moreover, as described below, the Senior Debt is supported by mortgages and other security interests on substantially all of the Company's real property and certain other assets. These obligations were guaranteed by all of the Company's significant subsidiaries, including those that are not AHI Debtors in the Reorganization Case.

     The total debt burden evidenced by these obligations alone had proved unmanageable and was draining the Company of cash needed to pursue its business plan, including entitling the Company's approximately 4,000 remaining acres "Mauka" of the Kannapali Resort area. During 2002, additional interest payments on the COLAs are due in the aggregate amount of approximately $5,500. In addition, substantial amounts of deferred interest payments under the Senior Debt were also coming due. Because it was evident that the Debtors would not have the cash resources to satisfy their respective obligations, let alone to pursue the Company's business plan, the Reorganization Case was filed in order to give the Debtors the opportunity to restructure their debt and equity and emerge as a reorganized group of companies. Thus, as a consequence of the filing, the interest payment on the COLAs that was due on February 28, 2002 was not made.

     The Debtors and the holders of Senior Debt engaged in extensive negotiations with the Trustee during the months preceding the filing. Such negotiations included the Trustee hiring legal counsel and a financial advisor to perform due diligence on the Debtors' assets, at the Company's cost, in order to satisfy the Trustee that the Plan of Reorganization (the "Plan") proposed by the Debtors would provide the COLA holders with a greater recovery than they could expect in a liquidation of the Company. Such negotiations resulted in the agreement of the Trustee and the Debtors on the framework for a plan. A copy of the notice that the Trustee sent to all holders of COLAs that describe such negotiations was reported by the Company on a Form 8-K on March 20, 2002. The Debtors are in the process of finalizing such documentation and intend to file their proposed Plan and supporting disclosure statement (and other supporting documentation) with the Bankruptcy Court during the second quarter of 2002. It is anticipated that such documentation will provide that the holders of COLAs (among other classes of interested parties) will have the opportunity to vote on the Plan. Such documentation, if and when approved by the Bankruptcy Court, will govern the reorganization of the Debtors, and the holders of COLAs should refer to such documentation when available in determining whether to vote for the Plan and the procedures therefor.

     In the meantime, the filing of the Reorganization Case has stayed all pending litigation against the Debtors. Though the Bankruptcy Court has entered certain orders at the request of the Debtors that will permit them to pay certain "pre-petition" amounts and otherwise operate at their discretion in the ordinary course of business, the Debtors intend to carefully review all of their options in that regard. The Debtors continue to operate their business after the filings in the ordinary course, subject to the jurisdiction of the Bankruptcy Court and the requirements of the Bankruptcy Court and the rules thereunder.

     In the third quarter of 2000, management announced the shutdown of its remaining sugar plantations on Kauai. The decision was made as a result of significant losses incurred during 2000, and the expectation that such losses would continue for the foreseeable future. The losses resulted from a significant drop in the domestic price of raw sugar and lower sugar yields. The Company completed its final harvest of sugar cane in November 2000. As a consequence of the shutdown, the Company incurred significant employee and other closing costs in 2000 and 2001. The Company sold certain of its field and mill equipment associated with the closed facilities during 2001 and the first quarter of 2002, but due to the age and condition of the equipment, the forced nature of the sale and significant transaction costs, the Company did not obtain significant net proceeds from such sales.

     In the third quarter of 2001, management announced its intention to discontinue coffee farming activities based upon the Company's prior financial losses (which were expected to continue for the foreseeable future), high production costs and current economic uncertainties including record-low commodity coffee prices. Such events have entailed employee and closing costs similar to, though not as substantial as, those connected with the shutdown of the Company's sugar operations.

     The Company faces large contingent cash expenditures of (i) the cost of the litigation and environmental matters described below and (ii) the cost of environmental clean up relating to the land and mill sites associated with Oahu, Kekaha, Lihue and Pioneer Mill plantations and buildings which could be significant but are presently not determinable.
It is difficult to predict the ultimate outcome of these various contingencies, any of which could have a material adverse effect on the financial condition of the Company. However, some of such matters have been stayed by the filing of the Reorganization and others are likely to be reduced in the event that the Plan is approved by the Bankruptcy Court.

     As reflected in the Company's December 31, 2001, balance sheet, approximately $183,378 Senior Debt owed to affiliates of the Company is categorized as a current liability. The classification as a current liability results from defaults that occurred under such Senior Debt due to actions taken by ERS to realize upon indebtedness owed to it by APIC, and due to the adverse verdict in the Oahu Sugar V. Arakaki and Swift lawsuit described below. Under the Restructuring Agreement, effective as of December 29, 2000, among the Company, certain of the Company's subsidiaries and certain holders of Senior Debt affiliated with Northbrook, the parties agreed that the defaults described above would continue but that the Senior Debt holders would not exercise their remedies against the Company and its subsidiaries based upon those defaults until either ERS obtains a judgment against or attempts to exercise remedies against APIC or its assets or unless necessary to protect their superior rights under the Senior Debt against the plaintiffs in the Swift/Arakaki lawsuit. It is anticipated that the claims of the holders of the Senior Debt will be resolved in the Reorganization Case as to the Debtors. As to entities that are not Debtors but that are liable on the Senior Debt, there can be no assurance that the Senior Debt holders will not pursue their remedies under the Senior Debt, either because of actions by ERS or the opponents in the Swift/Arakaki lawsuit or because of additional defaults arising under the Senior Debt.

     During the year ended December 31, 2000, the Company borrowed approximately $5,576 from Northbrook for the Mandatory Base Interest payments related to the COLAs due in 2000. During the year ended
December 31, 2000, the Company borrowed an additional $4,300 from Northbrook to fund capitalizable property development and agriculture disbursements. The borrowings were repaid with interest in January 2001. To the extent that Northbrook or its affiliates made such borrowings available to the Company during 2000, any such borrowings were required
(i) to be "Senior Indebtedness" (as defined in the Indenture), (ii) to accrue interest at the rate of prime plus 1%, and (iii) to have principal and interest fully repayable by February 28, 2001 (see note 4 for a description of the amendments to such notes). Moreover, as a condition to the additional Senior Debt loans made by Northbrook and its affiliates commencing in 1999, the Company has agreed to make all of the remaining unencumbered real and personal property assets of the Company security for all of the Senior Debt held by Northbrook and its affiliates. All such Senior Debt, which as of December 31, 2001 had an outstanding balance of principal and accrued interest of approximately $186,108, is senior in priority to the COLA's and is guaranteed by each of AHI's significant subsidiaries (except Waikele Golf Club, Inc. due to provisions of the third party debt owed by that Company prior to its sale of the Waikele Golf Club in December 2001).

     Material legal proceedings of the Company are described below. In proceedings where a Debtor is a defendant, such proceedings have been stayed as to such Debtor by the filing of the Reorganization Case. Proceedings against subsidiaries or affiliates of AHI that are not Debtors may proceed.

     APIC is the primary borrower under a $66,000 loan made by the ERS in 1991. The loan, which has a current balance of approximately $75,000, is secured by the RKGC (and certain adjacent lands). Substantially all of APIC's assets consist of the property that is security for the loan. The loan matured in June 2001 and has not been extended, despite efforts of the borrowers to obtain such an extension as described below.

     Due to insufficient cash flow generated by the RKGC and because of disagreements with the lender over, among other things, lender's failure
(i) to consent to a grant of required easements in order for the Company to develop and market its adjoining properties and (ii) to release adjacent lands that are not related to the golf course operations from the mortgage, as required under the loan documents, the Company did not pay the required interest payments due in 2000 on the loan secured by these golf courses. ERS then issued a default notice and instituted a foreclosure action in August 2000 (Employees' Retirement System of the State of Hawaii v. Amfac/JMB Hawaii, L.L.C., et. al., Civil No. 00-1-2597-08, First Circuit Court, State of Hawaii). Pursuant to an agreement between the lender and the borrowers, the borrowers paid approximately $3,800 in September 2000 to the ERS for a portion of the past due interest amounts and the ERS agreed to temporarily suspend its action to realize upon its security while the parties attempted to negotiate a definitive agreement to extend the loan beyond its June 30, 2001 maturity date. Efforts of the borrowers to negotiate such an agreement broke down in December 2001, only after Northbrook, an affiliate of APIC that had no obligations under the loan) had funded certain minimum interest payments (together with the ERS' legal fees and other related costs). In January 2002, ERS recommenced its foreclosure action, which the borrowers are contesting. The borrowers have also brought counterclaims against ERS relative to the lender's defaults described above, which defaults have caused the Company substantial damages relating to its efforts to sell either the unrelated parcels that the ERS refused to release from the mortgage or other land parcels that required easements and other rights to which the ERS was required to consent.

     The borrowers' counterclaims against the ERS in such litigation assert, among other things, that because of the refusal of the ERS to perform in accordance with the loan documents and grant the required consents and releases, dating back to the inception of the loan, the Company suffered damages over time relating to various development projects and sale transactions that the Company consummated or attempted to consummate since 1991. Also alleged is that these refusals and the interference of the ERS with the Company's legitimate development efforts was intended by ERS to give the ERS leverage over the Company's development and land sale activities to the benefit of ERS, not to protect the ERS' bargained for security for its loan on the RKGC. Some projects were substantially delayed by the ERS' defaults and significant land sales were either substantially delayed or failed altogether. Income from sales was also adversely affected in addition to the expenses of development caused by the ERS' delays and refusals. In addition, the Company suffered significant damages relative to the costs of attorneys and other professionals that the Company was forced to pay (including those of ERS' attorneys and professionals) in its failed attempt to obtain the consents and releases. Failure to obtain the necessary easements promised by ERS could subject the Company to damages claims from landowners on parcels previously sold by the Company and, particularly, could significantly negatively impact the value and marketability of its remaining land parcel in Kaanapali Golf Estates, which requires such easements for access and to ensure that the parcel enjoys necessary water and drainage rights. As a consequence of the ERS' actions, the borrowers' counterclaims allege, among other things, that the ERS breached its duties under the contract, breached the ERS' implied covenant of good faith and fair dealing, fraudulently induced the borrowers to enter into the loan, acted in a fraudulent manner respecting its fiduciary relationship with the borrowers and/or acted in bad faith. The counterclaim seeks, among other thing, damages, attorney's fees and costs, and an order directing the ERS to provide the releases and consents required by the loan documents. There can be no assurance that defendants will prevail in the counterclaim or in the defense of ERS's attempt to realize on its security. On March 19, 2002, the court entered an order appointing a receiver for the property that is security for the loan, as well as for the golf course operations related thereto.

     If the borrowers do not achieve an extension of the loan through settlement discussions with the ERS, and the ERS is permitted to continue its foreclosure action, it is likely that the ERS will take title to the RKGC and APIC will have no further interest therein. There is also substantial likelihood that any such settlement will nevertheless result in a transfer of title to the RKGC to the ERS on terms acceptable to the borrowers. There can be no assurance as to the outcome of such litigation or any settlement negotiations.

     On October 31, 2001, Amfac Hawaii, LLC was named in a lawsuit entitled Lloyd Akiona, et al. v. Amfac/JMB Hawaii, LLC and AquaSource, Inc., Civil No. 01-1-05979, filed in the Circuit Court of the Second Circuit, State of Hawaii. Defendant Amfac Hawaii, LLC removed the case to federal court. In this action, six plaintiffs collectively seek approximately $191 in severance payments they allege they were entitled to as a result of the sale of the stock of Kaanapali Water Corporation to AquaSource, Inc. in March 1999. Plaintiffs seek damages, interest, attorneys' fees, and costs.

Defendant believes it has substantial defenses and intends to vigorously defend itself.

     On February 1, 2002, Transcend, Inc. filed a lawsuit entitled Transcend, Inc. v. Amfac/JMB Hawaii, Inc., et. al., Civ. No. 02-1-0287-02 in the First Circuit Court, State of Hawaii. Plaintiff alleges that it purchased six cane haul trucks and that defendant entities failed to make delivery. In this four count complaint for breach of contract, quantum meruit, conversion and trespass, plaintiff seeks general, special, and punitive damages. Plaintiff includes a monetary demand for $786 in the first count of the complaint, as well as a request for attorneys fees, costs, and further unspecified relief. Plaintiff names Amfac/JMB Hawaii, Inc. and Amfac Sugar Kauai as defendants, among others. Defendants have filed an answer denying the substantive allegations of the complaint. Defendants believe that they have meritorious defenses.

     On July 19, 2001, The Gutman Realty Company filed a lawsuit entitled Gutman Realty Company v. Amfac Property Investment Co., Civ. No. 01-1-0392(3), in the Second Circuit Court, State of Hawaii. In the suit, plaintiff allegedly seeks to recover unpaid rent for premises located at 2350 Kekaa Drive, Lahaina, Maui. The complaint alleges that the unpaid rent as of July 13, 2001 was $348 and seeks recovery of that amount with interest, any future rents owing from that date forward, reasonable attorneys fees, interest, costs, and any further relief that the court might deem just and proper. On October 9, 2001, Amfac Property Investment Corp. filed its answer denying the substantive allegations of the complaint and/or seeking an offset for any rents deemed to be lawfully owing and a counterclaim for unpaid managements fees and reimbursements arising out of the relationship between the parties. APIC intends to vigorously defend itself in this matter, but no assurances can be given that it or the Company will not incur liability in connection with this case.

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

Oahu Sugar obtained dismissals and directed verdicts on six of defendants' claims. The remaining portions of the complaint and counterclaim proceeded to a jury trial and verdict. On December 2, 1999, the jury denied Oahu Sugar relief on its remaining claims and awarded the defendants approximately $2,600 in damages on their counterclaim. On March 2, 2000, the trial court entered a judgment against Oahu Sugar for the $2,600 in damages awarded by the jury. In addition, the trial court awarded counterclaimants $751 in attorneys' fees, $28 in costs and $866 in prejudgment interest. Oahu Sugar's post trial motions for judgment as a matter of law and for a new trial were denied. Oahu Sugar filed a notice of appeal. The defendants began efforts to collect the amounts awarded to them. Defendants caused garnishee summons to be issued to various affiliated and unaffiliated entities. The defendants scheduled a debtor's examination for August 23, 2000 which was not concluded. The Hawaii Supreme Court scheduled the case for an appellate conference and mediation that was unsuccessful. Then, on January 3, 2001, the Hawaii Supreme Court entered an order dismissing the appeal. The Supreme Court held that it lacked jurisdiction over the appeal because the judgment entered on March 2, 2000 was legally defective in that it did not identify the claim for which judgment was entered or dismiss all of the other claims and counterclaims of the parties. In light of the order of the Hawaii Supreme Court, the parties filed legal briefs before the trial court to have the court determine, among other things, whether a corrected judgment consistent with the jury verdict may be entered as of March 2, 2000 or a new judgment order is required. After hearing the arguments of the parties, on March 19, 2001, the trial court ruled that it would not enter a corrected judgment as of March 2, 2000 and that a new judgment order will be required. On April 12, 2001, the court entered the new judgment order on the counterclaims providing for the payment of approximately $2,600 in damages, $730 in attorneys' fees, $28 in costs, $867 in prejudgment interest, and additional prejudgment interest from January 20, 2000 through April 12, 2001. From and after entry of the order, post-judgment interest will accrue on the unpaid balance at the statutory rate of ten percent per annum until paid in full. Oahu Sugar is pursuing an appeal and the opposing side has filed a cross appeal seeking further relief on any potential retrial of the matter. The case is fully briefed and awaits a decision by the Hawaii Supreme Court. Oahu Sugar continues to believe that it is entitled to affirmative relief on its complaint and that it has meritorious defenses to the counterclaim that it has pursued on appeal.
The Company, however, can provide no assurances that it will be successful in obtaining affirmative relief or overturning the verdict against Oahu Sugar. This verdict, if upheld, could have a material adverse effect on the Oahu Sugar's financial condition.

     On or about December 15, 2000, Oahu Sugar and Amfac Property Development Corp. ("APDC"), among others, were named in a lawsuit entitled Walter Arakaki and Steve Swift v. Oahu Sugar Company, Limited et al., Civil No. 00-1-3817-12, and filed in the Circuit Court of the First Circuit of Hawaii. In the complaint, as amended, plaintiffs seek a declaration that certain conveyances of real estate made by Oahu Sugar or APDC, since December 1996, were allegedly fraudulent transfers made in violation of the common law, the Hawaii fraudulent transfer act, and rights which they claim arose in connection with the claims they filed in Oahu Sugar v. Walter Arakaki and Steve Swift, Case No. 96-3880-09, discussed above (hereinafter, "underlying matter"). Plaintiffs seek, among other things, injunctive and declaratory relief, compensatory damages, punitive damages, orders of attachment against sales proceeds, voidance of certain transfers, foreclosure and other remedies in connection with various transfers of real estate made by Oahu Sugar to APDC, the Young Men's Christian Association of Honolulu ("YMCA"), and the Filipino Community Center, Inc. ("FCC"), among others, all over the years 1996-2000. The YMCA and FCC have also been named defendants in this action and have filed cross-claims for relief against Oahu Sugar and APDC for alleged breach of warranty of title, indemnity and contribution in connection with their respective transactions, and seeking, among other things, damages, attorneys' fees, costs, and prejudgment interest. Oahu Sugar and APDC have filed answers to the complaint, as amended, and the cross-claims. On May 3, 2001, plaintiffs filed an amended complaint dropping the remedy of foreclosure in connection with certain property transferred to the YMCA and adding various allegations including, without limitation, allegations regarding the final judgment entered in the underlying manner. The case is proceeding and the plaintiffs must file their pretrial statement on June 15, 2002. Oahu Sugar and APDC believe they have meritorious defenses and intend to pursue their defenses vigorously. However, there can be no assurances that this case, when once adjudicated, will not have a material adverse effect on the financial condition of Oahu Sugar or APDC.

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

     On May 10, 2000, Oahu Sugar was named in a civil action entitled, Albert and Marciana Kalaikai v. Oahu Sugar, et. al., pending in the Circuit Court of the First Circuit, State of Hawaii, Civil No. 00-1-1497-05. Pioneer Mill Company was named in this suit, but was not served. In this case, plaintiffs seek damages for alleged asbestos related injuries sustained, among other things, from exposure to asbestos-containing products over the course of in excess of forty years and at numerous locations including the Oahu Sugar mill site over the period of 1950-1960. The case is in the beginning stages of litigation and Oahu Sugar intends to defend itself vigorously.

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

     Oahu Sugar was also named a defendant in another alleged asbestos related personal injury action entitled, Anthony Fiori and Stella Fiori v. Raybestos-Manhattan, filed in the San Francisco County Superior Court, Case No. 304868, filed on or about July 13, 1999. In the complaint, plaintiffs sought $3,000 in economic and non-economic damages, as well as $1,000 in punitive damages, for injuries alleged sustained. The matter settled in July 2001 with a payment of $10 funded by one of Oahu Sugar's insurers.

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

     On or about February 23, 2001, Lihue Plantation Co., Ltd. received a similar letter from the HDOH assigning the Lihue Plantation Co., Ltd. site a high priority status based on HDOH's review of available environmental data. In the letter, HDOH identified four major areas of potential environmental concern including the Lihue herbicide mixing plant, the seed dipping plant, the settling pond and the Lihue Sugar Mill. While setting forth specific concerns, the HDOH reserved the right to designate still further areas of potential concern which might require further investigation and possible remediation. HDOH further reserved the right to modify its prioritization of the site should conditions warrant. As noted above, the high priority assignment will likely result in a high degree of oversight by the HDOH as the issues raised are studied and addressed.

     APDC has discovered chlorinated solvents in the groundwater at the former Oahu Sugar Waipahu Sugar Mill site. The contamination does not appear in high concentrations. APDC's recommendation for remediation using hydrogen-releasing compounds has been rejected by the HDOH. APDC may have to do further work at the site. At this point, APDC is unable to identify with certainty the treatment options, if any, that the HDOH may require or approve for the site, or the costs of same.

     As a result of an administrative order issued to Oahu Sugar Company by the Hawaii Department of Health, Order No. CH 98-0012, dated January 27, 1998, Oahu Sugar is currently engaged in environmental site assessment of lands it leased from the U.S. Navy and located on the Waipio Peninsula. Sampling is underway and the investigation is otherwise still in its preliminary stages.

     Other than as described above, the Company is not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to its business. The Company and/or certain of its affiliates have been named as defendants in several pending lawsuits. While it is impossible to predict the outcome of such routine litigation that is now pending (or threatened) and for which the potential liability is not covered by insurance, the Company is of the opinion that the ultimate liability from any of this litigation will not materially adversely affect the Company's consolidated results of operations or its financial condition.

     The Company is also involved in other various matters of ordinary routine litigation and claims. Management, after consultation with legal counsel, is of the opinion that the Company's liability (if any) for these routine matters, when ultimately determined, will not have a material adverse effect on the Company's financial position.

     The Company's property segment had contractual commitments (related to project costs) of approximately $3,787 as of December 31, 2001. Additional development expenditures are dependent upon the outcome of the Reorganization Case (see discussion of Reorganization Case).

     As of December 31, 2001, certain portions of the Company's land not currently under development are mortgaged as security for $549 of performance bonds related to property development.


(11) INCOME TAXES

     Total income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 was allocated as follows:

                                         2001       2000        1999
                                       --------   --------    --------
  Income (loss) before extra-
    ordinary gain. . . . . . . . . .   $(15,619)   (43,708)    (20,048)
  Extraordinary gain . . . . . . . .      4,155      --          7,203
                                       --------   --------    --------
                                       $(11,464)   (43,708)    (12,845)
                                       ========   ========    ========

     Income tax expense (benefit) for the years ended December 31, 2001, 2000 and 1999 consists of:
                                        Current   Deferred      Total
                                       --------   --------    --------
Year ended December 31, 2001:
  U.S. federal . . . . . . . . . . .   $  3,209    (16,425)    (13,216)
  State. . . . . . . . . . . . . . .        583     (2,986)     (2,403)
                                       --------   --------    --------
                                       $  3,792    (19,411)    (15,619)
                                       ========   ========    ========
Year ended December 31, 2000:
  U.S. federal . . . . . . . . . . .   $ (9,946)   (27,038)    (36,984)
  State. . . . . . . . . . . . . . .     (1,808)    (4,916)     (6,724)
                                       --------   --------    --------
                                       $(11,754)   (31,954)    (43,708)
                                       ========   ========    ========
Year ended December 31, 1999:
  U.S. federal . . . . . . . . . . .   $ (6,167)   (10,797)    (16,964)
  State. . . . . . . . . . . . . . .     (1,121)    (1,963)     (3,084)
                                       --------   --------    --------
                                       $ (7,288)   (12,760)    (20,048)
                                       ========   ========    ========

     The 2001 current income tax expense reflects the reclassification of temporary differences recognized for income tax reporting purposes. In 1999, income tax expense related to the Class B COLA redemption approximated $7,203. Of this amount, approximately $2,009 was attributable to current taxes related to the redeemed Class B COLAs from non-affiliated COLA holders, and, accordingly, was not indemnified by Northbrook through tax sharing agreement in effect through December 31, 2000 (see note 5). Current income tax benefit attributable to the Class B COLAs, redeemed from affiliated COLA holders, of approximately $545 was indemnified by Northbrook and, accordingly, was included with the 1999 current tax benefit of $7,833 attributable to loss before extraordinary gain to derive the 1999 capital contribution related to current income taxes.

     Income tax benefit differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax loss as a result of the following:

                                         2001       2000        1999
                                       --------   --------    --------

Computed "expected" tax benefit. . .   $(21,608)   (33,428)    (17,915)
Increase (reduction) in income
 taxes resulting from:
  Net loss from unconsolidated
   subsidiary. . . . . . . . . . . .      1,239      --          --
  Pension and Core Retirement
   Award expense . . . . . . . . . .         40      3,504         152
  Reversal of income tax accruals. .      --        (9,639)      --
  IRS audit adjustments. . . . . . .        572      --          --
  State income taxes, net of
   federal income tax benefit. . . .     (2,248)    (4,483)     (2,056)
Other, net . . . . . . . . . . . . .         94        680        (229)
Charitable deduction of
  appreciated property . . . . . . .      --          (342)      --
Valuation allowance on deferred
  tax asset. . . . . . . . . . . . .      6,292      --          --
                                       --------   --------    --------
     Total . . . . . . . . . . . . .   $(15,619)   (43,708)    (20,048)
                                       ========   ========    ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Prior to AF Investors' capital contribution to APIC in return for 83.33% of the shares of APIC in December 2000, the net deferred tax liability included approximately $15,000 of temporary differences related to APIC's assets and liabilities. As a result of such transaction such amount is no longer included in the consolidated financial statements as a deferred tax liability but reflected at 16.67% in the Company's Investment in unconsolidated entity, at equity. The net deferred income tax liability originally reported as of December 31, 2000 has been increased by $16,658 to reflect adjustments for financial reporting purposes to the tax basis of certain assets and liabilities. Significant components of the Company's deferred tax liabilities and assets as of December 31, 2001 and 2000 are as follows:
                                                    2001        2000
                                                  --------    --------

Deferred tax (assets):
 Postretirement benefits . . . . . . . . . . . .  $(12,916)    (16,159)
 Interest accruals . . . . . . . . . . . . . . .    (2,237)        116
 Cancellation of Debt Income on
   COLA tenders. . . . . . . . . . . . . . . . .    (4,764)     (5,059)
 Other accruals. . . . . . . . . . . . . . . . .    (4,157)     (2,800)
 Inventories, principally due to
    sugar production costs, capitalized
    costs, capitalized interest and
    purchase accounting adjustments. . . . . . .    (1,097)        439
Plant and equipment, principally due to
  valuation adjustments for financial
  reporting purposes . . . . . . . . . . . . . .     1,371       3,312
Deferred gains for financial reporting
  purposes . . . . . . . . . . . . . . . . . . .    (2,222)     (2,756)
Investments in unconsolidated entities,
  principally due to purchase accounting
  adjustments. . . . . . . . . . . . . . . . . .      (277)       (304)
Net operating loss carryforwards . . . . . . . .    (6,292)      --
Valuation allowance for deferred assets. . . . .     6,292       --
                                                  --------    --------
       Total deferred tax assets . . . . . . . .   (26,299)    (23,211)
                                                  --------    --------
 Deferred tax liabilities:
  Accounts receivable related to profit
    on sales of sugar. . . . . . . . . . . . . .       386         934
 Land and land improvements, principally
   due to purchase accounting adjustments. . . .    34,516      46,136
                                                  --------    --------
     Total deferred tax liabilities. . . . . . .    34,902      47,070
                                                  --------    --------
     Net deferred tax liability. . . . . . . . .  $  8,603      23,859
                                                  ========    ========

     The statutes of limitations with respect to Northbrook's tax returns for the years 1998 through 2001 remain open. The Company is a subsidiary of Northbrook and accordingly is subject to tax liability exposure due to the several nature of the liability for the payment of taxes for entities filing consolidated tax returns and will generally be protected for years through 2000 by Northbrook respecting the tax liabilities for such years generated by Northbrook and its consolidated affiliates rather than the Company.

     For taxable years commencing in 2001, the Company will be responsible for paying their own income taxes on taxable income generated in 2001 and thereafter.

(12) SEGMENT INFORMATION

     Property, Agriculture and Golf comprised the separate industry segments of the Company during the reporting period. Operating income
(loss)-Other consists primarily of unallocated overhead expenses and Total assets-Other consists primarily of cash and deferred expenses.

     Total revenues, operating income (loss), assets, capital expenditures, and depreciation and amortization by industry segment for 2001, 2000 and 1999 are set forth below:

                                         2001       2000        1999
                                       --------   --------    --------
  Revenues:
    Property . . . . . . . . . . . .   $ 50,636     37,850      22,181
    Agriculture. . . . . . . . . . .      4,252     22,283      30,074
    Golf . . . . . . . . . . . . . .      4,175     14,990      14,832
                                       --------   --------    --------
                                       $ 59,063     75,123      67,087
                                       ========   ========    ========
  Operating income (loss):
    Property:
      Reduction to carrying value
        of investments in real
        estate . . . . . . . . . . .   $(13,725)   (15,853)    (11,360)
      Other. . . . . . . . . . . . .      1,471     (1,435)       (801)
    Agriculture:
      Reduction in carrying value
        of assets in sugar
        operations . . . . . . . . .     (4,384)   (22,000)      --
      Other. . . . . . . . . . . . .        642    (22,425)    (11,971)
    Golf . . . . . . . . . . . . . .        120      3,884       4,039
    Other. . . . . . . . . . . . . .     (5,552)    (1,557)     (1,760)
                                       --------   --------    --------
                                       $(21,428)   (59,386)    (21,853)
                                       ========   ========    ========
  Total assets:
    Property . . . . . . . . . . . .   $ 67,410    102,408      96,937
    Agriculture. . . . . . . . . . .     64,760     90,147     169,433
    Golf . . . . . . . . . . . . . .      --        29,969      76,893
    Other. . . . . . . . . . . . . .     21,819     29,763      16,431
                                       --------   --------    --------
                                       $153,989    252,287     359,694
                                       ========   ========    ========
  Capital expenditures:
    Property . . . . . . . . . . . .   $     13        108       1,374
    Agriculture. . . . . . . . . . .         20      2,642       1,348
    Golf . . . . . . . . . . . . . .        499        239         332
    Other. . . . . . . . . . . . . .      --            21       --
                                       --------   --------    --------
                                       $    532      3,010       3,054
                                       ========   ========    ========
  Depreciation and amortization:
    Property . . . . . . . . . . . .   $     86        339         614
    Agriculture. . . . . . . . . . .      1,924      2,931       3,590
    Golf . . . . . . . . . . . . . .        839      1,318       1,315
    Other. . . . . . . . . . . . . .      --             5         137
                                       --------   --------    --------
                                       $  2,849      4,593       5,656
                                       ========   ========    ========

     The above information includes the results of operations of the two Kaanapali Golf Courses for the two years ending December 31, 2000. Total assets above do not reflect assets relating to the two courses as of December 31, 2001 and 2000 (see note 3). The above information also includes the results of operations of the Waikele Golf Club during all three years; however, total assets above do not reflect assets relating to the Waikele Golf Club as of December 31, 2001.

(13) SUBSEQUENT EVENTS

     See Notes 6 and 10 for additional subsequent events disclosure.

     Effective January 31, 2002, Mr. Ashmore resigned as President of significant subsidiaries of the Company. The Company named Gary Nickele as his replacement.

     On February 27, 2002, AHI, certain of the Additional Registrants and certain other subsidiaries and affiliates (collectively, the "Debtors") of AHI filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. These petitions have been consolidated for joint administration as a single case (the "Reorganization Case") in the U.S. Bankruptcy Court for the Northern District of Illinois. The Debtors filed their petitions in order to enable it to restructure its debt and convert substantial portions thereof to equity in an attempt to successfully reorganize with a manageable balance sheet.

     On February 28, 2002, an interest payment (representing Mandatory Base Interest through February 28, 2002) of approximately $2,788 on the COLAs was not paid.

(14)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                2001
                           ----------------------------------------------
                            At 3/31     At 6/30     At 9/30     At 12/31
                           ----------  ----------  ----------  ----------
Total income . . . . . . . $   23,239       6,705      28,059       1,955
                           ==========  ==========  ==========  ==========

Net earnings (loss). . . . $   (4,699)     (3,972)    (31,971)      1,022
                           ==========  ==========  ==========  ==========


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
                           ==========  ==========  ==========  ==========

                                                           Schedule II

                             AMFAC HAWAII, LLC

                     Valuation and Qualifying Accounts

               Years ended December 31, 2001, 2000 and 1999

                          (Dollars in Thousands)


                          Additions   Additions
              Balance at  Charges to  Charges to             Balance at
              Beginning   Cost and     Other                     End
Description   of Period   Expenses    Accounts   Deductions   of Period
-----------   ----------  ----------  ---------- ----------  ----------

Year ended December 31, 2001:
----------------------------
 Allowance for
  doubtful
  accounts:
   Trade
    accounts     $  536         --          --          82         454
   Claims and
    other          --           --          --         --          --
                 ------       -----       -----      -----       -----
                 $  536         --          --          82         454
                 ======       =====       =====      =====       =====


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
                 ======       =====       =====      =====       =====

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND
         FINANCIAL DISCLOSURE

     There were no changes in or disagreements with the accountants during the fiscal years 2001 and 2000.


                                 PART III

ITEM 10.  MANAGERS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    As of March 15, 2002, the manager, executive officers and certain other officers of the Company were as follows:

                                          Position
                                          Held with
         Name                             the Company
      ----------                          ------------

      Judd D. Malkin                      Chairman
      Neil G. Bluhm                       Vice Chairman
      Gary Nickele                        Manager and President
      Peggy H. Sugimoto                   Senior Vice President and
                                          Chief Financial Officer
      Tamara G. Edwards                   Vice President

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

     The foregoing manager has been elected to serve until a successor is elected and qualified.

     There are no arrangements or understandings between or among any of said manager or officers and any other person pursuant to which any manager or officer was selected as such.

     The business experience during the past five years of the manager and such officers of the Company includes the following:

     Judd D. Malkin (age 64) has been Chairman of the Company since 1988, Mr. Malkin is also Chairman of the Board of JMB, an officer and/or director of various JMB affiliates and an individual general partner of several publicly offered real estate limited partnerships affiliated with JMB.
Mr. Malkin has been associated with JMB since October 1969. Mr. Malkin was also Co-Chairman of the Board of Directors (from its inception in 1993 until November 2000) of Urban Shopping Centers, Inc., a real estate investment trust in the business of owning, managing and developing shopping centers. He is a Certified Public Accountant.

     Neil G. Bluhm (age 64) has been Vice Chairman of the Company since 1994. Mr. Bluhm held various other officer positions with the Company from 1988 through 1993 and served as a Director from November 1989 to January 1994. Mr. Bluhm is also President and director of JMB, an officer and/or director of various JMB affiliates and an individual general partner of several publicly offered real estate limited partnerships affiliated with JMB. Mr. Bluhm has been associated with JMB since August 1970. Mr. Bluhm was a Co-Chairman of the Board of Directors of Urban Shopping Centers, Inc. (from its inception in 1993 until December 2000) that is a real estate investment trust in the business of owning, managing and developing shopping centers. He is a member of the Bar of the State of Illinois and a Certified Public Accountant.

     Gary Nickele (age 49) has been Manager of the Company since August, 2000 and President since February 2001. Mr. Nickele has been associated with JMB since February, 1984. He holds a J.D. degree from the University of Michigan Law School and is a member of the Bar of the State of Illinois.

     Peggy H. Sugimoto (age 51) has been Senior Vice President and Chief Financial Officer of the Company since 1994 and had been Manager from August 1996 to February 1999. Ms. Sugimoto has been associated with the Company since 1976. She is a Certified Public Accountant.

     Tamara G. Edwards (age 47) has been Vice President of the Company since August 1996. Ms. Edwards has been President of several of the subsidiaries since March 1997. Ms. Edwards served as Senior Counsel for the Company from 1995 through 1997. She was also formerly a Manager of the Company and Director of certain of its subsidiaries. She is a member of the Bar of California and Florida.

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


                        SUMMARY COMPENSATION TABLE

                        Annual Compensation (1)(3)
                        ---------------------------
                                                               Other
                                                              Annual
                                                             Compensa-
                   Principal               Salary     Bonus    tion
Name (2)           Position         Year     ($)       ($)      ($)
---------------    ---------       -----   -------   ------  ---------

Gary Nickele (4)   President
                   and Manager      2001   172,300     N/A      N/A

Gary Grottke (4)   President        2001    69,200     N/A    405,000
                   and Manager      2000   378,000     N/A      N/A
                                    1999   325,000     N/A      N/A

Peggy Sugimoto     Senior Vice      2001   160,000   50,000     N/A
                   President        2000   155,000   50,000     N/A
                                    1999   145,000   45,000     N/A

Tamara G. Edwards  Vice President   2001   250,000   41,500     N/A
                   and Manager      2000   250,000  115,000     N/A
                                    1999   150,000  100,000     N/A

Jeff Ashmore       President of     2001   225,000   90,000     N/A
 (5)               significant      2000   159,375     N/A      N/A
                   subsidiaries     1999       N/A     N/A      N/A

Scott Nunokawa     President of a   2001       N/A      N/A     N/A
 (6)               significant      2000    93,750     --     112,500
                   subsidiary       1999   135,000     --       N/A
----------

      (1) The Company does not have a compensation committee. During 2001, Mr. Malkin and Mr. Nickele participated in the deliberations concerning executive officer compensation. During 2000 and 1999, Mr. Malkin and Mr. Grottke participated in the deliberations concerning executive officer compensation.

      (2) Includes CEO and 4 most highly compensated executives whose salary and bonus exceed $100,000.

      (3) Salary amounts for Mr. Grottke and Mr. Nickele represent the portion of total compensation allocated and charged to the Company by Northbrook or its affiliates.

      (4) Mr. Nickele became President and Manager upon Mr. Grottke's resignation effective February 23, 2001.

      (5) As Mr. Ashmore was hired by the Company during 2000, the salary amount disclosed in 2000 in the above table is the amount earned for the partial year of employment with the Company. Mr. Ashmore's annualized salary in 2000 had he been employed by the Company for the entire year was $225,000.

      (6) As Mr. Nunokawa was hired by the Company during 1998 and resigned in 2000, the salary amounts disclosed in 2000 in the above table are the amounts earned for the partial year of employment with the Company.

Mr. Nunokawa's annualized salary in 2000 had he been employed by the Company for the entire year was $150,000.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

     All of the outstanding membership interests of Amfac Hawaii, LLC are owned by Northbrook. Substantially all of the shares of Northbrook are owned by Pacific Trail Holdings, LLC (fka Amfac Holdco, LLC), a Delaware limited liability company ("Pacific Trail"), which was formed as a holding company by the former Northbrook shareholders during 2000. Approximately 6.4% of the membership interests of Pacific Trail are owned by JMB and approximately 90.2% are owned directly or indirectly by individuals who are shareholders or employees of JMB or members of their families (or trusts for their benefit). The remaining membership interests are owned by third parties that are not related to JMB. Randi Malkin Steinberger, Stephen Malkin and Barry Malkin, individually or through trusts which they control, each have beneficial ownership of approximately 9.7% of the membership interest of Pacific Trail. Leslie Bluhm, Andrew Bluhm and Meredith Bluhm, individually or through trusts which they control, each have beneficial ownership of approximately 10.0% of the membership interests of Pacific Trail. Kathleen Schreiber, in her capacity as trustee of various trusts for the benefit of members of her family, which trusts comprise the managing partners of a partnership which owns membership interests in Pacific Trail, has beneficial ownership of approximately 6.1% of the membership interests in Pacific Trail. Stuart Nathan, a director and shareholder of JMB, and his children, Scott Nathan and Robert Nathan, collectively have beneficial ownership of approximately 5.1% of the membership interests in Pacific Trail; each of them, primarily by virtue of their status as general partners of partnerships which own such shares would also be considered to individually have beneficial ownership of substantially all of such shares.

     The approximately 83% of APIC that is not owned by Amfac Hawaii, LLC is ultimately owned, through intermediate entities, in substantially the same manner as Northbrook.



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

     In February 1997, the then outstanding balance of the Senior Debt, was consolidated under a single $104.8 million ten year promissory note, payable to Northbrook. In addition, in February 1997, the Company borrowed additional amounts from Northbrook's affiliate FHT under a $30 million revolving credit note. In 1998, the $104.8 million note was replaced by two nine-year notes: (i) a $99.6 million note, and (ii) a $15 million note (with an initial balance of $7.9 million). The $99.6 million note was transferred by Northbrook to FHT in 1998, and later in 1998, FHT sold the $30 million note to Northbrook. These notes were payable interest only until maturity, had a maturity date of February 17, 2007 and accrued interest at the prime rate plus 2%.

     As of December 31, 1998, the Company agreed to exercise its option to redeem the Class B COLAs that would be "put" to a wholly-owned subsidiary of Northbrook for repurchase in partial consideration for (a) the agreements by the Company's affiliates, Fred Harvey Transportation Company ("Fred Harvey") and AF Investors, to defer until December 31, 2001 all interest accruing from January 1, 1998 through December 31, 2001 and relating to the approximately $99.6 million of Senior Indebtedness of the Company then owing to Fred Harvey and the approximately $47.7 million of Senior Indebtedness of the Company then owing to AF Investors (see below); and (b) Northbrook agreeing to cause approximately $55.1 million of the Company's indebtedness that was senior to the COLAs to be contributed to the capital of the Company. The redemption was completed on June 1, 1999. In connection with the foregoing deferral of interest and contribution of capital, the Company agreed to allow the Senior Debt held by Northbrook and its affiliates to be secured by substantially all assets of the Company to the extent such security was requested by Northbrook and its affiliates and was permitted under any other secured debt of the Company held by third parties. In connection therewith, Northbrook and its affiliates have obtained mortgages or other security interests in substantially all of the real and personal property of the Registrants other than the golf course properties. The deferral of interest, together with this contribution to capital, were made as part of the Company's effort to alleviate significant liquidity constraints and continue to meet the Value Maintenance Ratio requirement under the Indenture. As discussed above, effective
December 29, 2000, the Company entered into a restructuring agreement with the certain other parties, including the holders of the Senior Debt by which Northbrook made additional capital contributions to the Company to total approximately $25 million (including $10 million related to employee termination costs) and agreed to contribute an additional portion of the Senior Debt to the Company, with a balance of principal and interest of $25 million as of such date, on December 31, 2006, so long as the new tax agreement entered into under the Restructuring Agreement is still in force.

     On May 25, 1999, the Company borrowed approximately $21.3 million from AF Investors, an affiliate of the Company, to redeem a portion of the Class B COLAs pursuant to the Class B COLA Redemption Offer (see Note 5). Additionally, AF Investors submitted Class B COLAs pursuant to the Class B Redemption Offer and agreed to take back senior debt in the amount of $26.4 million from the Company in lieu of cash. Pursuant to the terms of the Indenture, such amount borrowed from AF Investors are Senior Indebtedness that matures on December 31, 2008 and bears interest at a rate per annum of prime (4.75% at December 31, 2001) plus 1% (note deferral of interest discussions in Note 4). Under the terms of the note, additional interest may be payable on such Senior Indebtedness upon its maturity based upon fair market value, if any, of the Company's equity at that time. Such Senior Indebtedness matures on December 31, 2008 and bears interest at a rate per annum equal to prime plus 1% (note deferral of interest discussion in Note 4). Additional interest may be payable on such senior debt upon its maturity based upon its fair market value, if any, of the Company's equity at that time.

     In September 1998, the Company purchased TPI 50% ownership interest in the 96-acre beachfront parcel (commonly referred to as Kaanapali North Beach) for $12.0 million. The Company paid $2.4 million in cash and signed a note for $9.6 million. The note was secured by a mortgage on the property and was in favor of TPI and is "Senior Indebtedness" (as defined in the Indenture). The note was payable in five annual installments in the principal amount of $1.9 million beginning in September 1999. The note bore interest of 8.5% and was payable quarterly. In October 2000, an affiliate of Northbrook purchased the note for the outstanding principal and accrued interest aggregating approximately $5.6 million. On
December 29, 2000, the note was amended to require quarterly interest payments beginning March 31, 2001. Though the note as so amended is a demand note, it also provided for two scheduled principal payments of $2.7 million each in September of 2002 and 2003 (see Note 4 for further description of such amendment) to the extent that payment of such amounts had not earlier been demanded by the holder. In October 2001, Northbrook purchased the note from its affiliate for the outstanding principal and accrued interest aggregating approximately $5.5 million and also demanded a principal payment of $2.3 million which was paid by the Company in October 2001. The note remains secured by the Company's 50% undivided interest in the property still owned by the Company at Kaanapali North Beach, with such entire also mortgaged as security for other Senior Debt.

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

     The total amount due Northbrook and its subsidiaries for Senior Debt financing as of December 31, 2001 and $186.1 million, which includes deferred interest to affiliates on senior debt of approximately $46.1 million (all of which has been deferred, as described in Note 4). Under the terms of the Indenture, the amounts borrowed from Northbrook or its affiliates are "Senior Indebtedness" to the COLAs.

     The Company incurred interest expense of approximately $16 million, $20.2 million and $14.1 million for the years ended 2001, 2000 and 1999, respectively, in connection with the acquisition and additional Senior Debt financing obtained from affiliates.

     With respect to any calendar year, JMB or its affiliates may receive a Qualified Allowance in an amount equal to 1-1/2% per annum of the Fair Market Value (as defined) of the gross assets of the Company and its subsidiaries (other than cash and cash equivalents and Excluded Assets (as defined)) for providing certain advisory services for the Company. The aforementioned advisory services, which are provided pursuant to a 30-year Services Agreement entered into between the Company and JMB in November 1988, include making recommendations in the following areas: (i) the construction and development of real property; (ii) land use and zoning changes; (iii) the timing and pricing of properties to be sold; (iv) the timing, type and amount of financing to be incurred; (v) the agricultural business; and, (vi) the uses (agricultural, residential, recreational or commercial) for the land. Due to the filing of the Reorganization Case, the Company does not expect to pay JMB any Qualified Allowance but continues to receive services from JMB under the Services Agreement.

     The Company, its subsidiaries and their joint ventures, reimburse Northbrook, JMB and their affiliates for direct expenses incurred on their behalf, including salaries and salary related expenses incurred in connection with the management of the Company's or its subsidiaries and the joint ventures' operations. The total of such costs through December 31, 2001, 2000 and 1999 was $1.5 million, $.9 million and $.8 million, respectively, (in November 2001, approximately $1.5 million of such amounts due to affiliates was paid by the Company) of which $0.2 million was unpaid as of December 31, 2001. In addition, as of December 31, 2001, the current portion of amounts due affiliates includes approximately $9.1 million and $2 million of income tax payable related to the Class A Redemption Offer and Class B COLA Redemption Offer, respectively. Also, the Company pays a non-accountable reimbursement of approximately $.03 million per month to JMB or its affiliates in respect of general overhead expense, all of which was paid as of December 31, 2001.

     JMB Insurance Agency, Inc. an affiliate of JMB, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those available to the Company in similar dealings with unaffiliated third parties. The total of such commissions for the years ended December 31, 2001, 2000 and 1999 was approximately $.3 million, $.4 million and $.6 million, all of which was paid as of December 31, 2001.

     Northbrook and its affiliates allocated certain charges for services to the Company based upon the estimated level of services for the years ended December 31, 2001, 2000 and 1999 of approximately $0.1 million, $0.6 million and $0.7 million, respectively, (in November 2001, approximately $0.5 million of such amounts due to affiliates was repaid by the Company) of which $0.3 million was unpaid as of December 31, 2001. The affiliated charges for the years ended December 31, 2001, 2000 and 1999 were offset by $0.006 million, $.04 million and $.08 million, respectively, of certain charges for certain expenditures paid by the Company for Northbrook. These services and costs are intended to reflect the Company's separate costs of doing business and are principally related to the inclusion of the Company's employees in the Northbrook pension plan, payment of severance and termination benefits and reimbursement for insurance claims paid on behalf of the Company. All amounts described above, deferred or currently payable, do not bear interest and are expected to be paid in future periods.

     The COLA Units still held by AF Investors remain outstanding pursuant to the terms of the Indenture. Except as provided in the last sentence of this paragraph, AF Investors is entitled to the same rights and benefits of any other holder of COLA Units. Because AF Investors is an affiliate of the Company, AF Investors will not be able to participate in determining whether the holders of the required principal amount of debt under the Indenture have concurred in any direction, waiver or consent under the terms of the Indenture, and they will not be entitled to participate in any direction to the Trustee relating to the Reorganization Case.

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

      (b) Reports on Form 8-K: The following reports on Form 8-K were filed during the last quarter of the period covered by this report

                  Amfac Hawaii, LLC's report on Form 8-K for December 14,
            2001 (File No. 33-24180) describing the sale of the Waikele Golf Club was filed.

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


                              AMFAC HAWAII, LLC



                              By:   Gailen J. Hull
                                    Senior Vice President
                              Date: March 25, 2002


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Gary Nickele
                                    President and Manager
                              Date: March 25, 2002



                              By:   Peggy Sugimoto
                                    Senior Vice President
                              Date: March 25, 2002



                              By:   Gailen J. Hull
                                    Senior Vice President and
                                    Principal Accounting Officer
                              Date: March 25, 2002

                                SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMFAC LAND COMPANY, LTD.



                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 25, 2002


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Gary Nickele
                                    Vice President and Director
                              Date: March 25, 2002



                              By:   Tamara G. Edwards
                                    President
                              Date: March 25, 2002



                              By:   Peggy Sugimoto
                                    Vice President
                              Date: March 25, 2002



                              By:   Gailen J. Hull
                                    Vice President and
                                    Principal Accounting Officer
                              Date: March 25, 2002

                                SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMFAC PROPERTY DEVELOPMENT CORP.



                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 25, 2002


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Gary Nickele
                                    Vice President and Director
                              Date: March 25, 2002



                              By:   Tamara G. Edwards
                                    President
                              Date: March 25, 2002



                              By:   Peggy Sugimoto
                                    Senior Vice President - Finance
                              Date: March 25, 2002



                              By:   Gailen J. Hull
                                    Vice President and
                                    Principal Accounting Officer
                              Date: March 25, 2002

                                SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              AMFAC PROPERTY INVESTMENT CORP.



                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 25, 2002


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Gary Nickele
                                    Vice President and Director
                              Date: March 25, 2002



                              By:   Tamara G. Edwards
                                    President
                              Date: March 25, 2002



                              By:   Peggy Sugimoto
                                    Senior Vice President - Finance
                              Date: March 25, 2002



                              By:   Gailen J. Hull
                                    Vice President and
                                    Principal Accounting Officer
                              Date: March 25, 2002

                                SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              H. HACKFELD & CO., LTD.



                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 25, 2002


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Gary Nickele
                                    President and Director
                              Date: March 25, 2002



                              By:   Tamara G. Edwards
                                    Vice President
                              Date: March 25, 2002



                              By:   Peggy Sugimoto
                                    Vice President
                              Date: March 25, 2002



                              By:   Gailen J. Hull
                                    Vice President and
                                    Principal Accounting Officer
                              Date: March 25, 2002

                                SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              KAANAPALI ESTATE COFFEE, INC.



                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 25, 2002


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Gary Nickele
                                    President and Director
                              Date: March 25, 2002



                              By:   Peggy Sugimoto
                                    Vice President
                              Date: March 25, 2002



                              By:   Gailen J. Hull
                                    Vice President and
                                    Principal Accounting Officer
                              Date: March 25, 2002

                                SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              KEKAHA SUGAR COMPANY, LIMITED



                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 25, 2002


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Gary Nickele
                                    President and Director
                              Date: March 25, 2002



                              By:   Peggy Sugimoto
                                    Vice President
                              Date: March 25, 2002



                              By:   Gailen J. Hull
                                    Vice President and
                                    Principal Accounting Officer
                              Date: March 25, 2002

                                SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              THE LIHUE PLANTATION COMPANY, LIMITED



                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 25, 2002


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Gary Nickele
                                    President and Director
                              Date: March 25, 2002



                              By:   Peggy Sugimoto
                                    Vice President
                              Date: March 25, 2002



                              By:   Gailen J. Hull
                                    Vice President and
                                    Principal Accounting Officer
                              Date: March 25, 2002

                                SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              OAHU SUGAR COMPANY, LIMITED



                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 25, 2002


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Gary Nickele
                                    President and Director
                              Date: March 25, 2002



                              By:   Tamara G. Edwards
                                    Vice President
                              Date: March 25, 2002



                              By:   Peggy Sugimoto
                                    Vice President
                              Date: March 25, 2002



                              By:   Gailen J. Hull
                                    Vice President and
                                    Principal Accounting Officer
                              Date: March 25, 2002

                                SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PIONEER MILL COMPANY, LIMITED



                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 25, 2002


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Gary Nickele
                                    President and Director
                              Date: March 25, 2002



                              By:   Peggy Sugimoto
                                    Vice President
                              Date: March 25, 2002



                              By:   Gailen J. Hull
                                    Vice President and
                                    Principal Accounting Officer
                              Date: March 25, 2002

                                SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              PUNA SUGAR COMPANY, LIMITED



                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 25, 2002


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Gary Nickele
                                    President and Director
                              Date: March 25, 2002



                              By:   Tamara G. Edwards
                                    Vice President
                              Date: March 25, 2002



                              By:   Peggy Sugimoto
                                    Vice President
                              Date: March 25, 2002



                              By:   Gailen J. Hull
                                    Vice President and
                                    Principal Accounting Officer
                              Date: March 25, 2002

                                SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              WAIKELE GOLF CLUB, INC.



                              By:   Gailen J. Hull
                                    Vice President
                              Date: March 25, 2002


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



                              By:   Gary Nickele
                                    Vice President and Director
                              Date: March 25, 2002



                              By:   Tamara G. Edwards
                                    President
                              Date: March 25, 2002



                              By:   Peggy Sugimoto
                                    Senior Vice President - Finance
                              Date: March 25, 2002



                              By:   Gailen J. Hull
                                    Vice President and
                                    Principal Accounting Officer
                              Date: March 25, 2002

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

Exhibit No.       Exhibit
-----------       -------

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

  4.4 Amendment to the $66,000,000 loan with the Employees' Retirement System of the State of Hawaii to Amfac/JMB Hawaii, Inc. as of April 18, 1996. (4)

  4.5 $10,000,000 loan agreement between Amfac Property Development Corp. and City Bank at December 18, 1996.
                  (5)

  4.6 Amended and Restated $25,000,000 loan agreement between Waikele Golf Club, Inc. Bank of Hawaii dated February 4, 1997. (6)

  4.7             Second Supplement to the Indenture dated as of March 1,
                  1998. (7)

  4.8 Third Supplement to the Indenture dated as of October 16, 2000. (11)

  4.9 Promissory Note A, in replacement of Note #1, in the amount of $28,370,074.56 between Amfac Hawaii LLC and Fred Harvey Transportation Company dated December 29, 2000. (11)

  4.10 Promissory Note B, in replacement of Note #1, in the amount of $68,059,328.34 between Amfac Hawaii LLC and Fred Harvey Transportation Company dated December 29, 2000. (11)

  4.11 Amended and Restated Promissory Note in the amount of $26,375,300 between Amfac Hawaii LLC and AF Investors LLC dated December 29, 2000. (11)

  4.12 Amended and Restated Promissory Note in the amount of $21,318,000 between Amfac Hawaii LLC and AF Investors LLC dated December 29, 2000. (11)

  4.13 Amended and Restated Promissory Note in the amount of $10,000,000 between Amfac Hawaii LLC and Northbrook Corporation dated December 29, 2000. (11)

  4.14 Amended and Restated Promissory Note between The Lihue Plantation Company, Limited and Northbrook Corporation dated December 29, 2000. (11)

  4.15 Amended and Restated Promissory Note between The Lihue Plantation Company, Limited and Northbrook Corporation dated December 29, 2000. (11)

  4.16 Assignment of Loan Documents between Tobishima Pacific, Inc. and 900 Investment Management, L.P. dated
                  September 29, 2000. (11)

  4.17 Assignment of Loan Documents between 900 Investment Management L.P. and NB Realty Holdings-VI, Inc. dated September 29, 2000. (11)

  4.18 Note Modification Agreement between Amfac Property Investment Corp. and NB Realty Holdings-VI, Inc. dated October 2, 2000. (11)

Exhibit No.       Exhibit
-----------       -------

  4.19 Second Note Modification agreement between Amfac Hawaii and NB Holdings-VI, Inc. dated December 31, 2000. (11)

 10.1 General Lease S-3821, dated July 8, 1964, by and between the State of Hawaii and East Kauai Water Company, Ltd.
                  (1)

 10.2 Amended and Restated Power Purchase Agreement, dated as of June 15, 1992, by and between The Lihue Plantation Company, Limited and Citizens Utilities Company. (1)

 10.3 U.S. Navy Waipio Peninsula Agricultural Lease, dated May 26, 1964, between The United States of America (as represented by the U.S. Navy) and Oahu Sugar Company, Ltd. (1)

 10.4             Amendment to the Robinson Estate Hoaeae Lease, dated
                  May 15, 1967, by and between various Robinsons, heirs of Robinsons, Trustees and Executors, etc. and Oahu Sugar Company, Limited amending and restating the previous lease. (1)

 10.5 Amendment to the Campbell Estate Lease, dated April 16, 1970, between Trustees under the Will and of the Estate of James Campbell, Deceased, and Oahu Sugar Company, Limited amending and restating the previous lease. (1)

 10.6 Bishop Estate Lease No. 24,878, dated June 17, 1977, by and between the Trustees of the Estate of Bernice Pauahi Bishop and Pioneer Mill Company, Limited. (1)

 10.7 General Lease S-4229, dated February 25, 1969, by and between the State of Hawaii, by its Board of Land and Natural Resources and Pioneer Mill Company, Limited. (1)

 10.8 Honokohau Water License, dated December 22, 1980, between Maui Pineapple Company Ltd. and Pioneer Mill Company, Limited. (1)

 10.9 Water Licensing Agreement, dated September 22, 1980, by and between Maui Land & Pineapple Company, Inc. and Amfac, Inc. (1)

 10.10 Amfac Hawaii Tax Agreement, dated November 21, 1988 between Amfac/JMB Hawaii, Inc., and Amfac Property Development Corp.; Amfac Property Investment Corp.; Amfac Sugar and Agribusiness, Inc.; Kaanapali Water Corporation; Amfac Agribusiness, Inc.; Kekaha Sugar Company, Limited; The Lihue Plantation Company, Limited; Oahu Sugar Company, Limited; Pioneer Mill Company, Limited; Puna Sugar Company, Limited; H. Hackfeld & Co., Ltd.; and Waiahole Irrigation Company, Limited. (2) Amfac-Amfac Hawaii Tax Agreement, dated February 21, 1989 between Amfac, Inc. and Amfac/JMB Hawaii, Inc. (2) Services Agreement, dated November 18, 1988, between Amfac/JMB Hawaii, Inc., and Amfac Property Development Corp.; Amfac Property Investment Corp.; Amfac Sugar and Agribusiness, Inc.; Kaanapali Water Corporation; Amfac Agribusiness, Inc.; Kekaha Sugar Company, Limited; The Lihue Plantation Company, Limited; Oahu Sugar Company, Limited; Pioneer Mill Company, Limited; Puna Sugar Company, Limited; H. Hackfeld & Co., Ltd.; and Waiahole Irrigation Company, Limited and JMB Realty Corporation.
                  (2)

Exhibit No.       Exhibit
-----------       -------

 10.11 Amfac-Amfac Hawaii Tax Agreement, dated February 21, 1989 between Amfac, Inc. and Amfac/JMB Hawaii, Inc. (2)

 10.12 Agreement Concerning Amfac - Amfac Hawaii Tax Agreement by and among Amfac Hawaii LLC and Northbrook Corporation dated November 30, 2000. (11)

 10.13 Tax Agreement by and among Northbrook Corporation and Amfac Hawaii LLC dated December 29, 2000. (11)

 10.14 Contribution Agreement by and among Amfac Property Investment Corp., Pioneer Mill Company, Limited, Northbrook Corporation, AF Investors, LLC and Fred Harvey Transportation Company dated November 27, 2000.
                  (11)

 10.15 Restructuring Agreement by and among Amfac Hawaii LLC, and subsidiaries, Amfac Property Investment Corp., Northbrook Corporation, AF Investors, LLC, Fred Harvey Transportation Company, Amfac Finance Limited Partnership and NV Realty Holdings-VI, Inc. dated December 29, 2000. (11)

 10.16 Services Agreement, dated November 18, 1988, between Amfac/JMB Hawaii, Inc., and Amfac Property Development Corp.; Amfac Property Investment Corp.; Amfac Sugar and Agribusiness, Inc.; Kaanapali Water Corporation; Amfac Agribusiness, Inc.; Kekaha Sugar Company, Limited; The Lihue Plantation Company, Limited; Oahu Sugar Company, Limited; Pioneer Mill Company, Limited; Puna Sugar Company, Limited; H. Hackfeld & Co., Ltd.; and Waiahole Irrigation Company, Limited and JMB Realty Corporation.
                  (2)

 10.17 Assignment and assumption agreement dated September 30, 1998, executed by TPI and APIC. (8)

 10.18            Assignment and Contribution Agreement effective
                  December 31, 1998 between Northbrook Corporation and Amfac/JMB Hawaii, L.L.C. (9)

 10.19 Note Modification Agreement dated December 31, 1998 between Amfac/JMB Hawaii, L.L.C. and Fred Harvey Transportation Company. (9)

 10.20 Purchase Agreement by and between Waikele Golf Club, Inc., and Waikele Golf, LLC dated December 14, 2001.
                  (10)

 10.21 Loan Purchase Agreement by Bank of Hawaii, Amfac Hawaii, LLC and Waikele Golf Club, Inc., dated December 14, 2001. (10)

 10.22 Amfac Hawaii, LLC's press release dated February 27, 2002, incorporated herein by reference to the Company's Report for February 27, 2002 on Form 8-K (File No. 33 24180) dated March 8, 2002.

 10.23 Letter of Bank One Trust Company, N.A. dated March 11, 2002 to the Holders of the Amfac Hawaii, LLC Certificate of Land Appreciation Notes due 2008 incorporated herein by reference to the Company's Report for March 11, 2008 on From 8-K (File No. 33-24180) dated March 20, 2002.

Exhibit No.       Exhibit
-----------       -------

 19.0. $35,700,000 agreement for sale of C&H and certain other C&H assets, to A&B Hawaii, Inc. in June 1993. (7) Subsidiaries of Amfac/JMB Hawaii, Inc. (1) A copy of pages 19, 41-45 and 51 of the Prospectus of the Company dated December 5, 1988 (relating to SEC Registration Statement on Form S-1 (as amended) File No. 33-24180) and hereby incorporated by reference. (2) Pursuant to
                  Item 6.01 (b)(4) of Regulation SK, the registrant hereby undertakes to provide the Commission upon its request a copy of any agreement with respect to long-term indebtedness of the registrant and its consolidated subsidiaries that does not exceed 10 percent of the total assets of the registrant and its subsidiaries on a consolidated basis.

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

      (10) Previously filed as exhibit to the Company's Form 8-K report under the Securities Act of 1934 (File No. 33-24180) filed December 28, 2001 and hereby incorporated by reference.

      (11) Previously filed as exhibit to the Company's Form 10-K report under the Securities Act of 1934 (File No. 33-24180) filed March 30, 2001 and hereby incorporated by reference.

      No annual report or proxy material for 2001 was sent to the COLA holders of the Company. An annual report will be sent to the COLA holders subsequent to this filing.