Form 10-Q
period 2002-03-31
AMFAC HAWAII LLC
filed 2002-05-16
CIK 839437

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


               Quarterly Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934



For the quarter ended March 31, 2002          Commission File Number 33-24180



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

As of May 14, 2002, all of Amfac Hawaii LLC's membership interest is solely owned by Northbrook Corporation, a Delaware corporation, and not traded on a public market.

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

Amfac Land        Hawaii           99-0185633      900 North Michigan Avenue
Company,                                           Chicago, Illinois 60611
Limited (3)                                        312/440-4800

Amfac Property    Hawaii           99-0150751      900 North Michigan Avenue
Development Corp.                                  Chicago, Illinois 60611
                                                   312/440-4800

Amfac Property    Hawaii           99-0202331      900 North Michigan Avenue
 Investment                                        Chicago, Illinois 60611
 Corp. ("APIC")                                    312/440-4800
 (2)

H. Hackfeld       Hawaii           99-0037425      900 North Michigan Avenue
 & Co., Ltd.                                       Chicago, Illinois 60611
                                                   312/440-4800

Kaanapali         Hawaii           99-0176334      900 North Michigan Avenue
 Estate Coffee,                                    Chicago, Illinois 60611
 Inc. (3)                                          312/440-4800

Kekaha Sugar      Hawaii           99-0044650      900 North Michigan Avenue
 Company,                                          Chicago, Illinois 60611
 Limited                                           312/440-4800

The Lihue         Hawaii           99-0046535      900 North Michigan Avenue
 Plantation                                        Chicago, Illinois 60611
 Company,                                          312/440-4800
 Limited (3)

Oahu Sugar        Hawaii           99-0105277      900 North Michigan Avenue
 Company,                                          Chicago, Illinois 60611
 Limited                                           312/440-4800

Pioneer Mill      Hawaii           99-0105278      900 North Michigan Avenue
 Company,                                          Chicago, Illinois 60611
 Limited (3)                                       312/440-4800

Puna Sugar        Hawaii           99-0051215      900 North Michigan Avenue
 Company,                                          Chicago, Illinois 60611
 Limited                                           312/440-4800

Waikele Golf      Hawaii           99-0304744      900 North Michigan Avenue
 Club, Inc. (3)                                    Chicago, Illinois 60611
                                                   312/440-4800


(1) The Additional Registrants listed are wholly-owned subsidiaries (except as noted in (2)) of the registrant and are guarantors of the registrant's Certificate of Land Appreciation Notes due 2008 (the "COLAs").

(2) The registrant, directly or indirectly, owns approximately 16.67% of the shares of APIC.

(3) On February 27, 2002, these Additional Registrants along with AHI and certain other subsidiaries and affiliates filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code.

                               TABLE OF CONTENTS




PART I      FINANCIAL INFORMATION


Item 1.     Financial Statements . . . . . . . . . . . . . . . . .      4

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations. . . . .     25


PART II.  OTHER INFORMATION


Item 1.     Legal Proceedings. . . . . . . . . . . . . . . . . . .     36

Item 3.     Defaults Upon Senior Securities. . . . . . . . . . . .     42

Item 6.     Exhibits and Reports on Form 8-K . . . . . . . . . . .     43

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                               AMFAC HAWAII, LLC

                          Consolidated Balance Sheets

                     March 31, 2002 and December 31, 2001
                            (Dollars in Thousands)



                                              MARCH 31,         DECEMBER 31,
                                                2002               2001
                                             (Unaudited)          (Note 1)
                                            -------------       -----------
A S S E T S
-----------

Current assets:
  Cash and cash equivalents. . . . . . .         $  5,881             9,973
  Receivables, net . . . . . . . . . . .            1,330             2,028
  Inventories. . . . . . . . . . . . . .            5,094             5,209
  Prepaid expenses . . . . . . . . . . .              377               103
  Escrow deposits and restricted
    funds. . . . . . . . . . . . . . . .            6,184             6,490
                                                 --------          --------
        Total current assets . . . . . .           18,866            23,803
                                                 --------          --------

Property, plant and equipment:
  Land and land improvements . . . . . .          102,851           103,590
  Machinery and equipment. . . . . . . .           26,217            26,514
                                                 --------          --------
                                                  129,068           130,104
  Less accumulated depreciation
    and amortization . . . . . . . . . .           28,411            28,323
                                                 --------          --------
                                                  100,657           101,781
                                                 --------          --------
Deferred expenses, net . . . . . . . . .            4,334             4,493
Other assets . . . . . . . . . . . . . .           25,494            23,912
                                                 --------          --------
                                                 $149,351           153,989
                                                 ========          ========

                               AMFAC HAWAII, LLC

                                              MARCH 31,         DECEMBER 31,
                                                2002               2001
                                             (Unaudited)          (Note 1)
                                            -------------       -----------
L I A B I L I T I E S
---------------------
Current liabilities:
  Accounts payable . . . . . . . . . . .         $  2,163             1,989
  Accrued expenses . . . . . . . . . . .           10,608             9,207
  Current portion of long-term
    debt . . . . . . . . . . . . . . . .            2,850             2,850
  Amounts due to affiliates. . . . . . .           11,658            11,684
  Amounts due to affiliates -
    Senior Debt financing in default . .          186,355           183,378
  Certificate of Land Appreciation
    Notes in default . . . . . . . . . .          139,413           139,413
                                                 --------          --------
        Total current liabilities. . . .          353,047           348,521
                                                 --------          --------
Amounts due to affiliates -
  Senior Debt financing. . . . . . . . .            2,730             2,730
Accumulated postretirement
  benefit obligation . . . . . . . . . .           30,738            33,118
Other long-term liabilities. . . . . . .            8,453             9,071
Deferred income taxes. . . . . . . . . .            9,994             8,603
                                                 --------          --------
        Total liabilities. . . . . . . .          404,962           402,043
                                                 --------          --------
Commitments and contingencies
  (notes 2, 3, 4, 6, 7 and 8)

Investment in unconsolidated entity,
  at equity. . . . . . . . . . . . . . .           11,258            11,168


M E M B E R ' S   E Q U I T Y   (D E F I C I T )
------------------------------------------------

Member's equity (deficit). . . . . . . .         (266,869)         (259,222)
                                                 --------          --------
        Total Member's equity
          (deficit). . . . . . . . . . .         (266,869)         (259,222)
                                                 --------          --------
                                                 $149,351           153,989
                                                 ========          ========
















                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                               AMFAC HAWAII, LLC

                     Consolidated Statements of Operations

                  Three Months Ended March 31, 2002 and 2001
                            (Dollars in Thousands)
                                  (Unaudited)



                                                       2002         2001
                                                     --------     --------
Revenue:
  Agriculture. . . . . . . . . . . . . . . . . .     $    664        2,565
  Property . . . . . . . . . . . . . . . . . . .          860       19,322
  Golf . . . . . . . . . . . . . . . . . . . . .        --           1,247
                                                     --------     --------
                                                        1,524       23,134
                                                     --------     --------
Cost of sales:
  Agriculture. . . . . . . . . . . . . . . . . .         (734)         742
  Property . . . . . . . . . . . . . . . . . . .          200       19,404
  Golf . . . . . . . . . . . . . . . . . . . . .        --             778
                                                     --------     --------

                                                         (534)      20,924
Operating expenses:
  Selling, general and administrative. . . . . .        2,697        2,123
  Depreciation and amortization. . . . . . . . .          384          924
                                                     --------     --------
Total costs and expenses . . . . . . . . . . . .        2,547       23,971

Operating income (loss)  . . . . . . . . . . . .       (1,023)        (837)
                                                     --------     --------
Non-operating income (expenses):
  Amortization of deferred costs . . . . . . . .         (167)        (176)
  Interest expense . . . . . . . . . . . . . . .       (4,425)      (6,719)
  Restructuring costs. . . . . . . . . . . . . .         (616)       --
  Loss on investment in unconsolidated
    subsidiary . . . . . . . . . . . . . . . . .          (90)         (83)
  Interest income. . . . . . . . . . . . . . . .           65          188
                                                     --------     --------

                                                       (5,233)      (6,790)
                                                     --------     --------

    Loss before taxes. . . . . . . . . . . . . .       (6,256)      (7,627)
                                                     --------     --------

  Income tax benefit (expense) . . . . . . . . .       (1,391)       2,928
                                                     --------     --------

    Net income (loss). . . . . . . . . . . . . .     $ (7,647)      (4,699)
                                                     ========     ========













                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                               AMFAC HAWAII, LLC

                     Consolidated Statements of Cash Flows

                  Three Months Ended March 31, 2002 and 2001
                            (Dollars in Thousands)
                                  (Unaudited)



                                                       2002         2001
                                                     --------     --------
Cash flows from operating activities:
  Net income (loss). . . . . . . . . . . . . . .     $ (7,647)      (4,699)
  Items not requiring (providing) cash:
    Depreciation and amortization. . . . . . . .          384          924
    Amortization of deferred costs . . . . . . .          167          176
    Amortization of unrecognized
      actuarial gain (note 7). . . . . . . . . .       (1,975)       --
    Loss on investment in unconsolidated
      subsidiary . . . . . . . . . . . . . . . .           90           83
    Income tax benefit . . . . . . . . . . . . .        1,391       (2,928)
    Interest on advances from affiliates . . . .        2,977        5,036
    Interest on Certificate of
      Land Appreciation Notes. . . . . . . . . .        1,394        --
Changes in:
  Restricted cash. . . . . . . . . . . . . . . .          306          434
  Receivables - net. . . . . . . . . . . . . . .          698          731
  Inventories. . . . . . . . . . . . . . . . . .          733       18,762
  Prepaid expenses . . . . . . . . . . . . . . .         (274)      (1,139)
  Accounts payable . . . . . . . . . . . . . . .          174       (1,435)
  Accrued expenses . . . . . . . . . . . . . . .            7       (2,235)
  Amounts due to affiliates. . . . . . . . . . .          (26)         288
  Other long-term liabilities. . . . . . . . . .         (530)      (1,957)
                                                     --------     --------
        Net cash provided by (used in)
          operating activities . . . . . . . . .       (2,131)      12,041
                                                     --------     --------
Cash flows from investing activities:
  Property additions . . . . . . . . . . . . . .        --              (5)
  Property sales, disposals and
    retirements - net. . . . . . . . . . . . . .            1           27
  Other assets . . . . . . . . . . . . . . . . .       (1,461)        (450)
  Other long-term liabilities. . . . . . . . . .         (493)        (159)
                                                     --------     --------
        Net cash provided by (used in)
          investing activities . . . . . . . . .       (1,953)        (587)
                                                     --------     --------
Cash flows from financing activities:
  Deferred expenses. . . . . . . . . . . . . . .           (8)         (30)
  Net (repayments) proceeds of
    long-term debt . . . . . . . . . . . . . . .        --            (248)
  Net amounts due to affiliates. . . . . . . . .        --         (10,538)
                                                     --------     --------
        Net cash provided by (used in)
          financing activities . . . . . . . . .           (8)     (10,816)
                                                     --------     --------
        Net increase (decrease) in
          cash and cash equivalents. . . . . . .       (4,092)         638
        Cash and cash equivalents,
          beginning of year. . . . . . . . . . .        9,973        9,660
                                                     --------     --------
        Cash and cash equivalents,
          end of period. . . . . . . . . . . . .     $  5,881       10,298
                                                     ========     ========

                               AMFAC HAWAII, LLC

                                                       2002         2001
                                                     --------     --------

Supplemental disclosure of cash flow
 information:
  Cash paid for interest (net of
    amount capitalized). . . . . . . . . . . . .     $     54        3,915
                                                     ========     ========

  Schedule of non-cash investing and
   financing activities:
    Transfer of property actively held
      for sale to real estate inventories. . . .     $    618        1,482
                                                     ========     ========















































                  The accompanying notes are an integral part
                   of the consolidated financial statements.

                               AMFAC HAWAII, LLC

                  Notes to Consolidated Financial Statements

                            March 31, 2002 and 2001
                                  (unaudited)

                            (Dollars in Thousands)


Readers of this quarterly report should refer to the Company's audited financial statements for the fiscal year ended December 31, 2001, which are included in the Company's 2001 Report on Form 10-K, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

      All reference to "Notes" are to Notes to the Consolidated Financial Statements contained in this report.

(1)  BASIS OF ACCOUNTING

     Amfac Hawaii, LLC ("AHI", and collectively with the Additional Registrants, as their respective interests may appear, the "Company") is a Hawaii limited liability company. AHI is wholly-owned by Northbrook Corporation, a Delaware corporation ("Northbrook"). AHI changed its name from Amfac/JMB Hawaii, L.L.C. in March 2001. On February 27, 2002, AHI, certain of the Additional Registrants and certain other subsidiaries and affiliates (collectively, the "Debtors") of AHI filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. These petitions have been consolidated for joint administration as a single case (the "Reorganization Case") in the U.S. Bankruptcy Court for the Northern District of Illinois. The Debtors filed their petitions in order to enable them to restructure their debt and convert substantial portions thereof to equity in an attempt to successfully reorganize with a manageable balance sheet. Substantially all of the Company's liabilities in the accompanying consolidated balance sheet at March 31, 2002, are subject to compromise under the Plan of Reorganization (the "Plan").

     The primary business activities of the Company have been land development and sales, golf course management and agriculture. In September 2000, the Company announced its plan to shut down the remaining sugar operations which represented a substantial portion of its agriculture segment. The Company owns, as of the date of this report, approximately 5,100 acres of land primarily located on the island of Maui in the State of Hawaii. Most of this land is held by the Company's wholly-owned subsidiaries. In addition to its owned lands, the Company leased approximately 3,100 acres of land that was primarily used in conjunction with its agricultural operations. Due to the shutdown of the Company's remaining sugar plantations, the Company filed a motion in the Reorganization Case to reject such lease, which was granted by the court and an order entered on April 2, 2002. The Company's operations are subject to significant government regulation.

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

                               AMFAC HAWAII, LLC

                            (Dollars in Thousands)


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

     The consolidated financial statements include the accounts of AHI and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company records its minority investment in Amfac Property Investment Corp. ("APIC") on the equity method of accounting. Investments in certain partnerships and joint ventures, if any, over which the Company exercises significant influence are accounted for by the equity method. To the extent the Company engages in such activities as a general partner, the Company is contingently liable for the obligations of its partnership and joint venture investments.

     The Company's policy is to consider all amounts held with original maturities of three months or less in U.S. Government obligations, certificates of deposit and money market funds (approximately $2,872 and $8,483 at March 31, 2002 and December 31, 2001, respectively) as cash equivalents that are reflected at cost, which approximates market. In addition, escrow deposits and restricted funds ($6,184 and $6,490 at March 31, 2002 and December 31, 2001, respectively), represents cash which was restricted primarily to fund, among other things, certain liabilities (note
6).

     Project costs associated with the acquisition, development and construction of real estate projects are capitalized and classified as construction in progress. Such capitalized costs are not in excess of the project's estimated fair value, as reviewed periodically or as considered necessary. In addition, interest is capitalized to qualifying assets (principally real estate under development) during the period that such assets are undergoing activities necessary to prepare them for their intended use. Such capitalized interest is charged to cost of sales as revenue from the real estate development is recognized. No interest costs have been capitalized for the three months ended March 31, 2002 and 2001.

     Land actively held for sale and any related development costs transferred from construction in progress are reported as inventories in the accompanying consolidated balance sheets and are stated at the lower of cost or fair value less costs to sell.

     Impairment losses are to be recorded on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Land held for sale of approximately $4,876 is included in inventory in the accompanying consolidated balance sheets at March 31, 2002 and December 31, 2001, and is carried at the lower of cost or fair value less cost to sell.

                               AMFAC HAWAII, LLC

                            (Dollars in Thousands)


     During the third quarter of 2001, the Company reduced the carrying value of three land parcels and recorded a $13,725 impairment loss to reflect the estimated market value of those parcels. During the third quarter of 2001, the Company recognized impairment losses of $4,384 on property, plant and equipment, inventory and other assets formerly used in its agriculture operation. Such losses have been reflected as reduction in carrying value of assets in operations.

     The Company's principal remaining land holdings are in the Kaanapali/Honokowai area of Maui, referred to by the Company as its "Kaanapali 2020" project. The Company's ability to generate revenue from these land holdings in excess of its recorded investment is subject to obtaining necessary development approvals and its ability to develop and sell the land holdings in the normal course of business.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

     Certain amounts in the 2001 financial statements have been reclassified to conform to the 2002 presentation.


(2)  AMOUNTS DUE TO AFFILIATES - SENIOR DEBT FINANCING

     AHI has issued certain Certificate of Land Appreciation Notes due 2008 Class A (the "Class A COLAs") and Certificate of Land Appreciation Notes Class B (the "Class B COLAs", and, collectively with the Class A COLAs, the "COLAs") pursuant to an Indenture dated March 14, 1989 (the "Indenture") (see note 3). Under the Indenture, the Company is entitled to borrow certain amounts from third parties, including affiliates, that qualify as "Senior Indebtedness" under the Indenture and are senior in priority to the repayment of the COLAs. Such "Senior Indebtedness" that is due and owing to Northbrook and its affiliates from time to time is referred to in these notes as the "Senior Debt". Commencing in August 1989 and from time to time thereafter, Northbrook (or its predecessor in interest, Amfac, Inc.), and certain of its affiliates, have made Senior Debt advances to the Company.

     FHT Corporation ("FHT"), an affiliate of Northbrook, is the holder of a Senior Debt note with an outstanding balance of principal and interest of approximately $100,345. This note is payable interest only until maturity, has a maturity date of February 17, 2007 and accrues interest at the prime rate (4.75% at March 31, 2002) plus 2%. The note defers interest until December 31, 2002 at which time one-third of such deferred interest is due, with the remainder of previously deferred interest payable one-half on December 31, 2003, and one-half on December 31, 2004. Prepayment may be required of net property sale proceeds remaining after providing reserves

                               AMFAC HAWAII, LLC

                            (Dollars in Thousands)


for anticipated cash needs for the twelve months following the property sales. As a result of such sales in 2001, prepayments aggregating $6,048 were made on such note in the third and fourth quarters of 2001. Due to the filing of the Reorganization Case, FHT will have a claim against the Debtors in an aggregate amount of approximately $99,756. It is not expected that such claim will be paid in full.

     Northbrook is the holder of a Senior Debt note with an outstanding balance of principal and interest of approximately $27,773. This note is payable interest only until maturity, has a maturity date of February 17, 2007 and accrues interest at the prime rate (4.75% at March 31, 2002) plus 2%. This note defers interest until December 31, 2006. Due to the filing of the Reorganization Case, Northbrook will have a claim against the Debtors in an aggregate amount of approximately $27,610. It is not expected that such claim will be paid in full.

     AF Investors is the holder of two Senior Debt notes from the Company, each dated December 29, 2000, but given in replacement for previously issued notes, one in the original principal amount of $21,318, and one dated May 31, 1999 in the original principal amount of $26,375, each amount borrowed in connection with the redemption by the Company of Class B COLAs on June 1, 1999. Such Senior Debt notes were scheduled to mature on December 31, 2008 and bore interest at a rate per annum of prime plus 1%. Interest on such Senior Debt was deferred through December 31, 2001. The replacement notes accrue interest at the prime rate (4.75% at March 31, 2002) plus 1%, but defer interest through December 31, 2003, with one-half of such deferred interest payable on such date and the remainder payable on December 31, 2004. Prepayment may be required of net property sale proceeds remaining after providing reserves for anticipated cash needs for the twelve months following the property sales. As a result of the property sales in 2001, prepayments aggregating $3,487 were made on the notes in the third and fourth quarters of 2001. Under the terms of these notes, additional interest may be payable on such Senior Debt upon its maturity based upon fair market value, if any, of the Company's equity at that time. Due to the filing of the Reorganization Case, AF Investors will have a claim against the Debtors in an aggregate amount of approximately $57,224. It is not expected that such claim will be paid in full.

     In 2000, the Company borrowed approximately $5,576 from Northbrook for purposes of satisfying the Mandatory Base Interest payment related to the COLAs due in 2000. During 2000, the Company borrowed an additional $4,300 to fund certain capitalizable property development and agriculture disbursements. Such Senior Debt was originally scheduled to mature on December 31, 2000, but its maturity date was extended (in September 2000) to not earlier than February 28, 2001. It bears interest at a rate per annum equal to prime (4.75% at December 31, 2001) plus 1%, is guaranteed by the Company and is also to be secured by assets of the Company. The notes evidencing such borrowings were amended in certain respects effective December 29, 2000 to, among other things, provide that such notes are due on demand. Prepayment may be required of net property sale proceeds remaining after providing reserves for anticipated cash needs for the twelve months following the property sales. Such notes were paid down to zero by the Company in January 2001, but remain available to fund further advances for such purposes at Northbrook's election. During 2001, an additional $217 was advanced by Northbrook.

                               AMFAC HAWAII, LLC

                            (Dollars in Thousands)


     Northbrook also holds a note in the original principal amount of $9,600, dated September 30, 1998, originally made by Tobishima Pacific, Inc.'s ("TPI") and subsequently purchased from TPI by an affiliate of Northbrook. The note is secured by a mortgage on the Company's 50% ownership interest in the 96-acre beach-front parcel (commonly referred to as Kaanapali North Beach "the Property") and is "Senior Indebtedness" (as defined in the Indenture). The note was payable in five annual installments in the principal amount of $1,920 beginning in September 1999.

The note bore interest of 8.5% and was payable quarterly. The note was subsequently amended to require quarterly interest payments beginning March 31, 2001 with principal payable on demand; provided, that if no demand is previously made, the amendment contains two scheduled principal payments of $2,730 each in September of 2002 and 2003. In October 2001, Northbrook purchased the note from its affiliate for the then outstanding balance of principal and accrued interest aggregating approximately $5,500 and also demanded a principal payment of $2,300 which was paid the Company in October 2001. The note remains secured by AHI's 50% undivided interest in the Property with such entire property also mortgaged as security for the other Senior Debt.

     The Company has provided Northbrook and its affiliates with security for the Senior Debt held by them. Such security consists of mortgages on real property owned by the Company, pledges of stock of AHI's direct and indirect subsidiaries, and security interests on such other unencumbered assets of the Company and its subsidiaries as Northbrook and its affiliates holding such Senior Debt may request. As of the date of this report, Northbrook and its affiliates hold mortgages on substantially all of the real property of the Company.

     The total amount due Northbrook and its subsidiaries for Senior Debt financing as of March 31, 2002 was $189,085 which includes accrued and deferred interest to affiliates on Senior Debt of approximately $49,057. Under the terms of the Indenture, the amounts borrowed from Northbrook or its affiliates are "Senior Indebtedness" and are thus senior in priority to the COLAs.

     At current interest rates, approximately $46,077 of such deferred interest relating to all Senior Debt existing prior to the modification of Senior Debt in December 2000 would have become due and payable on December 31, 2001, but was deferred beyond such date by restatements of the notes in December 2000 that amended the terms of the notes. Even though it was hoped that the agreements by Northbrook and its affiliates to further defer interest under the Senior Debt would assist the Company in the completion of potential future development activities, it became apparent that additional debt would be needed in order for the Company to have the liquidity anticipated to be necessary to pursue its business plan. Thus, the Debtors filed the Reorganization Case in February 2002. (See discussion of Reorganization Case). As a consequence, all Senior Debt and COLAs are now in default.

                               AMFAC HAWAII, LLC

                            (Dollars in Thousands)


(3)  CERTIFICATE OF LAND APPRECIATION NOTES

     The COLAs are unsecured debt obligations of the Company, and are subordinated in priority to all "Senior Indebtedness" (as defined in the Indenture) including, but not limited to, the Senior Debt. Interest on the COLAs is payable semi-annually on February 28 and August 31 of each year. The COLAs mature on December 31, 2008. Reference is made to the Company's Annual Report on Form 10-K for discussion of the issuance and redemption history of the COLAs. The COLAs are scheduled to mature on December 31, 2008, and bear interest after the Final Issuance Date (August 31, 1989) at a rate of 10% per annum ("Base Interest") of the outstanding principal balance of the COLAs on a cumulative, non-compounded basis, of which 6% per annum is contingent ("Contingent Base Interest"). The Company has not generated a sufficient level of Net Cash Flow to incur or pay Contingent Base Interest (interest in excess of 4%) on the COLAs from 1990 through 2001. Due to the filing of the Reorganization Case, the holders of COLAs will have a claim against the Debtors aggregating approximately $142,200 including accrued and unpaid interest. It is not expected that such claim will be paid in full and there is significant likelihood that no recovery will be had on the COLAs unless a plan of reorganization is approved by the Bankruptcy Court that provides for such a recovery. From and after the filing of the Reorganization Case in February 2002, the Company does not anticipate accruing any further interest on the COLAs. Approximately $100,221 of cumulative deficiency of deferred Contingent Base Interest related to the period from August 31, 1989 (Final Issuance Date) through December 31, 2001 has not been accrued in the accompanying consolidated financial statements as the Company believes that it is not probable at this time that any Contingent Base Interest will ultimately be paid. The following table is a summary of Mandatory Base Interest and Contingent Base Interest for the three months ended March 31, 2002 and the year ended December 31, 2001:

                                             Three Months       The Year
                                                Ended            Ended
                                               March 31,       December 31,
                                                 2002            2001
                                             -------------     ------------

Mandatory Base Interest paid . . . . . . . .    $  --              5,576
Contingent Base Interest due and paid. . . .       --              --
Cumulative deferred Contingent Base
  Interest . . . . . . . . . . . . . . . . .    $  --            100,221


Net Cash Flow was $0 for 2001 and is expected to be $0 for 2002.

     As of March 31, 2002, the Company had approximately 155,271 Class A COLAs and approximately 123,554 Class B COLAs outstanding, with a principal balance of approximately $77,635 and $61,778, respectively.

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

     During the fourth quarter of 2001, the Trustee commenced its due diligence review and entered into discussions with the Company and the holders of the Senior Debt. In connection with such negotiations, the Company agreed to pay the reasonable costs incurred by the Trustee (primarily legal fees and the fees and expenses incurred by the Trustee's financial advisor) for such review and negotiations. Such negotiations resulted in agreement between the Company and the Trustee on a framework for a plan of reorganization (the "Plan") and a commitment by the Trustee to support confirmation of such Plan in the Reorganization Case. The Plan and a supporting disclosure statement (the "Disclosure Statement") was filed initially with the Bankruptcy Court on April 23, 2002, and they have been amended and restated by a later filing on May 10, 2002. Such amended and restated Plan and Disclosure Statement have been filed as exhibits to this report and reference is made thereto for a description of the terms of the Plan and significant considerations in connection therewith. A hearing to consider whether the Disclosure Statement contains adequate information has been scheduled for June 5, 2002. Following such hearing, the Plan must be submitted to holders of unpaid claims including COLA holders for approval in accordance with the Bankruptcy Code. Thereafter the Bankruptcy Court will consider approval of the Plan. Therefore, there can be no assurance that such Plan will ultimately be approved or the ultimate terms thereof. Failure of any plan of reorganization to be approved by the Bankruptcy Court and the requisite classes of creditors, such that a final order implementing such plan is not entered, would likely result in the attempt by the holders of the Senior Debt to foreclose on their security and the liquidation of the Company.

     As a consequence of the filing of the Chapter 11 cases on February 27, 2002, the interest payment on the COLAs that was due on February 28, 2002 was not made. On March 11, 2002 the Trustee sent to the Company and COLA holders a "Notice of Chapter 11 Filing, Non-Payment of Scheduled Interest Payment, and Negotiation of Term Sheet with Respect to Treatment of Noteholder and Other Claims." The notice stated, among other things, that the Chapter 11 filing and the failure to pay interest on the scheduled debt service date, constitute Events of Default under Section 7.01 of the Indenture. Section 7.05 of the Indenture provides that the Noteholders holding a majority in principal amount of outstanding Notes may direct the Trustee as to the time, method, and place of conducting any proceeding for any remedy available to the Trustee. The Noteholders' ability to direct the Trustee is subject to Sections 7.06 and 8.02 of the Indenture, which state that the Noteholders must provide the Trustee with reasonable indemnity before the Trustee need follow the direction of the Noteholders. The exercise of remedies by the Trustee is also subject to the automatic stay imposed on all creditors under Section 362 of the United States Bankruptcy Code.

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


(4)  LONG-TERM DEBT

     In December 1996, Amfac Property Development Corp. ("APDC"), a wholly-owned subsidiary of the Company, obtained a $10,000 loan facility from City Bank. The loan which had been extended through December 1, 2000 with certain modifications, is secured by a mortgage on certain property under development at the Oahu Sugar mill-site (the sugar plantation was closed in 1995), and is "Senior Indebtedness" (as defined in the Indenture). Such extended loan bore interest at the bank's base rate plus 1.25%. In January 2001, APDC reached an agreement with the Bank for an extension until December 1, 2001 with a principal payment of $150 upon execution of the agreement leaving a remaining outstanding principal balance of $2,850. On December 1, 2001, APDC reached an agreement with the bank for an additional extension until March 1, 2002. APDC is continuing talks with the bank for a further extension and renegotiation of the loan. The extended loan bears interest at the bank's base rate of 4.75% at March 31, 2002 plus 2%. APDC does not have the funds necessary to pay the remaining balance of the loan without sale of the remaining mill site land. If such loan cannot be further extended, it would likely result in APDC no longer having an ownership interest in the property.

     In February 1997, Waikele Golf Club, Inc. ("WGCI"), a wholly-owned subsidiary of the Company that owned and operated the Waikele Golf Course, refinanced the Waikele Golf Club in 1997 with a loan facility with the Bank of Hawaii (as agent for itself and other lenders) in the original principal amount of $25,000. This loan facility had a maturity date of February 2007, an interest rate of LIBOR plus 2% until the fifth anniversary and LIBOR plus 2.25% thereafter, principal amortization based on a 30-year amortization period, was secured by substantially all of the assets of Waikele Golf Club, Inc., was guaranteed by AHI and was "Senior Indebtedness" (as defined in the Indenture). At that level of indebtedness, it was not anticipated that the cash flow of the golf course could continue to service the debt. In an effort to renegotiate the loan, the Company commenced discussions with the lender during the third quarter of 2001. As a result of such negotiations, the lenders agreed to sell the loan to the Company, at a substantial discount, for a purchase price of $13,000 and released AHI from its guarantee obligation. The purchase price approximated the fair market value of the golf course at the time. The loan purchase agreement also gave the Company the option to simply pay off the loan at the discounted amount. Though the Company had sufficient cash to close the sale, it was necessary for it to recover such amount promptly in order to replenish its cash balances to pay its other obligations and pursue its business plan. Therefore, the Company entered into a sale agreement with a newly formed subsidiary of Northbrook, whereby such subsidiary agreed to purchase the golf course from the Company for $13,000.

Such transactions closed in December 2001, at which time the Company paid off the Bank of Hawaii loan for $13,000 immediately prior to the purchase of the property by such subsidiary. The outstanding balance on the Bank of Hawaii loan on the closing date was approximately $23,800. This transaction resulted in a loss of $15,137 to the Company for financial reporting purposes, and a $10,653 extraordinary gain from extinguishment of debt was also recognized.

                               AMFAC HAWAII, LLC

                            (Dollars in Thousands)


(5)  SEGMENT INFORMATION

     Agriculture, Property and Golf comprise separate industry segments of the Company. Operating Income (Loss)-Other consists primarily of unallocated overhead expenses and Total Assets-Other consists primarily of cash and deferred expenses. Total assets at the balance sheet dates and capital expenditures, operating income (loss) and depreciation and amortization during the three months ended March 31, 2002 and 2001 are set forth below by each industry segment:

                                               March 31,    December 31,
                                                 2002           2001
                                               ---------    ------------
Total Assets:
  Agriculture. . . . . . . . . . . . . . . .    $ 64,869          64,760
  Property . . . . . . . . . . . . . . . . .      69,084          67,410
  Golf . . . . . . . . . . . . . . . . . . .       --              --
  Other. . . . . . . . . . . . . . . . . . .      15,398          21,819
                                                --------        --------
                                                $149,351         153,989
                                                ========        ========

                                                    Three Months Ended
                                                        March 31,
                                                ------------------------
                                                  2002            2001
                                                --------        --------
Capital Expenditures:
  Agriculture. . . . . . . . . . . . . . . .    $  --                  5
  Property . . . . . . . . . . . . . . . . .       --              --
  Golf . . . . . . . . . . . . . . . . . . .       --              --
                                                --------        --------
                                                $  --                  5
                                                ========        ========
Operating income (loss):
  Agriculture. . . . . . . . . . . . . . . .    $    884             986
  Property . . . . . . . . . . . . . . . . .        (801)         (1,348)
  Golf . . . . . . . . . . . . . . . . . . .       --                 93
  Other. . . . . . . . . . . . . . . . . . .      (1,106)           (568)
                                                --------        --------
                                                $ (1,023)           (837)
                                                ========        ========
Depreciation and amortization:
  Agriculture. . . . . . . . . . . . . . . .    $    363             686
  Property . . . . . . . . . . . . . . . . .          21              22
  Golf . . . . . . . . . . . . . . . . . . .       --                216
  Other. . . . . . . . . . . . . . . . . . .       --              --
                                                --------        --------
                                                $    384             924
                                                ========        ========

     The above information includes the results of operations of the two Kaanapali Golf Courses for the three months ending March 31, 2001. Total assets above do not reflect assets relating to the two courses as of March 31, 2002 and December 31, 2001. The above information also includes the results of operations of the Waikele Golf Club the three months ending March 31, 2001; however, total assets above do not reflect assets relating to the Waikele Golf Club as of March 31, 2002 and December 31, 2001.

                               AMFAC HAWAII, LLC

                            (Dollars in Thousands)


(6)  TRANSACTIONS WITH AFFILIATES

     Due to the filing of the Reorganization Case, the Company does not expect to pay the Qualified Allowance (as defined in the Indenture) that could, under certain circumstances, become payable to JMB Realty Corporation ("JMB"), an affiliate of the Company, under the Indenture. Accordingly, the Company has not accrued any amount for its Qualified Allowance in the accompanying consolidated financial statements. For 2001, JMB has agreed that the Qualified Allowance shall in no event exceed $5,000. As the Fair Market Value was not determined as of December 31, 2000, no Qualified Allowance was considered to result for 2001. However, the Company continues to receive and pay for services from JMB under a service agreement by which JMB provides certain advisory and administrative services.

     The Company, its subsidiaries and their joint ventures reimburse Northbrook, JMB and their affiliates for direct expenses incurred on their behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's or its subsidiaries' and the joint ventures' operations. The total of such costs for the three months ended March 31, 2002 and 2001 was approximately $461 and $264, respectively, of which $228 was unpaid as of March 31, 2002. All amounts described above, deferred or currently payable, do not bear interest and are expected to be paid in future periods. In addition, as of March 31, 2002, the current portion of amounts due to affiliates includes $9,106 and $2,009 of income tax payable related to the Class A COLA Redemption Offer and Class B COLA Redemption Offer, respectively (see Note 3). Also, the Company pays a non-accountable reimbursement of approximately $30 per month to JMB or its affiliates in respect of general overhead expense, all of which was paid as of March 31, 2002.

     JMB Insurance Agency, Inc., an affiliate of JMB, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those available to the Company in similar dealings with unaffiliated third parties. The total of such commissions for the three months ended March 31, 2002 and 2001 was approximately $32 and $118, respectively, and were generally paid by the Company's third party insurance carriers out of premiums received from the Company for such coverage.

     Northbrook and its affiliates allocated certain charges for services to the Company based upon the estimated level of services for the three months ended March 31, 2002 and 2001 of approximately $5 and $39, respectively, of which $327 (including charges from periods prior to March 31, 2002) was unpaid as of March 31, 2002. These services and costs are intended to reflect the Company's separate costs of doing business and are principally related to the inclusion of the Company's employees in the Northbrook pension plan, payment of severance and termination benefits and reimbursement for insurance claims paid on behalf of the Company. All amounts described above, deferred or currently payable, do not bear interest and are expected to be paid in future periods.

                               AMFAC HAWAII, LLC

                            (Dollars in Thousands)


     Under a tax agreement with Northbrook, the Company and its subsidiaries are responsible for paying their own income taxes on taxable income generated in 2001 and thereafter. Northbrook has agreed to contribute the replacement Senior Debt it holds, dated December 29, 2000, with an outstanding balance of principal and interest of $27,773 on December 31, 2006, if the new tax agreement remains in effect at that time.

However, due to the filing of the Chapter 11 cases, such note is in default and Northbrook is entitled to make a claim thereon. The Senior Debt notes held by Northbrook and its affiliates also require the Company and subsidiaries to make prepayments amounts on the Senior Debt notes of net property sale proceeds remaining after providing reserves for anticipated cash needs for the 12 months following the property sales. As a result of property sales in 2001, prepayments aggregating $9,500 were made on the Senior Debt in 2001. (See note 2 for a further description of the Senior Debt.)

     In connection with the restructuring of the Company's Senior Debt held by Northbrook and its affiliates in December 2000, Northbrook agreed that it would cause the Northbrook sponsored pension plan to provide early retirement window benefits that reduced the Company's cash requirements relative to the shutdown of the remaining sugar plantations on Kauai. Approximately $5,545 of such benefits were paid by the pension plan in 2000, which were treated as a capital contribution to the Company by Northbrook. An additional $4,200 of anticipated benefits were reflected as a liability at December 31, 2000, to be reflected as additional capital contributions when such benefits were paid by the plan. As of December 31, 2001, an additional $3,222 of such benefits had been paid and therefore were added to capital during 2001. The remaining $978 is reflected as a liability at March 31, 2002 in the accompanying financial statements. Such restructuring also required the Company to reserve $8,000 as restricted cash for the purpose, among other things, of meeting certain liabilities. The balance of such restricted cash is $5,955 at March 31, 2002.

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

     In addition to providing pension benefits, the Company currently provides certain healthcare and life insurance benefits to eligible retired employees of some of its businesses. Where such benefits are offered, substantially all employees may become eligible for such benefits if they reach a specified retirement age while employed by the Company and if they meet a certain length of service criteria. The postretirement healthcare plan is contributory and contains cost-sharing features such as deductibles

                               AMFAC HAWAII, LLC

                            (Dollars in Thousands)


and copayments. However, these features, as they apply to bargaining unit retirees, are subject to collective bargaining provisions of a labor contract between the Company and the International Longshoremen's & Warehousemen's Union. The postretirement life insurance plan is non-contributory. The Company continues to fund benefit costs for both plans on a pay-as-you-go basis. Depending upon the outcome of the Reorganization Case, the Company expects to continue funding its post-retirement health care obligations through the end of 2004, and its post-retirement life insurance benefits until the Company determines to terminate such benefit program.

     The amount reflected as the decrease in the Maintenance of Effort obligation recognizes that the requirement to maintain an average level of certain retiree health care benefits expires in 2004. Such obligations are pursuant to collectively bargained contractual obligations of Lihue Plantation Company, Limited, Pioneer Mill Company, Limited and Oahu Sugar Company, Limited. Though the contractual obligation to fund such benefits for retirees of Puna Sugar Company, Limited has expired, the Company currently expects to continue such benefits through 2004 to the extent required to satisfy certain regulatory requirements.

     The Company currently amortizes unrecognized gains over the shorter of ten years or the average life expectancy of the inactive participants since almost all of the Plans' participants are inactive. The portion of the unrecognized net actuarial gain represented by the decrease in the Maintenance of Effort obligation is expected to be amortized over four years, commencing in 2001. In addition, due to the significant total amount of unrecognized gain at March 31, 2002, which is included in the financial statements as a liability, and the disproportionate relationship between the unrecognized gain and accumulated postretirement benefit obligation at March 31, 2002, the Company may, in the future, change its amortization policy to accelerate the recognition of the unrecognized gain. In considering such change, the Company would need to determine whether significant changes in the accumulated postretirement benefit obligation and unrecognized gain may occur in the future as a result of changes in actuarial assumptions, experience and other factors. Any future change to accelerate the amortization of the unrecognized gain would have no effect on the Company's cash flows, but could have a significant effect on its statement of operations.

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

                               AMFAC HAWAII, LLC

                            (Dollars in Thousands)


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

     The Debtors and the holders of Senior Debt engaged in extensive negotiations with the Trustee during the months preceding the filing. Such negotiations included the Trustee hiring legal counsel and a financial advisor to perform due diligence concerning the Debtors' assets. Such negotiations resulted in the agreement of the Trustee and the Debtors on the framework for a plan. A copy of the notice that the Trustee sent to

                               AMFAC HAWAII, LLC

                            (Dollars in Thousands)


all holders of COLAs that describe such negotiations was reported by the Company on a Form 8-K on March 20, 2002. The Debtors have filed their proposed Plan and supporting Disclosure Statement with the Bankruptcy Court on April 23, 2002, and filed a restated Plan and Disclosure Statement on May 10, 2002. Following approval of the Disclosure Statement, the holders of COLAs (among other classes of interested parties) will have the opportunity to vote on the Plan. The Plan and Disclosure Statement, as amended, if and when approved by the Bankruptcy Court, will govern the reorganization of the Debtors.

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

                               AMFAC HAWAII, LLC

                            (Dollars in Thousands)


     As a consequence of the shutdown of the Company's sugar operations on Kauai, Gay & Robinson, Inc. ("G&R") is the sole remaining sugar grower on the island. In April 2001, the Company entered into a series of Agreements with G&R, and Hawaii Sugar and Transportation Cooperative ("HSTC"), of which G&R is a member, whereby (1) G&R would sell and deliver bagasse (a sugar byproduct) to the Company (as available) for the Company to burn to generate electric power at the Lihue Plantation power plant, as required by the Company's power purchase agreement with Kauai Electric (the "PPA"), (2) the Company would store the raw sugar and molasses produced by G&R and sold to HSTC in the Company's storage facility in Lihue, subject to a contract with HSTC and a guaranty of such contract and indemnification by G&R, and
(3) the Company would grant G&R an option to purchase the storage facility at fair market value, so long as the option was exercised before July 31, 2001. G&R provided the Company with notice that it intended to exercise the option, which triggered an arbitration process that resulted in a sale price for the facility of $2,300. The sale of the storage facility closed in October 2001. As a result of the sale, a $2,300 payment was made by AHI, during October 2001, on the note payable to Northbrook and secured by AHI's interest in the North Beach property (see note 2).

     As reflected in the Company's March 31, 2002, balance sheet, approximately $186,355 of Senior Debt owed to affiliates of the Company is categorized as a current liability. The classification as a current liability results from defaults that occurred under such Senior Debt due to actions taken by ERS to realize upon indebtedness owed to it by the Company and APIC, and due to the adverse verdict in the Oahu Sugar V. Arakaki and Swift lawsuit described under Part II. "Legal Proceedings". Under the Restructuring Agreement, effective as of December 29, 2000, among the Company, certain of the Company's subsidiaries and certain holders of Senior Debt affiliated with Northbrook, the parties had agreed that the defaults described above would continue but that the Senior Debt holders would not exercise their remedies against the Company and its subsidiaries based upon those defaults until either ERS obtains a judgment, or attempts to exercise certain remedies, against the Company, or unless necessary to protect the holders' superior rights under the Senior Debt against the plaintiffs in the Swift/Arakaki lawsuit. It is anticipated that the claims of the holders of the Senior Debt will be resolved in the Reorganization Case as to the Debtors. As to entities that are not Debtors but that are liable on the Senior Debt, there can be no assurance that the Senior Debt holders will not pursue their remedies under the Senior Debt, either because of actions by ERS or the opponents in the Swift/Arakaki lawsuit or because of additional defaults arising under the Senior Debt.

     In 2000, the Company borrowed approximately $5,576 from Northbrook for purposes of satisfying the Mandatory Base Interest payments related to the COLAs due in 2000. During 2000, the Company borrowed an additional $4,300 from Northbrook to fund capitalizable property development and agriculture disbursements. The borrowings were repaid with interest in January 2001. To the extent that Northbrook or its affiliates made such borrowings available to the Company during 2000, any such borrowings were required
(i) to be "Senior Indebtedness" (as defined in the Indenture), (ii) to accrue interest at the rate of prime plus 1%, and (iii) to have principal and interest fully repayable by February 28, 2001 (see Note 2 for a description of the amendments to such notes). Moreover, as a condition to

                               AMFAC HAWAII, LLC

                            (Dollars in Thousands)


the additional Senior Debt loans made by Northbrook and its affiliates commencing in 1999, the Company agreed to make all of the remaining unencumbered real and personal property assets of the Company security for all of the Senior Debt held by Northbrook and its affiliates. All such Senior Debt, which as of March 31, 2002 had an outstanding balance of principal and accrued interest of approximately $189,085 is senior in priority to the COLA's and is guaranteed by each of AHI and its subsidiaries (except Waikele Golf Club, Inc. due to provisions of the third party debt owed by that Company prior to its sale of the Waikele Golf Club in December 2001).

     The Company's Property segment had contractual commitments (related to project costs) of approximately $3,550 as of March 31, 2002. Additional development expenditures are dependent upon the Company's ability to obtain financing for such costs and on the timing and extent of property development and sales.

     As of March 31, 2002, certain portions of the Company's land not currently under development are mortgaged as security for approximately $618 of performance bonds related to property development.


(9)  INCOME TAXES

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The amount of temporary differences related to APIC's assets and liabilities, is reflected in the consolidated financial statements as a deferred tax liability at 16.67% in the Company's Investment in unconsolidated entity, at equity.

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

Reorganization Case

     On February 27, 2002, AHI and the other Debtors filed separate petitions for voluntary relief under Chapter 11 of the U.S. Bankruptcy Code. The other Debtors include FHT, which is a subsidiary of Northbrook but not a subsidiary of AHI and not a guarantor of the COLAs, and the following direct and indirect subsidiaries of AHI (together with AHI, the "AHI Debtors"), some of which are Registrants: Amfac Land Company, Limited, Pioneer Mill Company, Limited, The Lihue Plantation Company, Limited, Kaanapali Estate Coffee, Inc., KDCW, Inc., Amfac Holdings Corp., Kaanapali Development Corp. and Waikele Golf Club, Inc. Other subsidiaries and affiliates of AHI, including for example Oahu Sugar Company, Limited, APIC and APDC, did not file separate voluntary bankruptcy petitions.

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

    The Debtors and the holders of Senior Debt engaged in extensive negotiations with the Trustee during the months preceding the filing. Such negotiations included the Trustee hiring legal counsel and a financial advisor to perform due diligence concerning the Debtors' assets. Such negotiations resulted in the agreement of the Trustee and the Debtors on the framework for a plan. A copy of the form of notice that the Trustee sent to all holders of COLAs that describes such negotiations was reported by the Company on a Form 8-K on March 20, 2002. The Debtors have filed their proposed Plan and supporting Disclosure Statement with the Bankruptcy Court on April 23, 2002, and filed a restated Plan and Disclosure Statement on May 10, 2002. Following approval of the Disclosure Statement, the holders of COLAs (among other classes of interested parties) will have the opportunity to vote on the Plan. The Plan and Disclosure Statement, as amended, if and when approved by the Bankruptcy Court, will govern the reorganization of the Debtors.

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

     In the event that the Plan in the Reorganization Case is not confirmed or sufficient votes accepting the plan are not received and, as a result, the AHI Debtors are unable to confirm a plan as proposed, the AHI Debtors will assess the alternatives available to them including (i) seeking to restructure its capitalization and its obligations to creditors and equity holders under an alternative plan of reorganization, (ii) a liquidation under Chapter 11 of the Code or (iii) a conversion of these cases to a Chapter 7 liquidation proceeding. In addition, the holders of the Senior Debt have notified the Debtors that they intend to seek to lift the stay entered by the Bankruptcy Court and foreclose on the assets securing their debt if the Plan is not confirmed. The inability to promptly confirm the Plan will delay the AHI Debtors' emergence from bankruptcy and could have a material adverse affect on the value of the AHI Debtors' business and assets. There is substantial risk that any alternative restructuring or a liquidation will result in less favorable treatment of claims and interests, including those of the COLA holders, than that provided by the plan.

     As a consequence of the Chapter 11 filings, the Company is in the process of examining its existing contractual relationships to determine which continuing contracts should be assumed in order to facilitate the reorganization plan, and which should be rejected to avoid expenses that would not contribute to (and may hinder) a successful plan. Though it is anticipated that determinations on most such contracts would occur in connection with a plan of reorganization, certain lease and contractual arrangements have been, or are in the process of being, rejected during the second quarter of 2002, in order to minimize the Company's liability with respect thereto. A small number of contracts may also be assumed or renegotiated before this time where deemed particularly important to the Company's prospects. There can be no assurance concerning the disposition of any individual contract or the timing thereof.

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

     As a consequence of the shutdown of the Company's sugar operations on Kauai, G&R is the sole remaining sugar grower on the island. In April 2001, the Company entered into a series of Agreements with G&R, and Hawaii Sugar and Transportation Cooperative ("HSTC"), of which G&R is a member, whereby (1) G&R would sell and deliver bagasse (a sugar byproduct) to the Company (as available) for the Company to burn to generate electric power at the Lihue Plantation power plant, as required by the PPA, (2) the Company would store the raw sugar and molasses produced by G&R and sold to HSTC in the Company's storage facility in Lihue, subject to a contract with HSTC and a guaranty of such contract and indemnification by G&R, and (3) the Company would grant G&R an option to purchase the storage facility at fair market value, so long as the option was exercised before July 31, 2001. G&R provided the Company with notice that it intended to exercise the option, which triggered an arbitration process that resulted in a sale price for the facility of $2.3 million. The sale of the storage facility closed in October 2001. As a result of the sale, a $2.3 million payment was made by AHI, in October 2001, on the note payable to Northbrook and secured by AHI's interest in the North Beach Property (See Note 2).

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

     As reflected in the Company's March 31, 2002, balance sheet, approximately $186.4 million of Senior Debt owed to affiliates of the Company is categorized as a current liability. The classification as a current liability results from defaults that occurred under such Senior Debt due to actions taken by ERS to realize upon indebtedness owed to it, and due to the adverse verdict in the Oahu Sugar V. Arakaki and Swift lawsuit described under Part II. Item 1. "Legal Proceedings". Under the Restructuring Agreement, effective as of December 29, 2000, among the Company, certain of the Company's subsidiaries and certain holders of Senior Debt affiliated with Northbrook, the parties had agreed that the defaults described above would continue but that the Senior Debt holders would not exercise their remedies against the Company and its subsidiaries based upon those defaults until either ERS obtains a judgment, or attempts to exercise certain remedies, against the Company, or unless necessary to protect such holders' superior rights under the Senior Debt against the plaintiffs in the Swift/Arakaki lawsuit. It is anticipated that the claims of the holders of the Senior Debt will be resolved in the Reorganization Case as to the Debtors. As to entities that are not Debtors but that are liable on the Senior Debt, there can be no assurance that the Senior Debt holders will not pursue their remedies under the Senior Debt, either because of actions by ERS or the opponents in the Swift/Arakaki lawsuit or because of additional defaults arising under the Senior Debt.

     The Company sold a parcel on Maui near Lahaina in the first quarter of 2001, a parcel in Hanamaulu, Kauai, also in the first quarter of 2001, additional parcels in Hanamaulu, Kauai in the second quarter of 2001, additional parcels in Hanamaulu and Lihue on Kauai in the third quarter of 2001 and the Kauai Sugar Storage facility in Lihue in the fourth quarter of 2001 which provided funds to the Company to help meet its short-term liquidity needs including mandatory prepayment on Senior Indebtedness. However, the Company believed that in the absence of additional land and business sales or financing from third parties (which has generally not been obtainable), additional Senior Debt borrowings from Northbrook or its affiliates were necessary to meet its COLA related obligations and long-term liquidity needs. To the extent land sales did occur in 2001, any funds received in excess of the Company's short-term needs have been used to pay down Senior Debt in accordance with the debt restructure completed in December 2000 (see Note 2). As a result of property sales in 2001, prepayments were made during the third and fourth quarters of 2001. However, as costs continued to outstrip revenues and sources of liquidity were no longer available to the Company given its existing debt burden, the Debtors determined it was necessary to seek financial relief through the filing of the Reorganization Case, rather than expend its remaining cash reserves to satisfy its debt service obligations.

     During 2000, the Company borrowed approximately $5.6 million from Northbrook for the Mandatory Base Interest payments related to the COLAs due in 2000. During 2000, the Company borrowed an additional $4.3 million from Northbrook to fund capitalizable property development and agriculture disbursements. The borrowings were repaid with interest in January 2001. To the extent that Northbrook or its affiliates made such borrowings available to the Company during 2000, any such borrowings were required (i) to be "Senior Indebtedness" (as defined in the Indenture), (ii) to accrue interest at the rate of prime plus 1%, and (iii) to have principal and interest fully repayable by February 28, 2001. (See Note 2 for a description of the outstanding Senior Debt notes.) In October 2001, an additional $0.2 million was funded. All such Senior Debt, which as of March 31, 2002 had an outstanding balance of principal and accrued interest of approximately $189.1 million, is senior in priority to the COLA's and is guaranteed by each of the Registrants except Waikele Golf Club, Inc. Prepayment of net property sale proceeds remaining after providing reserves for anticipated cash needs for the twelve months following the property sales may be required under the terms of the Senior Debt loans. Additional interest may be payable on such Senior Debt upon its maturity based upon fair market value, if any, of the Company's equity at that time.

     During the year ended December 31, 2001, the Company made principal and interest payments on Amounts Due Affiliates - Senior debt financing aggregating $22.7 million which includes prepayments required from net property sale proceeds discussed above.

     The Waikele Golf Club had experienced a significant drop in play from eastbound (primarily, Japanese) tour groups, which depressed rounds played, average rate and, as a result, net operating income. In addition, competition from other, both new and existing golf courses on Oahu, and continuing softness in the Japanese tour group market thwarted the Company's efforts to market the golf course in an effort to return it to its previous level of profitability. The Company had refinanced the Waikele Golf Club in 1997 with a loan facility with the Bank of Hawaii (as agent for itself and other lenders) in the original principal amount of $25 million. This loan facility had a maturity date of February 2007, an interest rate of LIBOR plus 2% until the fifth anniversary and LIBOR plus 2.25% thereafter, principal amortization based on a 30-year amortization period, was secured by substantially all of the assets of Waikele Golf Club, Inc., was guaranteed by AHI and was "Senior Indebtedness" (as defined in the Indenture). At that level of indebtedness, it was not anticipated that the cash flow of the golf course could continue to service the debt. In an effort to renegotiate the loan, the Company commenced discussions with the lender during the third quarter of 2001. As a result of such negotiations, the lenders agreed to sell the loan to the Company, at a substantial discount, for a purchase price of $13 million and release AHI from its guarantee obligation. The purchase price approximated the fair market value of the golf courses at the time. The loan purchase agreement also gave the Company the option to simply pay off the loan at the discounted amount. Though the Company had sufficient cash to close the sale, it was necessary for it to recover such amount promptly in order to replenish its cash balances to pay its other obligations and pursue its business plan. Therefore, the Company entered into a sale agreement with a newly formed subsidiary of Northbrook, whereby such subsidiary agreed to purchase the golf course from the Company for $13 million. Such transactions closed in December 2001, at which time the Company paid off the Bank of Hawaii loan for $13 million immediately prior to the purchase of the property by such subsidiary. The outstanding balance on the Bank of Hawaii loan on the closing date was approximately $23.8 million.

     In recent years, the Company has funded its significant cash requirements primarily through Senior Debt borrowings from Northbrook and its affiliates and from revenues generated by the development and sale of its properties. Significant short-term cash requirements relate to the funding of agricultural deficits including shut down costs related to the Lihue and Kekaha sugar plantations, interest expenses and overhead expenses. At March 31, 2002, the Company had unrestricted cash and cash equivalents of approximately $5.9 million.

     Though the Company continues to operate in the ordinary course of business, the filing of the Reorganization Case in February 2002 likely means that the debt and equity structures of the Debtors in such case will either be reorganized pursuant to a plan approved by the Bankruptcy Court or the Debtors will be liquidated. It is further likely that if a plan is not approved, the holders of the Senior Debt will attempt to foreclose on their security. In the event of a liquidation, the proceeds of such liquidation will not be sufficient to satisfy the Debtors' existing obligations, and may result in no recovery for the Company's unsecured creditors with claims as of the filing date, including, without limitation the holders of COLAs. Reference is made to the discussion of the Reorganization Case included above and to the Debtors' Amended and Restated Plan and Disclosure Statement filed with the Bankruptcy Court on May 10, 2002, which are included as Exhibits to this quarterly report. A hearing to approve the Disclosure Statement has been scheduled for June 5, 2002.
As of the date of this report, no hearing has been scheduled for approval of the Plan.

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

     During 2001, the Company generated approximately $44.0 million from the sales of approximately 19,000 acres on Kauai for $28.5 million, 5,540 acres on Maui for $15.3 million and certain other parcels which aggregate $.2 million.

     The Company implemented certain cost savings measures and deferred certain development costs and capital expenditures for longer-term projects during the past few years. Nevertheless, the Company's Property segment expended approximately $3.5 million in project costs during 2001 and anticipates spending approximately $4.5 million in project costs during 2002. As of March 31, 2002, contractual commitments related to project costs totaled approximately $3.6 million. However, the Company also had previously made a number of commitments to fund certain infrastructure costs relating to the future construction of a new Lahaina/Kaanapali bypass highway on Maui, that could require additional significant expenditures in the longer term should such highway be built (see discussion of Maui Infrastructure Costs below).

     APDC, a wholly-owned subsidiary of the Company, obtained a $10 million loan facility from City Bank, secured by a mortgage on property under development at the Oahu Sugar mill-site, and is "Senior Indebtedness" (as defined in the Indenture). The loan as extended has been paid down to a balance of $3 million, bore interest at the bank's base rate plus 1.25% and matured on December 1, 2000. In January 2001, APDC reached an agreement with the Bank for an extension until December 1, 2001 with a principal payment of $.150 million upon execution of the agreement. On December 1, 2001, APDC reached an agreement with the bank for an additional extension until March 1, 2002. APDC is continuing talks with the bank for a further extension and renegotiation of the loan. The extended loan bears interest at the bank's base rate (4.75% at March 31, 2002) plus 2%. APDC does not have the funds necessary to pay the remaining balance of the loan without sale of the remaining millsite land. If such loan cannot be further extended, it would likely result in APDC no longer having an ownership interest in the property.

     Northbrook also holds a note in the original principal amount of $9,600, dated September 30, 1998, originally made by TPI and subsequently purchased from TPI by an affiliate of Northbrook. The note is secured by a mortgage on the Company's 50% ownership interest in the 96-acre beachfront parcel (commonly referred to as Kaanapali North Beach the "Property") and is "Senior Indebtedness" (as defined in the Indenture). The note was payable in five annual installments in the principal amount of $1,920 beginning in September 1999. The note bore interest of 8.5% and was payable quarterly. The note was subsequently amended to require quarterly interest payments beginning March 31, 2001 with principal payable on demand; provided, that if no demand is previously made, the amendment contains two scheduled principal payments of $2,730 each in September of 2002 and 2003. In October 2001, Northbrook purchased the note from its affiliate for the then outstanding balance of principal and accrued interest aggregating approximately $5,500 and also demanded a principal payment of $2,300 which was paid the Company in October 2001. The note remains secured by AHI's 50% undivided interest in the Property with such entire property also mortgaged as security for the other Senior Debt.

     Under a tax agreement with Northbrook, the Company and its subsidiaries are responsible for paying their own income taxes on taxable income generated in 2001 and thereafter. Northbrook has agreed to contribute the replacement Senior Debt it holds, dated December 29, 2000, with an outstanding balance of principal and interest of $27,773 on December 31, 2006, if the new tax agreement remains in effect at that time.

However, due to the filing of the Chapter 11 cases, such note is in default and Northbrook is entitled to make a claim thereon. The Senior Debt notes held by Northbrook and its affiliates also require the Company and subsidiaries to make prepayments amounts on the Senior Debt notes of net property sale proceeds remaining after providing reserves for anticipated cash needs for the 12 months following the property sales. As a result of property sales in 2001, prepayments aggregating $9,500 were made on the Senior Debt in 2001. (See note 2 for a further description of the Senior Debt.)

    In connection with the restructuring of the Company's Senior Debt held by Northbrook and its affiliates in December 2000, Northbrook agreed that it would cause the Northbrook sponsored pension plan to provide early retirement window benefits that reduced the Company's cash requirements relative to the shutdown of the remaining sugar plantations on Kauai. Approximately $5.5 million of such benefits were paid by the pension plan in 2000, which were treated as a capital contribution to the Company by Northbrook. An additional $4.2 million of anticipated benefits were reflected as a liability at December 31, 2000 and will be reflected as additional capital contributions when such benefits are paid by the plan. As of December 31, 2001, an additional $3.2 million of such benefits had been paid and therefore were added to capital during 2001. The remaining $1 million is reflected as a liability at December 31, 2001 in the accompanying financial statements. The Restructuring Agreement also required the Company to reserve $8 million as restricted cash for the purpose, among other things, of meeting certain liabilities. The balance of such restricted cash is $6.0 million at March 31, 2002.

     During the first three months of 2002, cash decreased $4.1 million from December 31, 2001. Net cash was used by operating activities of $2.1 million, investing activities of $2.0 million and financing activities of $.008 million.

     During the first three months of 2002, net cash used in operating activities was $2.1 million, compared to $12 million provided by operating activities for the first three months of 2001. The $14.1 million increase in cash used in operating activities was primarily due to a decrease in inventory of $18.8 million for the three months ended March 31, 2001 compared to $.7 million for the three months ended March 31, 2002, offset in part by an aggregate use of cash of $4.8 million from changes in Prepaid expenses, Accounts payable and Accrued expenses for the three months ended March 31, 2001, compared to an aggregate use of $.09 million for the three months ended March 31, 2002.

     During the three months ended March 31, 2002, cash used in investing activities was $2 million compared to $.6 million used during the first three months of 2001. The $1.4 million increase in the use of cash is due primarily to the increase in Other Assets of $1.5 million for the first three months of 2002 compared to $.5 million for the first three months of 2001 primarily due to deposits made for professional services in connection with the Company's Reorganization Case for the three months ended March 31, 2002.

     During the first three months of 2002, cash used in financing activities was $.008 million compared to $10.8 million for the first three months of 2001. The $10.8 million decrease in cash used in financing activities is primarily due to the use of cash of $10.6 million in principal and interest payments related to certain Amount Due to Affiliates
- Senior Debt during the first three months of 2001.

COLA Related Obligations

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

     Reference is made to Note 2 - Amounts Due to Affiliates - Senior Debt Financing. The total amount due Northbrook and its subsidiaries for Senior Debt financing as of March 31, 2002 was $189.1 million, which includes accrued and deferred interest to affiliates on senior debt of approximately $49.1 million. Under the terms of the Indenture, the amounts borrowed from Northbrook or its affiliates are "Senior Indebtedness" to the COLAs.

     The Company has received a notice from each of the holders of the Senior Debt notifying the Company that all Senior Debt is currently in default due to the existence of other defaults or circumstances that constitute events of default under the Senior Debt, including, without limitation (i) the failure of the Company to make quarterly interest payments on the loan from the ERS related to their $66 million loan secured by the Royal Kaanapali Golf Courses; and (ii) the entry of, and failure of the Company to satisfy or otherwise stay, the judgment rendered against the Company in Oahu Sugar Company, Limited v. Walter Arakaki and Steve Swift (see Part II. Item 1. Legal Proceedings, below). It is anticipated that the claims of the holders of the Senior Debt will be resolved in the Reorganization Case as to the Debtors. As to entities that are not Debtors but that are liable on the Senior Debt, there can be no assurance that the Senior Debt holders will not pursue their remedies under the Senior Debt, either because of actions by ERS or the opponents in the Swift/Arakaki lawsuit or because of additional defaults arising under the Senior Debt.

RESULTS OF OPERATIONS

AGRICULTURE SEGMENT:

     The Company's Agriculture segment remains responsible for activities related primarily to the cultivation and sale of seed corn under a contract with a third party. During 2001, Agriculture's revenues were primarily derived from the Company's coffee operations. The Company shut down its coffee farming activities in the third quarter of 2001. The Company continues to market coffee products on a wholesale basis to sell existing inventories.

     Agriculture revenues and cost of sales decreased for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 due to the winding down of the Company's remaining sugar operations on Kauai which completed its final harvest in November 2000.

     During the first three months of 2002 and 2001, agriculture revenues were $.7 million and $2.6 million, respectively. Revenues for the first three months of 2001 included proceeds related to Kauai's former sugar operations, as the Company sold its remaining inventories.

     Agriculture cost of sales decreased to ($.7) million for the three months ended March 31, 2002 compared to $.7 million for the three months ended March 31, 2001, primarily due to costs related to the winding down of former Kauai sugar operations which are included in cost of sales for 2001.

     Agriculture operating expenses, consisting primarily of depreciation expense, decreased to $.5 million for the first three months ended March 31, 2002 compared to $.8 million for the first three months ended March 31, 2001.

     As a result of the above decreases, operating income decreased slightly to $.9 million for the three months ended March 31, 2002 compared to $1.0 million for the three months ended March 31, 2001.

GOLF SEGMENT:

     The Company's golf segment had been responsible for the management and operation of the two Kaanapali Golf Courses in Kaanapali, Maui and the Waikele Golf Club on Oahu (prior to its sale). The Company owns only an approximately 17% interest in APIC, and thus, as of March 31, 2002 and December 31, 2001 has a minority interest investment in the Kaanapali Golf Courses and therefore, was accounted for on the equity method. A receiver was appointed to assume responsibility for the operation of the two Kaanapali Golf Courses on March 19, 2002. In December of 2001, the Company sold the Waikele Golf Club to an affiliate of Northbrook. (Reference is made to Note 4.)

PROPERTY SEGMENT:

     The Company's Property segment is responsible for land planning and development activities; obtaining land use, zoning and other governmental approvals; selling or financing developed and undeveloped land parcels.

     Revenues decreased to $.9 million during the three months ended March 31, 2002 from $19.3 million during the three months ended March 31, 2001. Land sales included revenues for the three months ended March 31, 2001 of approximately $18.7 million primarily from the sale of approximately 5,500 acres on Maui. There were no land sales during the first three months of 2002.

     During the three months ended March 31, 2002, property cost of sales were $.2 million as compared to $19.4 million for the three months ended March 31, 2001. The decrease in costs was due primarily to the decrease in land sales (as discussed above).

     Property sales and cost of sales decreased for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 due to a decrease in land sales. Operating loss decreased to $.8 million during the three months ended March 31, 2002 compared to $1.3 million for the three months ended March 31, 2001.

     (a)  OAHU.

     After the closure of the Oahu Sugar plantation in 1995, the Company began developing the 64-acre mill site located in Waipahu, which is approximately 10 miles west of downtown Honolulu near Pearl Harbor. The Company received county zoning approval for a light industrial subdivision on the property. (Reference is made to Note 4.)

     (b)  MAUI.

     As of March 31, 2002, the Company owns approximately 4,900 acres of land on the island of Maui, most of which are classified as agricultural land and conservation land for State and County purposes. All of the Company's land holdings are located in West Maui near the Lahaina and the Kaanapali Beach Resort areas.

     In January 2001, the Company sold approximately 5,500 acres of agricultural and conservation land in Launiupoko for $14.5 million and generated an additional $.8 million from various other sales during 2001.

     The Company has determined that the focus of its future development efforts should be on its Kaanapali 2020 land holdings (approximately 4,400 acres) on Maui. The Debtors in the Reorganization Case intend to propose a Plan of Reorganization that will restructure the Company's debt and equity in a manner by which the Debtors hope to enhance the value of such land holdings by giving the Company sufficient liquidity to pursue necessary entitlements for the property. (See also discussion of the Reorganization Case in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations"). The Company believes its development efforts are best concentrated in this area where it has certain development approvals already secured and where successful resort development has occurred during the past thirty years. Though there are substantial risks to the development of these lands, the Company believes that if it can obtain the entitlements it needs the value of the property could be significantly enhanced, which would permit the Company's planned reorganization to succeed.

     In 1999, the Company began a new approach to planning for its Kaanapali lands referred to as community based planning or CBP. The Company works to involve members from all aspects of the West Maui community in developing an acceptable plan for the Company's Kaanapali land holdings. CBP has been used successfully in several communities on the mainland such as in the Weston, Florida development being completed by an affiliate of Northbrook. Management is optimistic that a plan can be developed that meets the Company's long-term financial objectives and will be supported by a broad cross section of the community. (See also discussion of land sales in "Management Discussion and Analysis of Financial Condition and Results of Operations - General".)

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

     NORTH BEACH. In December 2000, the Company sold (to a timeshare company) the 14-acre site known as Lot 1 at Kaanapali North Beach for a gross selling price of $19.5 million. In addition, the timeshare company received a five-year option to purchase Lot 2 at Kaanapali North Beach.
The option purchase price is based on the number of units entitled at the time of closing (if an exercise of the option were to take place). If the option is exercised, the Company currently expects the purchase price to be in the range of $9.0 million. The remaining three North Beach lots (including Lot 2) total approximately 82 acres. Under an agreement that preceded the sale to the timeshare company, the Company was required to begin construction of improvements for a 13-acre public park at Wainee, Maui. The improvements are substantially complete. The park land and improvements have been dedicated to the County of Maui. The Company is currently examining its options respecting the Lot 2 option relative to the Reorganization Case. Additionally, Lot 4 of Kaanapali North Beach is currently listed for sale.

     The Company's remaining North Beach properties are subject to a mortgage held by Northbrook securing a loan with the outstanding principal and accrued interest aggregating approximately $3.2 million, as well as another mortgage securing the remaining Senior Debt held by Northbrook and its affiliates. For a further description of such loans, see Note 2.

     MAUI INFRASTRUCTURE COSTS. In connection with certain of the Company's land use approvals on Maui, the Company had agreed to provide affordable housing and to participate in the funding of the design and construction of the planned Lahaina/Kaanapali bypass highway. The Company has entered into an agreement with the State of Hawaii Department of Transportation covering the Company's participation in the design and construction of the bypass highway. In conjunction with state urbanization of the Company's Kaanapali Golf Estates project, the Company committed to spend up to $3.5 million (of which approximately $.8 million has been spent as of March 31, 2002) toward the design of the highway. Due to lengthy delays by the State in the planned start date for the bypass highway, the Company funded approximately $1.2 million for the engineering and design of the widening of the existing highway through the Kaanapali Beach Resort. The Company believes this $1.2 million will be credited against the $3.5 million commitment discussed above. The Company also committed another $6.7 million for the construction of the bypass highway, subject to the Company obtaining future entitlements on Maui and the actual construction of the bypass highway. The development and construction of the bypass highway is expected to be a long-term project that would not be completed until the year 2007 or later, if ever. The Company is currently examining its options respecting these agreements relative to the Reorganization Case.

     The Company also reached an agreement with Maui County pursuant to which the Company has conveyed a parcel of land, in Lahaina, the Pioneer Mill office site and five acres of agricultural land, in satisfaction of employee housing requirements affecting lot 1 of North Beach Makai and affordable housing requirements affecting Kaanapali Golf Estates parcels.

     (c)  KAUAI.

     In March 2001, the Company sold approximately 460 acres of agricultural lands on Kauai for approximately $3.5 million.

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

PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS

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

     The borrowers' counterclaims against the ERS in such litigation assert, among other things, that because of the refusal of the ERS to perform in accordance with the loan documents and grant the required consents and releases, dating back to the inception of the loan, the Company suffered damages over time relating to various development projects and sale transactions that the Company consummated or attempted to consummate since 1991. Also alleged is that these refusals and the interference of the ERS with the Company's legitimate development efforts was intended by ERS to give the ERS leverage over the Company's development and land sale activities to the benefit of ERS, not to protect the ERS' bargained for security for its loan on the RKGC. Some projects were substantially delayed by the ERS' defaults and significant land sales were either substantially delayed or failed altogether. Income from sales was also adversely affected in addition to the expenses of development caused by the ERS' delays and refusals. In addition, the Company suffered significant damages relative to the costs of attorneys and other professionals that the Company was forced to pay (including those of ERS' attorneys and professionals) in its failed attempt to obtain the consents and releases. Failure to obtain the necessary easements promised by ERS could subject the Company to damages claims from landowners on parcels previously sold by the Company and, particularly, could significantly negatively impact the value and marketability of its remaining land parcels in Kaanapali Golf Estates, which requires such easements for access and to ensure that the parcel enjoys necessary water and drainage rights. As a consequence of the ERS' actions, the borrowers' counterclaims allege, among other things, that the ERS breached its duties under the contract, breached the ERS' implied covenant of good faith and fair dealing, fraudulently induced the borrowers to enter into the loan, acted in a fraudulent manner respecting its fiduciary relationship with the borrowers and/or acted in bad faith. The counterclaim seeks, among other things, damages, attorneys' fees and costs, and an order directing the ERS to provide the releases and consents required by the loan documents. There can be no assurance that defendants will prevail in the counterclaim or in the defense of ERS's attempt to realize on its security. On March 19, 2002, the court entered an order appointing a receiver for the property that is security for the loan, as well as for the golf course operations related thereto. The receiver has taken over the golf course operations from APIC and hired most of APIC's former employees. APIC's former employees are seeking from APIC payment of severance and certain benefits, among other things. APIC is in negotiations over this matter.

     The borrowers are currently engaged in settlement discussions with the ERS. There is a substantial likelihood that any such settlement will nevertheless result in a transfer of title to the RKGC to the ERS on terms acceptable to the borrowers. There can be no assurance as to the outcome of such litigation or any settlement negotiations.

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

     On February 1, 2002, Transcend, Inc. filed a lawsuit entitled Transcend, Inc. v. Amfac/JMB Hawaii, Inc., et. al., Civ. No. 02-1-0287-02 in the First Circuit Court, State of Hawaii. Plaintiff alleges that it purchased six cane haul trucks and that defendant entities failed to make delivery. In this four count complaint for breach of contract, quantum meruit, conversion and trespass, plaintiff seeks general, special, and punitive damages. Plaintiff includes a monetary demand for $786 in the first count of the complaint, as well as a request for attorneys' fees, costs, and further unspecified relief. Plaintiff names Amfac/JMB Hawaii, Inc. and Amfac Sugar Kauai as defendants, among others. Defendants have filed an answer denying the substantive allegations of the complaint. Defendants believe that they have meritorious defenses.

     On July 19, 2001, The Gutman Realty Company filed a lawsuit entitled Gutman Realty Company v. Amfac Property Investment Co., Civ. No. 01-1-0392(3), in the Second Circuit Court, State of Hawaii. In the suit, plaintiff allegedly seeks to recover unpaid rent for premises located at 2350 Kekaa Drive, Lahaina, Maui. The complaint alleges that the unpaid rent as of July 13, 2001 was $349 and seeks recovery of that amount with interest, any future rents owing from that date forward, reasonable attorneys' fees, interest, costs, and any further relief that the court might deem just and proper. On October 9, 2001, APIC filed its answer denying the substantive allegations of the complaint and/or seeking an offset for any rents deemed to be lawfully owing and a counterclaim for unpaid management fees and reimbursements arising out of the relationship between the parties. APIC intends to vigorously defend itself in this matter, but no assurances can be given that it or the Company will not incur liability in connection with this case.

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

The YMCA and FCC have also been named defendants in this action and have filed cross-claims for relief against Oahu Sugar and APDC for alleged breach of warranty of title, indemnity and contribution in connection with their respective transactions, and seeking, among other things, damages, attorneys' fees, costs, and prejudgment interest. Oahu Sugar and APDC have filed answers to the complaint, as amended, and the cross-claims. On
May 3, 2001, plaintiffs filed an amended complaint dropping the remedy of foreclosure in connection with certain property transferred to the YMCA and adding various allegations including, without limitation, allegations regarding the final judgment entered in the underlying manner. The case is proceeding and the plaintiffs are currently scheduled to file a pretrial statement in September 2002. Oahu Sugar and APDC believe they have meritorious defenses and intend to pursue their defenses vigorously. However, there can be no assurances that this case, when once adjudicated, will not have a material adverse effect on the financial condition of Oahu Sugar or APDC.

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

     On May 10, 2000, Oahu Sugar was named in a civil action entitled, Albert and Marciana Kalaikai v. Oahu Sugar, et. al., pending in the Circuit Court of the First Circuit, State of Hawaii, Civil No. 00-1-1497-05. Pioneer Mill Company was named in this suit, but was not served. In this case, plaintiffs seek damages for alleged asbestos related injuries sustained, among other things, from exposure to asbestos-containing products over the course of in excess of forty years and at numerous locations including the Oahu Sugar mill site over the period of 1950-1960. The case is currently set for trial in July 2002. Oahu Sugar intends to defend itself vigorously.

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

     As a result of an administrative order issued to Oahu Sugar Company by the Hawaii Department of Health, Order No. CH 98-001, dated January 27, 1998, Oahu Sugar is currently engaged in environmental site assessment of lands it leased from the U.S. Navy and located on the Waipio Peninsula. Sampling is underway and the investigation is otherwise still in its preliminary stages.

     Other than as described above and the Reorganization Case as described above, the Company is not involved in any material pending legal proceedings, other than ordinary routine litigation incidental to its business. The Company and/or certain of its affiliates have been named as defendants in several pending lawsuits. While it is impossible to predict the outcome of such routine litigation that is now pending (or threatened) and for which the potential liability is not covered by insurance, the Company is of the opinion that the ultimate liability from any of this litigation will not materially adversely affect the Company's consolidated results of operations or its financial condition.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

     The Company did not pay the required interest payments due in 2000 on the loan secured by the RKGC (and certain adjacent lands). ERS then issued a default notice and instituted a foreclosure action in August 2000. Pursuant to an agreement between the lender and the borrowers, the borrowers paid approximately $3.8 million in September 2000 to the ERS for a portion of the past due interest amounts and the ERS agreed to temporarily suspend its action to realize upon its security while the parties attempted to negotiate a definitive agreement to extend the loan beyond its June 30, 2001 maturity date. Efforts of the borrowers to negotiate such an agreement broke down in December 2001, only after Northbrook (an affiliate of APIC that had no obligations under the loan) had funded certain minimum interest payments (together with the ERS' legal fees and other related costs). In January 2002, ERS recommenced its foreclosure action, which the borrowers are contesting. The borrowers have also brought counterclaims against ERS relative to the lender's defaults described above, which defaults have caused the Company substantial damages relating to its efforts to sell either the unrelated parcels that the ERS refused to release from the mortgage or other land parcels that required easements and other rights to which the ERS was required to consent. (See
Part II. Item 1. "Legal Proceedings" for further discussion.)

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

     The Company has received a notice from each of the holders of the Senior Debt notifying the Company that all Senior Debt is currently in default due to the existence of other defaults or circumstances that constitute events of default under the Senior Debt. Amounts due on such indebtedness aggregated $189.1 million as of March 31, 2002 and are included in "Amounts due to affiliates - Senior Debt Financing" in the accompanying Consolidated Balance Sheets. Reference is made to Note 2 of Notes to Consolidated Financial Statements.

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

  4.14 Amended and Restated Promissory Note between The Lihue Plantation Company, Limited and Northbrook Corporation dated December 29, 2000. (10)

  4.15 Amended and Restated Promissory Note between The Lihue Plantation Company, Limited and Northbrook Corporation dated December 29, 2000. (10)

Exhibit
No.          Exhibit
-------      --------

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

Exhibit
No.          Exhibit
-------      --------

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

 10.18 Assignment and Contribution Agreement effective December 31, 1998 between Northbrook Corporation and Amfac/JMB Hawaii, L.L.C. (9)

 10.19. Note Modification Agreement dated December 31, 1998 between Amfac/JMB Hawaii, L.L.C. and Fred Harvey Transportation Company. (9)

 10.20 Purchase Agreement by and between Waikele Golf Club, Inc., and Waikele Golf, LLC dated December 14, 2001. (11)

 10.21 Loan Purchase Agreement by Bank of Hawaii, Amfac Hawaii, LLC and Waikele Golf Club, Inc., dated December 14, 2001. (11)

 10.22 Amfac Hawaii, LLC's press release dated February 27, 2002, incorporated herein by reference to the Company's Report for February 27, 2002 on Form 8-K (File No. 33-24180) dated March 8, 2002.

Exhibit
No.          Exhibit
-------      --------

 10.23 Letter of Bank One Trust Company, N.A. dated March 11, 2002 to the Holders of the Amfac Hawaii, LLC Certificate of Land Appreciation Notes due 2008 incorporated herein by reference to the Company's Report for March 11, 2008 on From 8-K
             (File No. 33-24180) dated March 20, 2002.

 10.24 First Amended Joint Plan of Reorganization of Amfac Hawaii, LLC, Certain Of Its Subsidiaries And FHT Corporation Under Chapter 11 Of The Bankruptcy Code is filed herewith.

 10.25 First Amended Disclosure Statement With Respect To Joint Plan Of Reorganization Of Amfac Hawaii, LLC, Certain Of Its Subsidiaries and FHT Corporation Under Chapter 11 Of The Bankruptcy Code dated May 10, 2002, is filed herewith.

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

      (11) Previously filed as exhibit to the Company's Form 8-K report under the Securities Act of 1934 (File No. 33-24180) filed December 28, 2001 and hereby incorporated by reference.

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        AMFAC HAWAII, LLC


                               /s/ GAILEN J. HULL
                               -------------------
                        By:    Gailen J. Hull
                               Senior Vice President
                        Date:  May 13, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                               /s/ GAILEN J. HULL
                               -------------------
                               Gailen J. Hull
                               Principal Accounting Officer
                        Date:  May 13, 2002

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        AMFAC LAND COMPANY, LIMITED


                               /s/ GAILEN J. HULL
                               -------------------
                        By:    Gailen J. Hull
                               Vice President
                        Date:  May 13, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                               /s/ GAILEN J. HULL
                               -------------------
                               Gailen J. Hull
                               Principal Accounting Officer
                        Date:  May 13, 2002

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        AMFAC PROPERTY DEVELOPMENT CORP.


                               /s/ GAILEN J. HULL
                               -------------------
                        By:    Gailen J. Hull
                               Vice President
                        Date:  May 13, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                               /s/ GAILEN J. HULL
                               -------------------
                               Gailen J. Hull
                               Principal Accounting Officer
                        Date:  May 13, 2002

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        AMFAC PROPERTY INVESTMENT CORP.


                               /s/ GAILEN J. HULL
                               -------------------
                        By:    Gailen J. Hull
                               Vice President
                        Date:  May 13, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                               /s/ GAILEN J. HULL
                               -------------------
                               Gailen J. Hull
                               Principal Accounting Officer
                        Date:  May 13, 2002

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        H. HACKFIELD & CO., LTD.


                               /s/ GAILEN J. HULL
                               -------------------
                        By:    Gailen J. Hull
                               Vice President
                        Date:  May 13, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                               /s/ GAILEN J. HULL
                               -------------------
                               Gailen J. Hull
                               Principal Accounting Officer
                        Date:  May 13, 2002

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        KAANAPALI ESTATES COFFEE, INC.


                               /s/ GAILEN J. HULL
                               -------------------
                        By:    Gailen J. Hull
                               Vice President
                        Date:  May 13, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                               /s/ GAILEN J. HULL
                               -------------------
                               Gailen J. Hull
                               Principal Accounting Officer
                        Date:  May 13, 2002

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        KEKAHA SUGAR COMPANY, LIMITED


                               /s/ GAILEN J. HULL
                               -------------------
                        By:    Gailen J. Hull
                               Vice President
                        Date:  May 13, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                               /s/ GAILEN J. HULL
                               -------------------
                               Gailen J. Hull
                               Principal Accounting Officer
                        Date:  May 13, 2002

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        THE LIHUE PLANTATION COMPANY, LIMITED


                               /s/ GAILEN J. HULL
                               -------------------
                        By:    Gailen J. Hull
                               Vice President
                        Date:  May 13, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                               /s/ GAILEN J. HULL
                               -------------------
                               Gailen J. Hull
                               Principal Accounting Officer
                        Date:  May 13, 2002

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        OAHU SUGAR COMPANY, LIMITED


                               /s/ GAILEN J. HULL
                               -------------------
                        By:    Gailen J. Hull
                               Vice President
                        Date:  May 13, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                               /s/ GAILEN J. HULL
                               -------------------
                               Gailen J. Hull
                               Principal Accounting Officer
                        Date:  May 13, 2002

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        PIONEER MILL COMPANY, LIMITED


                               /s/ GAILEN J. HULL
                               -------------------
                        By:    Gailen J. Hull
                               Vice President
                        Date:  May 13, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                               /s/ GAILEN J. HULL
                               -------------------
                               Gailen J. Hull
                               Principal Accounting Officer
                        Date:  May 13, 2002

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        PUNA SUGAR COMPANY, LIMITED


                               /s/ GAILEN J. HULL
                               -------------------
                        By:    Gailen J. Hull
                               Vice President
                        Date:  May 13, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                               /s/ GAILEN J. HULL
                               -------------------
                               Gailen J. Hull
                               Principal Accounting Officer
                        Date:  May 13, 2002

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        WAIKELE GOLF CLUB, INC.


                               /s/ GAILEN J. HULL
                               -------------------
                        By:    Gailen J. Hull
                               Vice President
                        Date:  May 13, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                               /s/ GAILEN J. HULL
                               -------------------
                               Gailen J. Hull
                               Principal Accounting Officer
                        Date:  May 13, 2002