Form 10-Q/A
period 2002-03-31
AMFAC HAWAII LLC
filed 2002-05-31
CIK 839437

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



     The undersigned registrant hereby amends the following section of its Report for the quarter ended March 31, 2002 on Form 10-Q as set forth in the pages attached hereto:


     PART I      FINANCIAL INFORMATION

       ITEM 1.   FINANCIAL STATEMENTS - Pages 4 - 24


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            AMFAC HAWAII, L.L.C.



                                 /s/ GAILEN J. HULL
                                 ------------------
                            By:  Gailen J. Hull
                                 Senior Vice President



Dated:  May 31, 2002

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                           AMFAC HAWAII, LLC

                      Consolidated Balance Sheets

                 March 31, 2002 and December 31, 2001
                        (Dollars in Thousands)



                                         MARCH 31,       DECEMBER 31,
                                           2002             2001
                                        (Unaudited)        (Note 1)
                                       -------------     -----------
A S S E T S
-----------

Current assets:
  Cash and cash equivalents . . . . .       $  5,881           9,973
  Receivables, net. . . . . . . . . .          1,330           2,028
  Inventories . . . . . . . . . . . .          5,094           5,209
  Prepaid expenses. . . . . . . . . .            377             103
  Escrow deposits and restricted
    funds . . . . . . . . . . . . . .          6,184           6,490
                                            --------        --------
        Total current assets. . . . .         18,866          23,803
                                            --------        --------

Property, plant and equipment:
  Land and land improvements. . . . .        102,851         103,590
  Machinery and equipment . . . . . .         26,217          26,514
                                            --------        --------
                                             129,068         130,104
  Less accumulated depreciation
    and amortization. . . . . . . . .         28,411          28,323
                                            --------        --------
                                             100,657         101,781
                                            --------        --------
Deferred expenses, net. . . . . . . .          4,334           4,493
Other assets. . . . . . . . . . . . .         25,494          23,912
                                            --------        --------
                                            $149,351         153,989
                                            ========        ========

                           AMFAC HAWAII, LLC

                                         MARCH 31,       DECEMBER 31,
                                           2002             2001
                                        (Unaudited)        (Note 1)
                                       -------------     -----------
L I A B I L I T I E S
---------------------
Current liabilities:
  Accounts payable. . . . . . . . . .       $  2,163           1,989
  Accrued expenses. . . . . . . . . .         10,608           9,207
  Current portion of long-term
    debt. . . . . . . . . . . . . . .          2,850           2,850
  Amounts due to affiliates . . . . .         11,658          11,684
  Amounts due to affiliates -
    Senior Debt financing in default.        186,355         183,378
  Certificate of Land Appreciation
    Notes in default. . . . . . . . .        139,413         139,413
                                            --------        --------
        Total current liabilities . .        353,047         348,521
                                            --------        --------
Amounts due to affiliates -
  Senior Debt financing . . . . . . .          2,730           2,730
Accumulated postretirement
  benefit obligation. . . . . . . . .         30,738          33,118
Other long-term liabilities . . . . .          8,453           9,071
Deferred income taxes . . . . . . . .          9,994           8,603
                                            --------        --------
        Total liabilities . . . . . .        404,962         402,043
                                            --------        --------
Commitments and contingencies
  (notes 2, 3, 4, 6, 7 and 8)

Investment in unconsolidated entity,
  at equity . . . . . . . . . . . . .         11,258          11,168


M E M B E R ' S   E Q U I T Y   (D E F I C I T )
------------------------------------------------

Member's equity (deficit) . . . . . .       (266,869)       (259,222)
                                            --------        --------
        Total Member's equity
          (deficit) . . . . . . . . .       (266,869)       (259,222)
                                            --------        --------
                                            $149,351         153,989
                                            ========        ========
















              The accompanying notes are an integral part
               of the consolidated financial statements.

                           AMFAC HAWAII, LLC

                 Consolidated Statements of Operations

              Three Months Ended March 31, 2002 and 2001
                        (Dollars in Thousands)
                              (Unaudited)



                                                 2002        2001
                                               --------    --------
Revenue:
  Agriculture . . . . . . . . . . . . . . .    $    664       2,565
  Property. . . . . . . . . . . . . . . . .         860      19,322
  Golf. . . . . . . . . . . . . . . . . . .       --          1,247
                                               --------    --------
                                                  1,524      23,134
                                               --------    --------
Cost of sales:
  Agriculture . . . . . . . . . . . . . . .        (734)        742
  Property. . . . . . . . . . . . . . . . .         200      19,404
  Golf. . . . . . . . . . . . . . . . . . .       --            778
                                               --------    --------

                                                   (534)     20,924
Operating expenses:
  Selling, general and administrative . . .       2,697       2,123
  Depreciation and amortization . . . . . .         384         924
                                               --------    --------
Total costs and expenses. . . . . . . . . .       2,547      23,971

Operating income (loss) . . . . . . . . . .      (1,023)       (837)
                                               --------    --------
Non-operating income (expenses):
  Amortization of deferred costs. . . . . .        (167)       (176)
  Interest expense. . . . . . . . . . . . .      (4,425)     (6,719)
  Restructuring costs . . . . . . . . . . .        (616)      --
  Loss on investment in unconsolidated
    subsidiary. . . . . . . . . . . . . . .         (90)        (83)
  Interest income . . . . . . . . . . . . .          65         188
                                               --------    --------

                                                 (5,233)     (6,790)
                                               --------    --------

    Loss before taxes . . . . . . . . . . .      (6,256)     (7,627)
                                               --------    --------

  Income tax benefit (expense). . . . . . .      (1,391)      2,928
                                               --------    --------

    Net income (loss) . . . . . . . . . . .    $ (7,647)     (4,699)
                                               ========    ========













              The accompanying notes are an integral part
               of the consolidated financial statements.

                           AMFAC HAWAII, LLC

                 Consolidated Statements of Cash Flows

              Three Months Ended March 31, 2002 and 2001
                        (Dollars in Thousands)
                              (Unaudited)



                                                 2002        2001
                                               --------    --------
Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . .    $ (7,647)     (4,699)
  Items not requiring (providing) cash:
    Depreciation and amortization . . . . .         384         924
    Amortization of deferred costs. . . . .         167         176
    Amortization of unrecognized
      actuarial gain (note 7) . . . . . . .      (1,975)      --
    Loss on investment in unconsolidated
      subsidiary. . . . . . . . . . . . . .          90          83
    Income tax benefit. . . . . . . . . . .       1,391      (2,928)
    Interest on advances from affiliates. .       2,977       5,036
    Interest on Certificate of
      Land Appreciation Notes . . . . . . .       1,394       --
Changes in:
  Restricted cash . . . . . . . . . . . . .         306         434
  Receivables - net . . . . . . . . . . . .         698         731
  Inventories . . . . . . . . . . . . . . .         733      18,762
  Prepaid expenses. . . . . . . . . . . . .        (274)     (1,139)
  Accounts payable. . . . . . . . . . . . .         174      (1,435)
  Accrued expenses. . . . . . . . . . . . .           7      (2,235)
  Amounts due to affiliates . . . . . . . .         (26)        288
  Other long-term liabilities . . . . . . .        (530)     (1,957)
                                               --------    --------
        Net cash provided by (used in)
          operating activities. . . . . . .      (2,131)     12,041
                                               --------    --------
Cash flows from investing activities:
  Property additions. . . . . . . . . . . .       --             (5)
  Property sales, disposals and
    retirements - net . . . . . . . . . . .           1          27
  Other assets. . . . . . . . . . . . . . .      (1,461)       (450)
  Other long-term liabilities . . . . . . .        (493)       (159)
                                               --------    --------
        Net cash provided by (used in)
          investing activities. . . . . . .      (1,953)       (587)
                                               --------    --------
Cash flows from financing activities:
  Deferred expenses . . . . . . . . . . . .          (8)        (30)
  Net (repayments) proceeds of
    long-term debt. . . . . . . . . . . . .       --           (248)
  Net amounts due to affiliates . . . . . .       --        (10,538)
                                               --------    --------
        Net cash provided by (used in)
          financing activities. . . . . . .          (8)    (10,816)
                                               --------    --------
        Net increase (decrease) in
          cash and cash equivalents . . . .      (4,092)        638
        Cash and cash equivalents,
          beginning of year . . . . . . . .       9,973       9,660
                                               --------    --------
        Cash and cash equivalents,
          end of period . . . . . . . . . .    $  5,881      10,298
                                               ========    ========

                           AMFAC HAWAII, LLC

                                                 2002        2001
                                               --------    --------

Supplemental disclosure of cash flow
 information:
  Cash paid for interest (net of
    amount capitalized) . . . . . . . . . .    $     54       3,915
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

(1)  BASIS OF ACCOUNTING

     Amfac Hawaii, LLC ("AHI", and collectively with the Additional Registrants, as their respective interests may appear, the "Company") is a Hawaii limited liability company. AHI is wholly-owned by Northbrook Corporation, a Delaware corporation ("Northbrook"). AHI changed its name from Amfac/JMB Hawaii, L.L.C. in March 2001. On February 27, 2002, AHI, certain of the Additional Registrants and certain other subsidiaries and affiliates (collectively, the "Debtors") of AHI filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. These petitions have been consolidated for joint administration as a single case (the "Reorganization Case") in the U.S. Bankruptcy Court for the Northern District of Illinois. The Debtors filed their petitions in order to enable them to restructure their debt and convert substantial portions thereof to equity in an attempt to successfully reorganize with a manageable balance sheet. Except for current portion of long-term debt, accumulated post retirement benefit obligation and income taxes, substantially all of the Company's liabilities in the accompanying consolidated balance sheet at March 31, 2002, are subject to compromise under the Plan of Reorganization (the "Plan").

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

                                       Three Months      The Year
                                          Ended           Ended
                                         March 31,      December 31,
                                           2002           2001
                                       -------------    ------------

Mandatory Base Interest paid. . . . . .   $  --             5,576
Contingent Base Interest due and paid .      --             --
Cumulative deferred Contingent Base
  Interest. . . . . . . . . . . . . . .   $  --           100,221


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

                                         March 31,   December 31,
                                           2002          2001
                                         ---------   ------------
Total Assets:
  Agriculture . . . . . . . . . . . . .   $ 64,869         64,760
  Property. . . . . . . . . . . . . . .     69,084         67,410
  Golf. . . . . . . . . . . . . . . . .      --             --
  Other . . . . . . . . . . . . . . . .     15,398         21,819
                                          --------       --------
                                          $149,351        153,989
                                          ========       ========

                                             Three Months Ended
                                                 March 31,
                                         ------------------------
                                            2002           2001
                                          --------       --------
Capital Expenditures:
  Agriculture . . . . . . . . . . . . .   $  --                 5
  Property. . . . . . . . . . . . . . .      --             --
  Golf. . . . . . . . . . . . . . . . .      --             --
                                          --------       --------
                                          $  --                 5
                                          ========       ========
Operating income (loss):
  Agriculture . . . . . . . . . . . . .   $    884            986
  Property. . . . . . . . . . . . . . .       (801)        (1,348)
  Golf. . . . . . . . . . . . . . . . .      --                93
  Other . . . . . . . . . . . . . . . .     (1,106)          (568)
                                          --------       --------
                                          $ (1,023)          (837)
                                          ========       ========
Depreciation and amortization:
  Agriculture . . . . . . . . . . . . .   $    363            686
  Property. . . . . . . . . . . . . . .         21             22
  Golf. . . . . . . . . . . . . . . . .      --               216
  Other . . . . . . . . . . . . . . . .      --             --
                                          --------       --------
                                          $    384            924
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