Form 10-Q
period 2002-06-30
AMFAC HAWAII LLC
filed 2002-08-19
CIK 839437

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


           Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934



For the quarter ended June 30, 2002     Commission File Number 33-24180



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

As of August 12, 2002, all of Amfac Hawaii LLC's membership interest is solely owned by Northbrook Corporation, a Delaware corporation, and not traded on a public market.

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

                           TABLE OF CONTENTS




PART I     FINANCIAL INFORMATION


Item 1.    Financial Statements . . . . . . . . . . . . . . .     4

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations. . .    26


PART II.  OTHER INFORMATION


Item 1.    Legal Proceedings. . . . . . . . . . . . . . . . .    38

Item 3.    Defaults Upon Senior Securities. . . . . . . . . .    44

Item 6.    Exhibits and Reports on Form 8-K . . . . . . . . .    45

PART I.  FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                           AMFAC HAWAII, LLC

                      Consolidated Balance Sheets

                  June 30, 2002 and December 31, 2001
                        (Dollars in Thousands)



                                          JUNE 30,       DECEMBER 31,
                                           2002             2001
                                        (Unaudited)        (Note 1)
                                       -------------     -----------
A S S E T S
-----------

Current assets:
  Cash and cash equivalents . . . . .       $  4,684           9,973
  Receivables, net. . . . . . . . . .          1,355           2,028
  Inventories . . . . . . . . . . . .          4,956           5,209
  Prepaid expenses. . . . . . . . . .             56             103
  Escrow deposits and restricted
    funds . . . . . . . . . . . . . .          5,859           6,490
                                            --------        --------
        Total current assets. . . . .         16,910          23,803
                                            --------        --------

Property, plant and equipment:
  Land and land improvements. . . . .        102,746         103,590
  Machinery and equipment . . . . . .         26,171          26,514
                                            --------        --------
                                             128,917         130,104
  Less accumulated depreciation
    and amortization. . . . . . . . .         28,750          28,323
                                            --------        --------
                                             100,167         101,781
                                            --------        --------
Deferred expenses, net. . . . . . . .          4,170           4,493
Other assets. . . . . . . . . . . . .         25,121          23,912
                                            --------        --------
                                            $146,368         153,989
                                            ========        ========

                           AMFAC HAWAII, LLC

                                          JUNE 30,       DECEMBER 31,
                                           2002             2001
                                        (Unaudited)        (Note 1)
                                       -------------     -----------
L I A B I L I T I E S
---------------------
Current liabilities:
  Accounts payable. . . . . . . . . .       $  2,600           1,989
  Accrued expenses. . . . . . . . . .         10,167           9,207
  Current portion of long-term
    debt. . . . . . . . . . . . . . .          2,850           2,850
  Amounts due to affiliates . . . . .         11,670          11,684
  Amounts due to affiliates -
    Senior Debt financing in default.        185,256         183,378
  Certificate of Land Appreciation
    Notes in default. . . . . . . . .        139,413         139,413
                                            --------        --------
        Total current liabilities . .        351,956         348,521
                                            --------        --------
Amounts due to affiliates -
  Senior Debt financing . . . . . . .          2,730           2,730
Accumulated postretirement
  benefit obligation. . . . . . . . .         28,358          33,118
Other long-term liabilities . . . . .          8,176           9,071
Deferred income taxes . . . . . . . .         11,344           8,603
                                            --------        --------
        Total liabilities . . . . . .        402,564         402,043
                                            --------        --------
Commitments and contingencies
  (notes 2, 3, 4, 6, 7 and 8)

Investment in unconsolidated entity,
  at equity . . . . . . . . . . . . .         11,258          11,168


M E M B E R ' S   E Q U I T Y   (D E F I C I T )
------------------------------------------------

Member's equity (deficit) . . . . . .       (267,454)       (259,222)
                                            --------        --------
        Total Member's equity
          (deficit) . . . . . . . . .       (267,454)       (259,222)
                                            --------        --------
                                            $146,368         153,989
                                            ========        ========
















              The accompanying notes are an integral part
               of the consolidated financial statements.

                                              AMFAC HAWAII, LLC

                                    Consolidated Statements of Operations

                              Three and Six Months Ended June 30, 2002 and 2001
                                           (Dollars in Thousands)
                                                 (Unaudited)


                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                             JUNE 30                      JUNE 30
                                                      ----------------------      ----------------------
                                                        2002          2001          2002          2001
                                                      --------      --------      --------      --------
Revenue:
  Agriculture . . . . . . . . . . . . . . . . . .     $    549           432         1,213         2,997
  Property. . . . . . . . . . . . . . . . . . . .          228         5,203         1,088        24,525
  Golf. . . . . . . . . . . . . . . . . . . . . .        --            1,075         --            2,322
                                                      --------      --------      --------      --------
                                                           777         6,710         2,301        29,844
                                                      --------      --------      --------      --------
Cost of sales:
  Agriculture . . . . . . . . . . . . . . . . . .       (1,400)          671        (2,134)        1,413
  Property. . . . . . . . . . . . . . . . . . . .          195         2,037           395        21,441
  Golf. . . . . . . . . . . . . . . . . . . . . .        --              807         --            1,585
                                                      --------      --------      --------      --------
                                                        (1,205)        3,515        (1,739)       24,439
Operating expenses:
  Selling, general and administrative . . . . . .        1,679         2,336         4,376         4,459
  Depreciation and amortization . . . . . . . . .          385           739           769         1,663
                                                      --------      --------      --------      --------

Total costs and expenses. . . . . . . . . . . . .          859         6,590         3,406        30,561

Operating income (loss) . . . . . . . . . . . . .          (82)          120        (1,105)         (717)
                                                      --------      --------      --------      --------

Non-operating income (expenses):
  Amortization of deferred costs. . . . . . . . .         (163)         (175)         (330)         (351)
  Interest expense. . . . . . . . . . . . . . . .          (42)       (6,213)       (2,858)      (12,932)
  Restructuring costs . . . . . . . . . . . . . .         (620)        --           (1,236)        --
  Loss on investment in unconsolidated
    subsidiary. . . . . . . . . . . . . . . . . .        --             (113)          (90)         (196)
  Interest income . . . . . . . . . . . . . . . .           63           108           128           296
                                                      --------      --------      --------      --------
                                                          (762)       (6,393)       (4,386)      (13,183)
                                                      --------      --------      --------      --------





                                              AMFAC HAWAII, LLC

                                    Consolidated Statements of Operations

                        Three and Six Months Ended June 30, 2002 and 2001 - Continued
                                           (Dollars in Thousands)
                                                 (Unaudited)



                                                        THREE MONTHS ENDED           SIX MONTHS ENDED
                                                             JUNE 30                      JUNE 30
                                                      ----------------------      ----------------------
                                                        2002          2001          2002          2001
                                                      --------      --------      --------      --------

    Loss before taxes . . . . . . . . . . . . . .         (844)       (6,273)       (5,491)      (13,900)
                                                      --------      --------      --------      --------

  Income tax benefit (expense). . . . . . . . . .       (1,350)        2,301        (2,741)        5,229
                                                      --------      --------      --------      --------

    Net income (loss) . . . . . . . . . . . . . .     $ (2,194)       (3,972)       (8,232)       (8,671)
                                                      ========      ========      ========      ========
























            The accompanying notes are an integral part of the consolidated financial statements.

                           AMFAC HAWAII, LLC

                 Consolidated Statements of Cash Flows

                Six Months Ended June 30, 2002 and 2001
                        (Dollars in Thousands)
                              (Unaudited)



                                                  2002        2001
                                                --------    --------
Cash flows from operating activities:
  Net income (loss) . . . . . . . . . . . . .   $ (8,232)     (8,671)
  Items not requiring (providing) cash:
    Depreciation and amortization . . . . . .        769       1,663
    Amortization of deferred costs. . . . . .        330         351
    Amortization of unrecognized
      actuarial gain (note 7) . . . . . . . .     (3,950)     (3,038)
    Deferred income, net of additional
      reserves. . . . . . . . . . . . . . . .      --         (3,059)
    Equity in earnings of investments . . . .         90         196
    Income tax benefit. . . . . . . . . . . .      2,741      (5,229)
    Interest on advances from affiliates. . .      1,878       8,873
    Interest on Certificate of
      Land Appreciation Notes . . . . . . . .        883       1,859
Changes in:
  Restricted cash . . . . . . . . . . . . . .        631         946
  Receivables - net . . . . . . . . . . . . .        673       1,158
  Inventories . . . . . . . . . . . . . . . .        976      19,014
  Prepaid expenses. . . . . . . . . . . . . .         47        (385)
  Accounts payable. . . . . . . . . . . . . .        611      (1,511)
  Accrued expenses. . . . . . . . . . . . . .         77      (2,381)
  Amounts due to affiliates . . . . . . . . .        (14)        330
  Other long-term liabilities . . . . . . . .       (934)       (955)
                                                --------    --------
        Net cash provided by (used in)
          operating activities. . . . . . . .     (3,424)      9,161
                                                --------    --------
Cash flows from investing activities:
  Property additions. . . . . . . . . . . . .      --            (29)
  Property sales, disposals and
    retirements - net . . . . . . . . . . . .          1          27
  Other assets. . . . . . . . . . . . . . . .     (1,088)     (1,155)
  Other long-term liabilities . . . . . . . .       (771)      1,322
                                                --------    --------
        Net cash provided by (used in)
          investing activities. . . . . . . .     (1,858)        165
                                                --------    --------
Cash flows from financing activities:
  Deferred expenses . . . . . . . . . . . . .         (7)        (31)
  Net (repayments) proceeds of
    long-term debt. . . . . . . . . . . . . .      --           (326)
  Net amounts due to affiliates . . . . . . .      --        (10,538)
                                                --------    --------
        Net cash provided by (used in)
          financing activities. . . . . . . .         (7)    (10,895)
                                                --------    --------
        Net increase (decrease) in
          cash and cash equivalents . . . . .     (5,289)     (1,569)
        Cash and cash equivalents,
          beginning of year . . . . . . . . .      9,973       9,660
                                                --------    --------
        Cash and cash equivalents,
          end of period . . . . . . . . . . .   $  4,684       8,091
                                                ========    ========

                           AMFAC HAWAII, LLC

                                                  2002        2001
                                                --------    --------

Supplemental disclosure of cash flow
 information:
  Cash paid for interest (net of
    amount capitalized) . . . . . . . . . . .   $    123       4,896
                                                ========    ========

  Schedule of non-cash investing and
   financing activities:
    Transfer of property actively held
      for sale to real estate inventories . .   $    723       1,482
                                                ========    ========















































              The accompanying notes are an integral part
               of the consolidated financial statements.

                           AMFAC HAWAII, LLC

              Notes to Consolidated Financial Statements

                        June 30, 2002 and 2001
                              (unaudited)

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

(1)  BASIS OF ACCOUNTING

     Amfac Hawaii, LLC ("AHI", and collectively with the Additional Registrants, as their respective interests may appear, the "Company") is a Hawaii limited liability company. AHI is wholly-owned by Northbrook Corporation, a Delaware corporation ("Northbrook"). AHI changed its name from Amfac/JMB Hawaii, L.L.C. in March 2001. On February 27, 2002, AHI, certain of the Additional Registrants and certain other subsidiaries and affiliates (collectively, the "Debtors") of AHI filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code. These petitions have been consolidated for joint administration as a single case (the "Reorganization Case") in the U.S. Bankruptcy Court for the Northern District of Illinois. The Debtors filed their petitions in order to enable them to restructure their debt and convert substantial portions thereof to equity in an attempt to successfully reorganize with a manageable balance sheet. Except for current portion of long-term debt (which is of a non-debtor subsidiary), accumulated post retirement benefit obligation and income taxes, substantially all of the Company's liabilities in the accompanying consolidated balance sheet at June 30, 2002, are subject to compromise under the Plan of Reorganization (the "Plan"). On July 29, 2002, the Plan was confirmed by the U.S. Bankruptcy Court. There are conditions to the effectiveness of the Plan, and it is currently anticipated that those conditions will be satisfied, and the Plan will become effective, prior to the end of the third quarter of 2002.

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

                           AMFAC HAWAII, LLC

                        (Dollars in Thousands)

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

     The Company's policy is to consider all amounts held with original maturities of three months or less in U.S. Government obligations, certificates of deposit and money market funds (approximately $3,507 and $8,483 at June 30, 2002 and December 31, 2001, respectively) as cash equivalents that are reflected at cost, which approximates market. In addition, escrow deposits and restricted funds ($5,859 and $6,490 at June 30, 2002 and December 31, 2001, respectively), represents cash which was restricted primarily to fund, among other things, certain liabilities (note
6).

     Project costs associated with the acquisition, development and construction of real estate projects are capitalized and classified as construction in progress. Such capitalized costs are not in excess of the project's estimated fair value, as reviewed periodically or as considered necessary. In addition, interest is capitalized to qualifying assets (principally real estate under development) during the period that such assets are undergoing activities necessary to prepare them for their intended use. Such capitalized interest is charged to cost of sales as revenue from the real estate development is recognized. No interest costs have been capitalized for the six months ended June 30, 2002 and 2001.

     Land actively held for sale and any related development costs transferred from construction in progress are reported as inventories in the accompanying consolidated balance sheets and are stated at the lower of cost or fair value less costs to sell.

     Impairment losses are to be recorded on long-lived assets used in operation when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Land held for sale of approximately $4,876 is included in inventory in the accompanying consolidated balance sheets at June 30, 2002 and December 31, 2001, and is carried at the lower of cost or fair value less cost to sell.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

     As a consequence of the filing of the Reorganization Case, interest on the Senior Debt was accrued only up to February 27, 2002 (the date of voluntary petition under Chapter 11 of the U.S. Bankruptcy Code).

     FHT Corporation ("FHT"), an affiliate of Northbrook, is the holder of a Senior Debt note with an outstanding balance of principal and interest of approximately $99,737. This note is payable interest only until maturity, has a maturity date of February 17, 2007 and accrues interest at the prime rate (4.75% at February 27, 2002) plus 2%. The note defers interest until December 31, 2002 at which time one-third of such deferred interest is due, with the remainder of previously deferred interest payable one-half on December 31, 2003, and one-half on December 31, 2004. Prepayment may be required of net property sale proceeds remaining after providing reserves

                           AMFAC HAWAII, LLC

                        (Dollars in Thousands)


for anticipated cash needs for the twelve months following the property sales. As a result of such sales in 2001, prepayments aggregating $6,048 were made on such note in the third and fourth quarters of 2001. It is not expected that such note will be paid in full.

     Northbrook is the holder of a Senior Debt note with an outstanding balance of principal and interest of approximately $27,605. This note is payable interest only until maturity, has a maturity date of February 17, 2007 and accrues interest at the prime rate (4.75% at February 27, 2002) plus 2%. This note defers interest until December 31, 2006. It is not expected that such note will be paid in full.

     AF Investors is the holder of two Senior Debt notes from the Company, each dated December 29, 2000, but given in replacement for previously issued notes, one in the original principal amount of $21,318, and one dated May 31, 1999 in the original principal amount of $26,375, each amount borrowed in connection with the redemption by the Company of Class B COLAs on June 1, 1999. Such Senior Debt notes were scheduled to mature on December 31, 2008 and bore interest at a rate per annum of prime plus 1%. Interest on such Senior Debt was deferred through December 31, 2001. The replacement notes accrue interest at the prime rate (4.75% at February 27, 2002) plus 1%, but defer interest through December 31, 2003, with one-half of such deferred interest payable on such date and the remainder payable on December 31, 2004. Prepayment may be required of net property sale proceeds remaining after providing reserves for anticipated cash needs for the twelve months following the property sales. As a result of the property sales in 2001, prepayments aggregating $3,487 were made on the notes in the third and fourth quarters of 2001. Under the terms of these notes, additional interest may be payable on such Senior Debt upon its maturity based upon fair market value, if any, of the Company's equity at that time. Due to the filing of the Reorganization Case, AF Investors will have a claim against the Debtors in an aggregate amount of approximately $57,216. It is not expected that such claim will be paid in full.

     In 2000, the Company borrowed approximately $5,576 from Northbrook for purposes of satisfying the Mandatory Base Interest payment related to the COLAs due in 2000. During 2000, the Company borrowed an additional $4,300 to fund certain capitalizable property development and agriculture disbursements. Such Senior Debt was originally scheduled to mature on December 31, 2000, but its maturity date was extended (in September 2000) to not earlier than February 28, 2001. It bears interest at a rate per annum equal to prime (4.75% at December 31, 2001) plus 1%, is guaranteed by the Company and is also to be secured by assets of the Company. The notes evidencing such borrowings were amended in certain respects effective December 29, 2000 to, among other things, provide that such notes are due on demand. Prepayment may be required of net property sale proceeds remaining after providing reserves for anticipated cash needs for the twelve months following the property sales. Such notes were paid down to zero by the Company in January 2001, but remain available to fund further advances for such purposes at Northbrook's election. During 2001, an additional $218 was advanced by Northbrook.

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

The note bore interest of 8.5% and was payable quarterly. The note was subsequently amended to require quarterly interest payments beginning
June 30, 2001 with principal payable on demand; provided, that if no demand is previously made, the amendment contains two scheduled principal payments of $2,730 each in September of 2002 and 2003. In October 2001, Northbrook purchased the note from its affiliate for the then outstanding balance of principal and accrued interest aggregating approximately $5,500 and also demanded a principal payment of $2,300 which was paid the Company in October 2001. The note remains secured by AHI's 50% undivided interest in the Property with such entire property also mortgaged as security for the other Senior Debt.

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

     The total amount due Northbrook and its subsidiaries for Senior Debt financing as of June 30, 2002 was $187,986 which includes accrued and deferred interest to affiliates on Senior Debt to February 27, 2002 of approximately $47,959. Under the terms of the Indenture, the amounts borrowed from Northbrook or its affiliates are "Senior Indebtedness" and are thus senior in priority to the COLAs.

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

                           AMFAC HAWAII, LLC

                        (Dollars in Thousands)


(3)  CERTIFICATE OF LAND APPRECIATION NOTES

     The COLAs are unsecured debt obligations of the Company, and are subordinated in priority to all "Senior Indebtedness" (as defined in the Indenture) including, but not limited to, the Senior Debt. Interest on the COLAs is payable semi-annually on February 28 and August 31 of each year. The COLAs mature on December 31, 2008. Reference is made to the Company's Annual Report on Form 10-K for discussion of the issuance and redemption history of the COLAs. The COLAs are scheduled to mature on December 31, 2008, and bear interest after the Final Issuance Date (August 31, 1989) at a rate of 10% per annum ("Base Interest") of the outstanding principal balance of the COLAs on a cumulative, non-compounded basis, of which 6% per annum is contingent ("Contingent Base Interest"). The Company has not generated a sufficient level of Net Cash Flow to incur or pay Contingent Base Interest (interest in excess of 4%) on the COLAs from 1990 through 2001. Due to the filing of the Reorganization Case, the holders of COLAs will have a claim against the Debtors aggregating approximately $142,200 including accrued and unpaid interest. It is not expected that such claim will be paid in full. From and after the filing of the Reorganization Case in February 2002, the Company does not anticipate accruing any further interest on the COLAs. Approximately $100,221 of cumulative deficiency of deferred Contingent Base Interest related to the period from August 31, 1989 (Final Issuance Date) through December 31, 2001 has not been accrued in the accompanying consolidated financial statements as the Company believes that it is not probable at this time that any Contingent Base Interest will ultimately be paid. The following table is a summary of Mandatory Base Interest and Contingent Base Interest for the six months ended June 30, 2002 and the year ended December 31, 2001:

                                          Six Months      The Year
                                            Ended          Ended
                                           June 30,      December 31,
                                             2002          2001
                                          -----------    ------------

Mandatory Base Interest paid. . . . . . . $   --             5,576
Contingent Base Interest due and paid . .     --             --
Cumulative deferred Contingent Base
  Interest. . . . . . . . . . . . . . . . $   --           100,221


Net Cash Flow was $0 for 2001 and is expected to be $0 for 2002.

     As of June 30, 2002, the Company had approximately 155,271 Class A COLAs and approximately 123,554 Class B COLAs outstanding, with a principal balance of approximately $77,635 and $61,778, respectively.

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

                           AMFAC HAWAII, LLC

                        (Dollars in Thousands)


     During the fourth quarter of 2001, the Trustee commenced its due diligence review and entered into discussions with the Company and the holders of the Senior Debt. In connection with such negotiations, the Company agreed to pay the reasonable costs incurred by the Trustee (primarily legal fees and the fees and expenses incurred by the Trustee's financial advisor) for such review and negotiations. Such negotiations resulted in agreement between the Company and the Trustee on a framework for a plan of reorganization (the "Plan") and a commitment by the Trustee to support confirmation of such Plan in the Reorganization Case. The Plan and a supporting disclosure statement (the "Disclosure Statement") were filed initially with the Bankruptcy Court on April 23, 2002, were amended and restated by a later filing on May 10, 2002 and were further amended and restated by a later filing on June 11, 2002. Such amended and restated Plan and Disclosure Statement are filed as exhibits to this report and reference is made thereto for a description of the terms of the Plan and significant considerations in connection therewith. A hearing to consider whether the Disclosure Statement contained adequate information was held on June 6, 2002. Following such hearing, the Plan was submitted to holders of unpaid claims including COLA holders for approval in accordance with the Bankruptcy Code. The solicitation of votes for plan approval resulted in overwhelming support for the Plan by those COLA Holders and other creditors that voted on or prior to the July 18, 2002 voting deadline, and, thereafter, on July 29, 2002, such Plan was confirmed by the Bankruptcy Court. There are conditions to the effectiveness of the Plan, and it is currently anticipated that the conditions will be satisfied, and the Plan will become effective, prior to the end of the third quarter of 2002.

As a consequence of the filing of the Chapter 11 cases on February 27, 2002, the interest payment on the COLAs that was due on February 28, 2002 was not made. On March 11, 2002 the Trustee sent to the Company and COLA holders a "Notice of Chapter 11 Filing, Non-Payment of Scheduled Interest Payment, and Negotiation of Term Sheet with Respect to Treatment of Noteholder and Other Claims." The notice stated, among other things, that the Chapter 11 filing and the failure to pay interest on the scheduled debt service date, constitute Events of Default under Section 7.01 of the Indenture. Section 7.05 of the Indenture provides that the Noteholders holding a majority in principal amount of outstanding Notes may direct the Trustee as to the time, method, and place of conducting any proceeding for any remedy available to the Trustee. The Noteholders' ability to direct the Trustee is subject to Sections 7.06 and 8.02 of the Indenture, which state that the Noteholders must provide the Trustee with reasonable indemnity before the Trustee need follow the direction of the Noteholders. The exercise of remedies by the Trustee is also subject to the automatic stay imposed on all creditors under Section 362 of the United States Bankruptcy Code. As a consequence of the confirmation of the Plan, it is anticipated that the Indenture will be terminated on the Plan effective date.

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

                           AMFAC HAWAII, LLC

                        (Dollars in Thousands)


(4)  LONG-TERM DEBT

     In December 1996, Amfac Property Development Corp. ("APDC"), a wholly-owned subsidiary of the Company, obtained a $10,000 loan facility from City Bank. The loan which had been extended through December 1, 2000 with certain modifications, is secured by a mortgage on certain property under development at the Oahu Sugar mill-site (the sugar plantation was closed in 1995), and is "Senior Indebtedness" (as defined in the Indenture). Such extended loan bore interest at the bank's base rate plus 1.25%. In January 2001, APDC reached an agreement with the Bank for an extension until December 1, 2001 with a principal payment of $150 upon execution of the agreement leaving a remaining outstanding principal balance of $2,850. On December 1, 2001, APDC reached an agreement with the bank for an additional extension until March 1, 2002. APDC continued talks with the bank for a further extension and renegotiation of the loan and in June 2002, the loan was extended until December 1, 2002. The extended loan bears interest at the bank's base rate (4.75% at June 30, 2002) plus 2%. APDC does not have the funds necessary to pay the remaining balance of the loan without sale of the remaining mill site land. If such loan cannot be further extended, it would likely result in APDC no longer having an ownership interest in the property.

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

                           AMFAC HAWAII, LLC

                        (Dollars in Thousands)


(5)  SEGMENT INFORMATION

     Agriculture, Property and Golf comprise separate industry segments of the Company. Operating Income (Loss)-Other consists primarily of unallocated overhead expenses and Total Assets-Other consists primarily of cash and deferred expenses. Total assets at the balance sheet dates and capital expenditures, operating income (loss) and depreciation and amortization during the six months ended June 30, 2002 and 2001 are set forth below by each industry segment:

                                           June 30,   December 31,
                                            2002          2001
                                          ---------   ------------
Total Assets:
  Agriculture . . . . . . . . . . . . . .  $ 63,322         64,760
  Property. . . . . . . . . . . . . . . .    68,856         67,410
  Golf. . . . . . . . . . . . . . . . . .     --             --
  Other . . . . . . . . . . . . . . . . .    14,190         21,819
                                           --------       --------
                                           $146,368        153,989
                                           ========       ========

                                               Six Months Ended
                                                  June 30,
                                          ------------------------
                                             2002           2001
                                           --------       --------
Capital Expenditures:
  Agriculture . . . . . . . . . . . . . .  $  --                 5
  Property. . . . . . . . . . . . . . . .     --             --
  Golf. . . . . . . . . . . . . . . . . .     --                24
                                           --------       --------
                                           $  --                29
                                           ========       ========
Operating income (loss):
  Agriculture . . . . . . . . . . . . . .  $  2,325            100
  Property. . . . . . . . . . . . . . . .    (1,983)           564
  Golf. . . . . . . . . . . . . . . . . .     --               200
  Other . . . . . . . . . . . . . . . . .    (1,447)        (1,581)
                                           --------       --------
                                           $ (1,105)          (717)
                                           ========       ========
Depreciation and amortization:
  Agriculture . . . . . . . . . . . . . .  $    727          1,189
  Property. . . . . . . . . . . . . . . .        42             42
  Golf. . . . . . . . . . . . . . . . . .     --               432
  Other . . . . . . . . . . . . . . . . .     --             --
                                           --------       --------
                                           $    769          1,663
                                           ========       ========

     The above information includes the results of operations of the Waikele Golf Club for the six months ending June 30, 2001. Total assets above do not reflect assets relating to Waikele Golf Club as of June 30, 2002 and December 31, 2001.

                           AMFAC HAWAII, LLC

                        (Dollars in Thousands)


(6)  TRANSACTIONS WITH AFFILIATES

     Due to the filing of the Reorganization Case and the confirmation of the Plan, the Company does not expect to pay the Qualified Allowance (as defined in the Indenture) that could, under certain circumstances, have become payable to JMB Realty Corporation ("JMB"), an affiliate of the Company, under the Indenture. Accordingly, the Company has not accrued any amount for its Qualified Allowance in the accompanying consolidated financial statements. However, the Company continues to receive and pay for services from JMB under a service agreement by which JMB provides certain advisory and administrative services.

     The Company, its subsidiaries and their joint ventures reimburse Northbrook, JMB and their affiliates for direct expenses incurred on their behalf, including salaries and salary-related expenses incurred in connection with the management of the Company's or its subsidiaries' and the joint ventures' operations. The total of such costs for the six months ended June 30, 2002 and 2001 was approximately $461 and $694, respectively, of which $228 was unpaid as of June 30, 2002. All amounts described above are deferred or currently payable and do not bear interest. In addition, as of June 30, 2002, the current portion of amounts due to affiliates includes $9,106 and $2,009 of income tax payable related to the Class A COLA Redemption Offer and Class B COLA Redemption Offer, respectively (see Note
3). Also, the Company pays a non-accountable reimbursement of approximately $30 per month to JMB or its affiliates in respect of general overhead expense, all of which was paid as of June 30, 2002.

     JMB Insurance Agency, Inc., an affiliate of JMB, earns insurance brokerage commissions in connection with providing the placement of insurance coverage for certain of the properties and operations of the Company. Such commissions are comparable to those available to the Company in similar dealings with unaffiliated third parties. The total of such commissions for the six months ended June 30, 2002 and 2001 was approximately $72 and $124, respectively, and were generally paid by the Company's third party insurance carriers out of premiums received from the Company for such coverage.

     Northbrook and its affiliates allocated certain charges for services to the Company based upon the estimated level of services for the six months ended June 30, 2002 and 2001 of approximately $71 and $75, respectively, of which $309 (including charges from periods prior to June 30, 2002) was unpaid as of June 30, 2002. These services and costs are intended to reflect the Company's separate costs of doing business and are principally related to the inclusion of the Company's employees in the Northbrook pension plan, payment of severance and termination benefits and reimbursement for insurance claims paid on behalf of the Company. All amounts described above are deferred or currently payable and do not bear interest.

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

However, due to the filing of the Chapter 11 cases, such note is in default and Northbrook is entitled to make a claim thereon. The Senior Debt notes held by Northbrook and its affiliates also require the Company and subsidiaries to make prepayment amounts on the Senior Debt notes of net property sale proceeds remaining after providing reserves for anticipated cash needs for the 12 months following the property sales. As a result of property sales in 2001, prepayments aggregating $9,500 were made on the Senior Debt in 2001. (See note 2 for a further description of the Senior Debt.)

     In connection with the restructuring of the Company's Senior Debt held by Northbrook and its affiliates in December 2000, Northbrook agreed that it would cause the Northbrook sponsored pension plan to provide early retirement window benefits that reduced the Company's cash requirements relative to the shutdown of the remaining sugar plantations on Kauai. Approximately $5,545 of such benefits were paid by the pension plan in 2000, which were treated as a capital contribution to the Company by Northbrook. An additional $4,200 of anticipated benefits were reflected as a liability at December 31, 2000, to be reflected as additional capital contributions when such benefits were paid by the plan. As of December 31, 2001, an additional $3,222 of such benefits had been paid and therefore were added to capital during 2001. The remaining $978 is reflected as a liability at June 30, 2002 in the accompanying financial statements. Such restructuring also required the Company to reserve $8,000 as restricted cash for the purpose, among other things, of meeting certain liabilities. The balance of such restricted cash is $5,804 at June 30, 2002.

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

     The amount of the decrease related to the Maintenance of Effort Obligation recognizes that the requirement to maintain an average level of certain retiree health care benefits expires in 2004. Such obligations are pursuant to collectively bargained contractual obligations of Lihue Plantation Company, Limited, Pioneer Mill Company, Limited and Oahu Sugar Company, Limited. Though the contractual obligation to fund such benefits for retirees of Puna Sugar Company, Limited has expired, the Company currently expects to continue such benefits through 2004 to the extent required to satisfy certain regulatory requirements.

     The Company currently amortizes unrecognized gains over the shorter of ten years or the average life expectancy of the inactive participants since almost all of the Plans' participants are inactive. The portion of the unrecognized net actuarial gain represented by the decrease in the Maintenance of Effort obligation is expected to be amortized over four years, commencing in 2001. In addition, due to the significant total amount of unrecognized gain at June 30, 2002, which is included in the financial statements as a liability, and the disproportionate relationship between the unrecognized gain and accumulated postretirement benefit obligation at June 30, 2002, the Company may, in the future, change its amortization policy to accelerate the recognition of the unrecognized gain. In considering such change, the Company would need to determine whether significant changes in the accumulated postretirement benefit obligation and unrecognized gain may occur in the future as a result of changes in actuarial assumptions, experience and other factors. Any future change to accelerate the amortization of the unrecognized gain would have no effect on the Company's cash flows, but could have a significant effect on its statement of operations.

(8)  COMMITMENTS AND CONTINGENCIES

     The Company faces a severe liquidity shortage that ultimately resulted in the filing of the Reorganization Case in February 2002. The Company sold a portion of its North Beach property on Maui in the fourth quarter of 2000, a parcel on Maui near Lahaina in the first quarter of 2001, a parcel in Hanamaulu, Kauai also in the first quarter of 2001, additional parcels in Hanamaulu, Kauai in the second quarter of 2001 and additional parcels in Hanamaulu and Lihue on Kauai in the third quarter of 2001, which provided funds to the Company to help meet its short term liquidity needs. Some of such funds were used to satisfy Senior Debt prepayments as demanded by the holders of such Senior Debt. However, the Company believes that, in the absence of additional land sales, additional senior debt borrowings from Northbrook or its affiliates would have been necessary to meet its current COLA-related obligations and its short-term and long-term liquidity needs. As Northbrook and such affiliates are unwilling to provide additional liquidity to the Company in the absence of

                           AMFAC HAWAII, LLC

                        (Dollars in Thousands)


an overall restructuring of substantially all of the Company's debt, the AHI Debtors were forced to seek relief from the Bankruptcy Court to reduce their debt to manageable levels and give themselves the opportunity to pursue their land development and sales activities in a manner intended to maximize the value of the Company's remaining land assets.

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

     At the time of the filing of the Reorganization Case, AHI had a total outstanding Senior Debt obligation (principal and accrued interest) to Northbrook and its affiliates of approximately $187,986 and its outstanding COLA obligation (principal and accrued interest) totaled approximately $142,185. Under the Indenture, the Senior Debt held by Northbrook and its affiliates is senior to the COLAs. Moreover, as described below, the Senior Debt is supported by mortgages and other security interests on substantially all of the Company's real property and certain other assets. These obligations were guaranteed by all of the Company's significant subsidiaries, including those that are not AHI Debtors in the Reorganization Case.

     The total debt burden evidenced by these obligations alone had proved unmanageable and was draining the Company of cash needed to pursue its business plan, including entitling the Company's approximately 4,000 remaining acres "Mauka" of the Kannapali Resort area. During 2002, additional interest payments on the COLAs were due in the aggregate amount of approximately $5,577. In addition, substantial amounts of deferred interest payments under the Senior Debt were also coming due. Because it was evident that the Debtors would not have the cash resources to satisfy their respective obligations, let alone to pursue the Company's business plan, the Reorganization Case was filed in order to give the Debtors the opportunity to restructure their debt and equity and emerge as a reorganized group of companies. Thus, as a consequence of the filing, the interest payment on the COLAs that was due on February 28, 2002 was not made.

     The Debtors and the holders of Senior Debt engaged in extensive negotiations with the Trustee during the months preceding the filing. Such negotiations included the Trustee hiring legal counsel and a financial advisor to perform due diligence concerning the Debtors' assets. Such negotiations resulted in the agreement of the Trustee and the Debtors on the framework for a plan. A copy of the notice that the Trustee sent to all holders of COLAs that describe such negotiations was reported by the Company on a Form 8-K on March 20, 2002. The Debtors initially filed their proposed Plan and supporting Disclosure Statement with the Bankruptcy Court

                           AMFAC HAWAII, LLC

                        (Dollars in Thousands)


on April 23, 2002, amended and restated the Plan and Disclosure Statement by a later filing on May 10, 2002 and further amended and restated the Plan and Disclosure Statement by a later filing on June 11, 2002. A hearing to consider whether the Disclosure Statement contained adequate information was held on June 6, 2002. Following such hearing, the Plan was submitted to holders of unpaid claims, including COLA holders, for approval in accordance with the Bankruptcy Code. The solicitation of votes for Plan approval resulted in overwhelming support for the Plan by those COLA holders and other creditors that voted on or prior to the July 18, 2002 voting deadline, and, thereafter, on July 29, 2002, such Plan was confirmed by the Bankruptcy Court. There are conditions to the effectiveness of the Plan, and it is currently anticipated that the conditions will be satisfied, and the Plan will become effective, prior to the end of the third quarter of 2002. The Plan and Disclosure Statement, as amended, and as confirmed by the Bankruptcy Court on July 29, 2002, will (subject to any later modifications that may be approved by the Bankruptcy Court) govern the reorganization of the Debtors.

     In the meantime, the filing of the Reorganization Case has stayed all pending litigation against the Debtors. Though the Bankruptcy Court has entered certain orders at the request of the Debtors that permit them to pay certain "pre-petition" amounts and otherwise operate at their discretion in the ordinary course of business, the Debtors intend to carefully review all of their options in that regard. The Debtors continue to operate their business after the filings in the ordinary course, subject to the jurisdiction of the Bankruptcy Court and the requirements of the Bankruptcy Court and the rules thereunder.

     In late July 2002, the Internal Revenue Service ("IRS") delivered to the Company a proof of claim in connection with the Reorganization Case. The IRS proof of claim asserts unsecured priority claims totaling approximately $19,200 with respect to unassessed tax liabilities against the Company for the period 1998-2000, as well as unsecured general claims of approximately $1,400 relating to penalties on the unsecured priority claims, including interest thereon. The Company is a wholly-owned subsidiary of Northbrook and joined in Northbrook's consolidated return and, accordingly, severally liable for the payment of taxes owed by the consolidated Northbrook group. The IRS audit for the period 1998-2000, is at its earliest stage, and the Company believes that the IRS has not as yet examined any tax assessment issues in detail. The Company intends to contest vigorously any liability for additional taxes asserted by the IRS. However, there can be no assurance as to the ultimate outcome of this matter.

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

                           AMFAC HAWAII, LLC

                        (Dollars in Thousands)


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

     The Company faces large contingent cash expenditures relating to (i) the cost of the Reorganization Case and the resolution of claims made thereunder, (ii) the cost of the litigation and environmental matters described below and (iii) the cost of environmental clean up relating to the land and mill sites associated with Oahu, Kekaha, Lihue and Pioneer Mill plantations and buildings which could be significant but are presently not determinable. It is difficult to predict the ultimate outcome of these various contingencies, any of which could have a material adverse effect on the financial condition of the Company. However, some of such matters have been stayed by the filing of the Reorganization Case and others are likely to be reduced due to the confirmation of the Plan by the Bankruptcy Court.

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

     As reflected in the Company's June 30, 2002, balance sheet, approximately $185,256 of Senior Debt owed to affiliates of the Company is categorized as a current liability. The classification as a current liability results from defaults that occurred under such Senior Debt due to actions taken by ERS to realize upon indebtedness owed to it by the Company and APIC, and due to the adverse verdict in the Oahu Sugar V. Arakaki and Swift lawsuit described under Part II. "Legal Proceedings". Under the Restructuring Agreement, effective as of December 29, 2000, among the Company, certain of the Company's subsidiaries and certain holders of Senior Debt affiliated with Northbrook, the parties had agreed that the defaults described above would continue but that the Senior Debt holders would not exercise their remedies against the Company and its subsidiaries based upon those defaults until either ERS obtains a judgment, or attempts to exercise certain remedies, against the Company, or unless necessary to protect the holders' superior rights under the Senior Debt against the plaintiffs in the Swift/Arakaki lawsuit. It is anticipated that the claims of the holders of the Senior Debt will be resolved in the Reorganization Case as to the Debtors. As to entities that are not Debtors but that are liable on the Senior Debt, there can be no assurance that the Senior Debt holders will not pursue their remedies under the Senior Debt, either because of actions by ERS or the opponents in the Swift/Arakaki lawsuit or because of additional defaults arising under the Senior Debt.

                           AMFAC HAWAII, LLC

                        (Dollars in Thousands)


     In 2000, the Company borrowed approximately $5,576 from Northbrook for purposes of satisfying the Mandatory Base Interest payments related to the COLAs due in 2000. During 2000, the Company borrowed an additional $4,300 from Northbrook to fund capitalizable property development and agriculture disbursements. The borrowings were repaid with interest in January 2001. To the extent that Northbrook or its affiliates made such borrowings available to the Company during 2000, any such borrowings were required
(i) to be "Senior Indebtedness" (as defined in the Indenture), (ii) to accrue interest at the rate of prime plus 1%, and (iii) to have principal and interest fully repayable by February 28, 2001 (see Note 2 for a description of the amendments to such notes). Moreover, as a condition to the additional Senior Debt loans made by Northbrook and its affiliates commencing in 1999, the Company agreed to make all of the remaining unencumbered real and personal property assets of the Company security for all of the Senior Debt held by Northbrook and its affiliates. All such Senior Debt, which as of June 30, 2002 had an outstanding balance of principal and accrued interest of approximately $187,996 is senior in priority to the COLA's and is guaranteed by each of AHI and its subsidiaries (except Waikele Golf Club, Inc. due to provisions of the third party debt owed by that Company prior to its sale of the Waikele Golf Club in December 2001).

     The Company's Property segment had contractual commitments (related to project costs) of approximately $3,449 as of June 30, 2002. Additional development expenditures are dependent upon the Company's ability to obtain financing for such costs and on the timing and extent of property development and sales.

     As of June 30, 2002, certain portions of the Company's land not currently under development are mortgaged as security for approximately $423 of performance bonds related to property development.


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


(10) SUBSEQUENT EVENT

     On July 29, 2002, the Company's Plan of Reorganization was confirmed by the U.S. Bankruptcy Court. See Notes 1 and 3 for further discussion of such confirmation.

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

Reorganization Case

     On February 27, 2002, AHI and the other Debtors filed separate petitions for voluntary relief under Chapter 11 of the U.S. Bankruptcy Code. The other Debtors include FHT, which is a subsidiary of Northbrook and holder of Senior Debt, but not a subsidiary of AHI and not a guarantor of the COLAs, and the following direct and indirect subsidiaries of AHI (together with AHI, the "AHI Debtors"), some of which are Registrants:
Amfac Land Company, Limited, Pioneer Mill Company, Limited, The Lihue Plantation Company, Limited, Kaanapali Estate Coffee, Inc., KDCW, Inc., Amfac Holdings Corp., Kaanapali Development Corp. and Waikele Golf Club, Inc. Other subsidiaries and affiliates of AHI, including for example Oahu Sugar Company, Limited, APIC and APDC, did not file separate voluntary bankruptcy petitions.

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

     The total debt burden evidenced by these obligations alone had proved unmanageable and was draining the Company of cash needed to pursue its business plan, including entitling the Company's approximately 4,000 remaining acres "Mauka" of the Kannapali Resort area. During 2002, additional interest payments on the COLAs were due in the aggregate amount of approximately $5.6 million. In addition, substantial amounts of deferred interest payments under the Senior Debt were also coming due. Because it was evident that the Debtors would not have the cash resources to satisfy their respective obligations, let alone to pursue the Company's business plan, the Reorganization Case was filed in order to give the Debtors the opportunity to restructure their debt and equity and emerge as a reorganized group of companies. Thus, as a consequence of the filing, the interest payment on the COLAs that was due on February 28, 2002 was not made.

    The Debtors and the holders of Senior Debt engaged in extensive negotiations with the Trustee during the months preceding the filing. Such negotiations included the Trustee hiring legal counsel and a financial advisor to perform due diligence concerning the Debtors' assets. Such negotiations resulted in the agreement of the Trustee and the Debtors on the framework for a plan. A copy of the form of notice that the Trustee sent to all holders of COLAs that describes such negotiations was reported by the Company on a Form 8-K on March 20, 2002. The Debtors initially filed their proposed Plan and supporting Disclosure Statement with the Bankruptcy Court on April 23, 2002, amended and restated the Plan and Disclosure Statement by a later filing on May 10, 2002 and further amended and restated the Plan and Disclosure Statement by a later filing on June 11, 2002. A hearing to consider whether the Disclosure Statement contained adequate information was held on June 6, 2002. Following such hearing, the Plan was submitted to holders of unpaid claims, including COLA holders, for approval in accordance with the Bankruptcy Code. The solicitation of votes for Plan approval resulted in overwhelming support for the Plan by those COLA holders and other creditors that voted on or prior to the July 18, 2002 voting deadline, and, thereafter, on July 29, 2002, such Plan was confirmed by the Bankruptcy Court pursuant to an Order Confirming Second Amended Joint Plan of Reorganization Dated June 11, 2002 (the "Order"). A copy of the Order, and the Plan which is an exhibit thereto, are filed as exhibits to this report. The Order and the Plan are incorporated herein by reference. There are conditions to the effectiveness of the Plan, and it is currently anticipated that those conditions will be satisfied, and the Plan will become effective, prior to the end of the third quarter of 2002. The Plan and Disclosure Statement, as amended, and as confirmed by the Bankruptcy Court on July 29, 2002, will (subject to any later modifications that may be approved by the Bankruptcy Court) govern the reorganization of the Debtors.

     Pursuant to the terms and conditions of the Plan and except as otherwise provided in the Plan or the Order, the Debtors shall continue to exist after the effective date of the Plan (the "Effective Date") as separate legal entities. Except as otherwise provided in the Order or the Plan, the Debtors will be discharged from all claims and liabilities existing through the Effective Date of the Plan. As such, all persons and entities shall be precluded from asserting any claims against the Debtors or the assets of the Debtors for any acts, omissions, liabilities, transactions or activities that occurred before the Effective Date.

     On or prior to the Effective Date and as a condition precedent to the other transactions contemplated by the Plan, Northbrook Corporation, the sole member of the Company, shall merge with and into FHT Corporation, with FHT Corporation being the survivor. Pursuant to the Plan and the Northbrook Merger Agreement, FHT Corporation shall issue (i) one Class A share to the COLA Holders (other than the AF Investors, LLC) per $500 principal amount of COLAs in full satisfaction of all principal and accrued interest therein, and one Class A Share to general unsecured creditors of the Debtors that elect (or are deemed to have elected) to receive Class A Shares pursuant to the Plan on an equivalent basis per dollar of claim as the COLA Holders and (ii) Class B Shares to the holders of the Senior Debt of the Company, to AF Investors, LLC, an affiliate of Northbrook, as the holder of COLAs, and to the sole stockholder of Northbrook. Following the issuance of the Class A Shares and the Class B Shares by FHT Corporation, FHT Corporation shall be merged with and into Kaanapali Land, LLC, with Kaanapali Land, LLC being the survivor. Pursuant to the Plan and the Kaanapali Land Merger Agreement, each outstanding Class A Share of FHT Corporation shall be converted into the right to receive one Class A Share of Kaanapali Land, LLC and each outstanding Class B Share of FHT Corporation shall be converted into the right to receive one Class B Share of Kaanapali Land, LLC; provided however, that pursuant to the terms and conditions of the Plan, the COLA Holders (other than AF Investors, LLC) may elect to receive an amount equal to $35 per Class A COLAs or Class B COLAs (provided that in no event will Kaanapali Land, LLC be required to pay more than $5.172 million in the aggregate to COLA Holders that elect to receive the cash distribution), and the holders of allowed general unsecured creditor claims (other than Affiliates of the Debtors) entitled to receive Class A Shares of Kaanapali Land, LLC may elect to receive a cash payment from Kaanapali Land, LLC equal to 15% of such holder's allowed claim, provided in no event shall Kaanapali Land, LLC be required to pay more than $.5 million in the aggregate to holders of general unsecured creditor claims that elect to receive such ash distribution). A bar date for creditors generally to file claims against the Debtors has been established as August 30, 2002. COLA Holders need not file proof of claim forms as the Indenture Trustee has already done so on their behalf.

     The Effective Date of the Plan is conditioned upon the occurrence of certain events as set forth in the Plan and the Order. The required conditions and the Effective Date have not yet occurred. The Company anticipates the Effective Date to occur prior to the end of the third quarter of 2002.

     The Company's membership interest is not traded on a public market. The sole member of the Company, Northbrook Corporation, has one shareholder who owns 3,990.9483 shares of common stock. The Plan does not require a reserve of shares of Northbrook Corporation for future issuance in respect of claims and interests filed and allowed under the Plan. Pursuant to the Northbrook Merger Agreement and the Plan, all of the issued and outstanding shares of common stock of Northbrook Corporation shall be cancelled and retired without payment of any consideration, and, pursuant to the Northbrook Merger Agreement and the Plan, the sole shareholder of Northbrook Corporation shall receive Class B Shares of FHT Corporation.

     The filing of the Reorganization Case has stayed all pending litigation against the Debtors. Though the Bankruptcy Court has entered certain orders at the request of the Debtors that permit them to pay certain "pre-petition" amounts and otherwise operate at their discretion in the ordinary course of business, the Debtors intend to carefully review all of their options in that regard. The Debtors continue to operate their business after the filings in the ordinary course, subject to the jurisdiction of the Bankruptcy Court and the requirements of the Bankruptcy Court and the rules thereunder.

     As a consequence of the Chapter 11 filings, the Company has examined its existing contractual relationships to determine which continuing contracts should be assumed in order to facilitate the reorganization plan, and which should be rejected to avoid expenses that would not contribute to (and may hinder) a successful plan. Though debtors have generally determined which contracts and leases to assume or reject, there remain a few contracts that continue to be negotiated by the parties for potential assumption subject to amendments or other concessions by the other party thereto. To the extent that any such amendments are negotiated, they would be subject to Bankruptcy Court approval prior to the effective date of the Plan. There can be no assurance concerning the disposition of any individual contract or the timing thereof.

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

     The Company faces large contingent cash expenditures relating to (i) the cost of the Reorganization Case and the resolution of claims made thereunder, (ii) the cost of the litigation and environmental matters described in Part II. Item 1. "Legal Proceedings" and (iii) environmental clean up and other shutdown costs relating to the land and mill sites associated with Oahu, Kekaha, Lihue and Pioneer Mill plantations and buildings which could be significant but are presently not determinable. It is difficult to predict the ultimate outcome of these various contingencies, any of which could have a material adverse effect on the financial condition of the Company. However, some of such matters have been stayed by the filing of the Reorganization Case and others are likely to be reduced due to the confirmation of the Plan by the Bankruptcy Court.

     As reflected in the Company's June 30, 2002, balance sheet, approximately $185 million of Senior Debt owed to affiliates of the Company is categorized as a current liability. The classification as a current liability results from defaults that occurred under such Senior Debt due to actions taken by ERS to realize upon indebtedness owed to it, and due to the adverse verdict in the Oahu Sugar V. Arakaki and Swift lawsuit described under Part II. Item 1. "Legal Proceedings". Under the Restructuring Agreement, effective as of December 29, 2000, among the Company, certain of the Company's subsidiaries and certain holders of Senior Debt affiliated with Northbrook, the parties had agreed that the defaults described above would continue but that the Senior Debt holders would not exercise their remedies against the Company and its subsidiaries based upon those defaults until either ERS obtains a judgment, or attempts to exercise certain remedies, against the Company, or unless necessary to protect such holders' superior rights under the Senior Debt against the plaintiffs in the Swift/Arakaki lawsuit. It is anticipated that the claims of the holders of the Senior Debt will be resolved in the Reorganization Case as to the Debtors. As to entities that are not Debtors but that are liable on the Senior Debt, there can be no assurance that the Senior Debt holders will not pursue their remedies under the Senior Debt, either because of actions by ERS or the opponents in the Swift/Arakaki lawsuit or because of additional defaults arising under the Senior Debt.

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

     During 2000, the Company borrowed approximately $5.6 million from Northbrook for the Mandatory Base Interest payments related to the COLAs due in 2000. During 2000, the Company borrowed an additional $4.3 million from Northbrook to fund capitalizable property development and agriculture disbursements. The borrowings were repaid with interest in January 2001. To the extent that Northbrook or its affiliates made such borrowings available to the Company during 2000, any such borrowings were required (i) to be "Senior Indebtedness" (as defined in the Indenture), (ii) to accrue interest at the rate of prime plus 1%, and (iii) to have principal and interest fully repayable by February 28, 2001. (See Note 2 for a description of the outstanding Senior Debt notes.) In October 2001, an additional $0.2 million was funded. All such Senior Debt, which as of June 30, 2002 had an outstanding balance of principal and accrued interest of approximately $189.1 million, is senior in priority to the COLA's and is guaranteed by each of the Registrants except Waikele Golf Club, Inc. Prepayment of net property sale proceeds remaining after providing reserves for anticipated cash needs for the twelve months following the property sales may be required under the terms of the Senior Debt loans. Additional interest may be payable on such Senior Debt upon its maturity based upon fair market value, if any, of the Company's equity at that time.

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

     In recent years, the Company has funded its significant cash requirements primarily through Senior Debt borrowings from Northbrook and its affiliates and from revenues generated by the development and sale of its properties. Significant short-term cash requirements relate to the funding of agricultural deficits including shut down costs related to the Lihue and Kekaha sugar plantations, interest expenses and overhead expenses. At June 30, 2002, the Company had unrestricted cash and cash equivalents of approximately $4.7 million.

     Though the Company continues to operate in the ordinary course of business, the filing of the Reorganization Case in February 2002 and subsequent confirmation by the U.S. Bankruptcy Court on July 29, 2002 means that, subject to the effectiveness of the Plan (and subject to any later modifications that may be approved by the Bankruptcy Court) the debt and equity structures of the Debtors in such case will be reorganized pursuant to the approved Plan. Reference is made to the discussion of the Reorganization Case included above and to the Debtors' Second Amended and Restated Plan and Disclosure Statement filed with the Bankruptcy Court on June 11, 2002, which are included as exhibits to this report.

     The Company's remaining land holdings on Maui are its primary sources of future land sale revenues. However, due to current market conditions, the difficulty in obtaining land use approvals and the high development costs of required infrastructure, the Company does not believe that it will be able to generate significant amounts of cash in the short-term from the development of these lands. As a result, the Company intends to continue to market certain parcels to generate cash to implement its longer term Kaanapali 2020 development plans, as described in the Disclosure Statement.

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

     The Company implemented certain cost savings measures and deferred certain development costs and capital expenditures for longer-term projects during the past few years. Nevertheless, the Company's Property segment expended approximately $3.5 million in project costs during 2001 and anticipates spending approximately $4.5 million in project costs during 2002. As of June 30, 2002, contractual commitments related to project costs totaled approximately $3.4 million. However, the Company also had previously made a number of commitments to fund certain infrastructure costs relating to the future construction of a new Lahaina/Kaanapali bypass highway on Maui, that could require additional significant expenditures in the longer term should such highway be built (see discussion of Maui Infrastructure Costs below).

     APDC, a wholly-owned subsidiary of the Company, obtained a $10 million loan facility from City Bank, secured by a mortgage on property under development at the Oahu Sugar mill-site, and is "Senior Indebtedness" (as defined in the Indenture). The loan as extended has been paid down to a balance of $3 million, bore interest at the bank's base rate plus 1.25% and matured on December 1, 2000. In January 2001, APDC reached an agreement with the Bank for an extension until December 1, 2001 with a principal payment of $.150 million upon execution of the agreement. On December 1, 2001, APDC reached an agreement with the bank for an additional extension until March 1, 2002. APDC continued talks with the bank for a further extension and renegotiation of the loan and in June 2002, the loan was extended until December 1, 2002. The extended loan bears interest at the bank's base rate (4.75% at June 30, 2002) plus 2%. APDC does not have the funds necessary to pay the remaining balance of the loan without sale of the remaining millsite land. If such loan cannot be further extended, it would likely result in APDC no longer having an ownership interest in the property.

     Northbrook also holds a note in the original principal amount of $9.6 million, dated September 30, 1998, originally made by TPI and subsequently purchased from TPI by an affiliate of Northbrook. The note is secured by a mortgage on AHI's 50% ownership interest in the 96-acre beachfront parcel (commonly referred to as Kaanapali North Beach the "Property") and is "Senior Indebtedness" (as defined in the Indenture). The note was payable in five annual installments in the principal amount of $1.9 million beginning in September 1999. The note bore interest of 8.5% and was payable quarterly. The note was subsequently amended to require quarterly interest payments beginning June 30, 2001 with principal payable on demand; provided, that if no demand is previously made, the amendment contains two scheduled principal payments of $2.7 million each in September of 2002 and 2003. In October 2001, Northbrook purchased the note from its affiliate for the then outstanding balance of principal and accrued interest aggregating approximately $5.5 million and also demanded a principal payment of $2.3 million which was paid by the Company in October 2001. The note remains secured by AHI's 50% undivided interest in the Property with such entire property also mortgaged as security for the other Senior Debt.

     Under a tax agreement with Northbrook, the Company and its subsidiaries are responsible for paying their own income taxes on taxable income generated in 2001 and thereafter. Northbrook has agreed to contribute the replacement Senior Debt it holds, dated December 29, 2000, with an outstanding balance of principal and interest of $27.8 million on December 31, 2006, if the new tax agreement remains in effect at that time.

However, due to the filing of the Chapter 11 cases, such note is in default and Northbrook is entitled to make a claim thereon. The Senior Debt notes held by Northbrook and its affiliates also require the Company and subsidiaries to make prepayment amounts on the Senior Debt notes of net property sale proceeds remaining after providing reserves for anticipated cash needs for the 12 months following the property sales. As a result of property sales in 2001, prepayments aggregating $9.5 million were made on the Senior Debt in 2001. (See note 2 for a further description of the Senior Debt.)

    In connection with the restructuring of the Company's Senior Debt held by Northbrook and its affiliates in December 2000, Northbrook agreed that it would cause the Northbrook sponsored pension plan to provide early retirement window benefits that reduced the Company's cash requirements relative to the shutdown of the remaining sugar plantations on Kauai. Approximately $5.5 million of such benefits were paid by the pension plan in 2000, which were treated as a capital contribution to the Company by Northbrook. An additional $4.2 million of anticipated benefits were reflected as a liability at December 31, 2000 and will be reflected as additional capital contributions when such benefits are paid by the plan. As of December 31, 2001, an additional $3.2 million of such benefits had been paid and therefore were added to capital during 2001. The remaining $1 million is reflected as a liability at December 31, 2001 in the accompanying financial statements. The Restructuring Agreement also required the Company to reserve $8 million as restricted cash for the purpose, among other things, of meeting certain liabilities. The balance of such restricted cash is $5.8 million at June 30, 2002.

     Reference is made to Note 2 - Amounts Due to Affiliates - Senior Debt Financing. The total amount due Northbrook and its subsidiaries for Senior Debt financing as of June 30, 2002 was $188 million, which includes accrued and deferred interest to affiliates on senior debt of approximately $48 million. Under the terms of the Indenture, the amounts borrowed from Northbrook or its affiliates are "Senior Indebtedness" to the COLAs.

     The Company also has received a notice from each of the holders of the Senior Debt notifying the Company that all Senior Debt is currently in default due to the existence of other defaults or circumstances that constitute events of default under the Senior Debt, including, without limitation (i) the failure of the Company to make quarterly interest payments on the loan from the ERS related to their $66 million loan secured by the Royal Kaanapali Golf Courses; and (ii) the entry of, and failure of the Company to satisfy or otherwise stay, the judgment rendered against the Company in Oahu Sugar Company, Limited v. Walter Arakaki and Steve Swift (see Part II. Item 1. Legal Proceedings, below). It is anticipated that the claims of the holders of the Senior Debt will be resolved in the Reorganization Case as to the Debtors by conversion of such amounts to equity in the reorganized Company. As to entities that are not Debtors but that are liable on the Senior Debt, there can be no assurance that the Senior Debt holders will not pursue their remedies under the Senior Debt, either because of actions by ERS or the opponents in the Swift/Arakaki lawsuit or because of additional defaults arising under the Senior Debt.

     During the first six months of 2002, cash decreased $5.3 million from December 31, 2001. Net cash was used by operating activities of $3.4 million, investing activities of $1.9 million and financing activities of $.007 million.

     During the first six months of 2002, net cash used in operating activities was $3.4 million, compared to $9.2 million provided by operating activities for the first six months of 2001. The $12.6 million increase in cash used in operating activities was primarily due to a decrease in inventory of $1 million for the six months ended June 30, 2002 compared to $19 million for the six months ended June 30, 2001, offset in part by an aggregate use of cash of $4.3 million from changes in Prepaid expenses, Accounts payable and Accrued expenses for the six months ended June 30, 2001, compared to an aggregate $.7 million provided for the three months ended June 30, 2002.

     During the six months ended June 30, 2002, cash used in investing activities was $1.9 million compared to $.2 million provided during the first six months of 2001. The $2.1 million increase in the use of cash is due primarily to the decrease in Other Long-Term Liabilities of $.8 million for the first six months of 2002 compared to an increase of $1.3 million for the first six months of 2001 primarily due to deposits received in 2001 in connection with the sale of certain field and mill equipment as a result of the shutdown of the Company's sugar plantations on Kauai.

     During the first six months of 2002, cash used in financing activities was $.007 million compared to $10.9 million for the first six months of 2001. The $10.9 million decrease in cash used in financing activities is primarily due to the use of cash of $10.5 million in principal and interest payments related to certain Amount Due to Affiliates - Senior Debt during the first six months of 2001.


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

     Agriculture revenues and cost of sales decreased for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 due to the winding down of the Company's remaining sugar operations on Kauai which completed its final harvest in November 2000.

     During the first six months of 2002 and 2001, Agriculture revenues were $1.2 million and $2.9 million, respectively. Agriculture revenues for the three months ended June 30, 2002 and 2001 were $.5 million and $.4 million, respectively. Revenues for the first six months of 2001 included proceeds related to Kauai's former sugar operations.

     Agriculture cost of sales decreased to ($1.4) and ($2.1) million for the three and six months ended June 30, 2002 compared to $.7 and $1.4 million for the three and six months ended June 30, 2001, primarily due to costs related to the winding down of former Kauai sugar operations which are included in cost of sales for 2001 and the additional decrease in the Maintenance of Effort Obligation as more fully described in the Notes to the Consolidated Financial Statements.

     Agriculture operating expenses, consisting primarily of depreciation expense, decreased to $1.0 million for the six months ended June 30, 2002 compared to $1.5 million for the six months ended June 30, 2001.

     As a result of the above, operating income increased to $2.3 million for the six months ended June 30, 2002 compared to $.1 million for the six months ended June 30, 2001.

GOLF SEGMENT:

     The Company's golf segment had been responsible for the management and operation of the two Kaanapali Golf Courses in Kaanapali, Maui and the Waikele Golf Club on Oahu (prior to its sale). The Company owns only an approximately 17% interest in APIC. Thus, as of June 30, 2002 and December 31, 2001, the Company has a minority interest investment in the Kaanapali Golf Courses and therefore, was accounted for on the equity method. A receiver was appointed to assume responsibility for the operation of the two Kaanapali Golf Courses on March 19, 2002. In December of 2001, the Company sold the Waikele Golf Club to an affiliate of Northbrook. (Reference is made to Note 4.)

PROPERTY SEGMENT:

     The Company's Property segment is responsible for land planning and development activities; obtaining land use, zoning and other governmental approvals; selling or financing developed and undeveloped land parcels.

     Revenues decreased to $.2 and $1.1 million during the three and six months ended June 30, 2002 from $5.2 and $24.5 million during the three and six months ended June 30, 2001. Land sales included revenues for the six months ended June 30, 2001 of approximately $18.7 million primarily from the sale of approximately 5,500 acres on Maui and an additional $5 million related to the recognition of revenue for a land sale of approximately five acres on Kauai, the proceeds of which had been received in a prior year. There were no land sales during the first six months of 2002.

     During the three and six months ended June 30, 2002, property cost of sales were $.2 and $.4 million as compared to $2 and $21.4 million for the three and six months ended June 30, 2001. The decrease in costs was due primarily to the decrease in land sales (as discussed above).

     Property sales and cost of sales decreased for the three and six months ended June 30, 2002 as compared to the three and six months ended June 30, 2001 due to a decrease in land sales. Operating loss increased to $1.2 and $2 million during the three and six months ended June 30, 2002 compared to operating income of $1.9 and $.6 million for the three and six months ended June 30, 2001.

     (a)  OAHU.

     After the closure of the Oahu Sugar plantation in 1995, the Company began developing the 64-acre mill site located in Waipahu, which is approximately 10 miles west of downtown Honolulu near Pearl Harbor. The Company received county zoning approval for a light industrial subdivision on the property. (Reference is made to Note 4.)

     (b)  MAUI.

     As of June 30, 2002, the Company owns approximately 4,900 acres of land on the island of Maui, most of which are classified as agricultural land and conservation land for State and County purposes. All of the Company's land holdings are located in West Maui near the Lahaina and the Kaanapali Beach Resort areas.

     In January 2001, the Company sold approximately 5,500 acres of agricultural and conservation land in Launiupoko for $14.5 million and generated an additional $.8 million from various other sales during 2001.

     The Company has determined that the focus of its future development efforts should be on its Kaanapali 2020 land holdings (approximately 4,400 acres) on Maui. The Debtors in the Reorganization Case intend to propose a Plan of Reorganization that will restructure the Company's debt and equity in a manner by which the Debtors hope to enhance the value of such land holdings by giving the Company sufficient liquidity to pursue necessary entitlements for the property. (See also discussion of the Reorganization Case in Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations"). The Company believes its development efforts are best concentrated in this area where it has certain development approvals already secured and where successful resort development has occurred during the past thirty years. Though there are substantial risks to the development of these lands, the Company believes that if, it can obtain the entitlements it needs, the value of the property could be significantly enhanced, which would permit the Company's planned reorganization to succeed.

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

     KAANAPALI GOLF ESTATES. The Company has a non-binding contract to sell Parcel 22/23, the remaining bulk parcel at Kaanapali Golf Estates ("KGE"), a residential community that is part of the Kaanapali Beach Resort in West Maui. The sale is subject to the purchaser's completing its due diligence review of the parcel and the workout of the loan for the Royal Kaanapali Golf Courses with the ERS which is expected, if consummated, to provide such purchaser with certain property rights that the purchaser deems important. There can be no assurance that such sale will be completed.

     NORTH BEACH. In December 2000, the Company sold (to a timeshare company) the 14-acre site known as Lot 1 at Kaanapali North Beach for a gross selling price of $19.5 million. In addition, the timeshare company received a five-year option to purchase Lot 2 at Kaanapali North Beach.
The option purchase price is based on the number of units entitled at the time of closing (if an exercise of the option were to take place). If the option is exercised, the Company currently expects the purchase price to be in the range of $9.0 million. The remaining three North Beach lots (including Lot 2) total approximately 82 acres. Under an agreement that preceded the sale to the timeshare company, the Company was required to begin construction of improvements for a 13-acre public park at Wainee, Maui. The improvements are substantially complete. The park land and improvements have been dedicated to the County of Maui. The Company is currently examining its options respecting the Lot 2 option relative to the Reorganization Case. The Company has been granted an extension from the Bankruptcy Court with respect to its agreements with the timeshare company and is currently in negotiations respecting modifications to these agreements. There can be no assurance that a compromise will be attained with the timeshare company. Additionally, Lot 4 of Kaanapali North Beach is currently listed for sale.

     The Company's remaining North Beach properties are subject to a mortgage held by Northbrook securing a loan with the outstanding principal and accrued interest aggregating approximately $3.2 million, as well as another mortgage securing the remaining Senior Debt held by Northbrook and its affiliates. For a further description of such loans, see Note 2.

     MAUI INFRASTRUCTURE COSTS. In connection with certain of the Company's land use approvals on Maui, the Company had agreed to provide affordable housing and to participate in the funding of the design and construction of the planned Lahaina/Kaanapali bypass highway. The Company has entered into an agreement with the State of Hawaii Department of Transportation covering the Company's participation in the design and construction of the bypass highway. In conjunction with state urbanization of the Company's Kaanapali Golf Estates project, the Company committed to spend up to $3.5 million (of which approximately $.8 million has been spent as of June 30, 2002) toward the design of the highway. Due to lengthy delays by the State in the planned start date for the bypass highway, the Company funded approximately $1.2 million for the engineering and design of the widening of the existing highway through the Kaanapali Beach Resort. The Company believes this $1.2 million will be credited against the $3.5 million commitment discussed above. The Company also committed another $6.7 million for the construction of the bypass highway, subject to the Company obtaining future entitlements on Maui and the actual construction of the bypass highway. The development and construction of the bypass highway is expected to be a long-term project that would not be completed until the year 2007 or later, if ever. The Company is currently examining its options respecting these agreements relative to the Reorganization Case.

     The Company also reached an agreement with Maui County pursuant to which the Company has conveyed a parcel of land in Lahaina, the Pioneer Mill office site and five acres of agricultural land, in satisfaction of employee housing requirements affecting lot 1 of North Beach Makai and affordable housing requirements affecting Kaanapali Golf Estates parcels.

     (c)  KAUAI.

     In March 2001, the Company sold approximately 460 acres of agricultural lands on Kauai for approximately $3.5 million.

     In July 2001, the Company sold approximately 18,500 acres of land in Kauai for approximately $25.0 million, the vast majority of which was classified and zoned, by the State of Hawaii and the County of Kauai respectively, as agricultural and conservation lands. There were large contiguous parcels which comprised the bulk of these Kauai land holdings, located in Lihue/Hanamaulu on the eastern side of Kauai. As of the date of this report, the Company owns only approximately 70 acres of land in Kauai that primarily consist of two closed sugar mills and surrounding land, and other remnant parcels that have little economic value.

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

     In connection with the Reorganization Case, the ERS, the Debtors and APIC entered into a Stipulation dated July 22, 2002, which, among other things, (i) provides for an extension of the bar date by which the ERS must file any claims it may have against any of the Debtors until October 15, 2002 and (ii) reserves the rights of the ERS and the Debtors with respect to objections that the ERS may have to the treatment of its claims under the Plan and further provides that such objections, if asserted, will be resolved by the Bankruptcy Court following confirmation of the Plan in the manner as set forth in the Stipulation. The Bankruptcy Court approved the Stipulation on July 24, 2002.

     On October 31, 2001, Amfac/JMB Hawaii, LLC was named in a lawsuit entitled Lloyd Akiona, et al. v. Amfac/JMB Hawaii, LLC and AquaSource, Inc., Civil No. 01-1-05979, filed in the Circuit Court of the Second Circuit, State of Hawaii. Defendant Amfac/JMB Hawaii, LLC has removed the case to federal court. In this action, six plaintiffs collectively seek approximately $191 thousand in severance payments they allege they were entitled to as a result of the sale of the stock of Kaanapali Water Corporation to AquaSource, Inc. in March 1999. Plaintiffs seek damages, interest, attorneys' fees, and costs. Defendant believes it has substantial defenses and intends to vigorously defend itself.

     On February 1, 2002, Transcend, Inc. filed a lawsuit entitled Transcend, Inc. v. Amfac/JMB Hawaii, Inc., et. al., Civ. No. 02-1-0287-02 in the First Circuit Court, State of Hawaii. Plaintiff alleges that it purchased six cane haul trucks and that defendant entities failed to make delivery. In this four count complaint for breach of contract, quantum meruit, conversion and trespass, plaintiff seeks general, special, and punitive damages. Plaintiff includes a monetary demand for $786 thousand in the first count of the complaint, as well as a request for attorneys' fees, costs, and further unspecified relief. Plaintiff names Amfac/JMB Hawaii, Inc. and Amfac Sugar Kauai as defendants, among others. Defendants have filed an answer denying the substantive allegations of the complaint. Defendants believe that they have meritorious defenses.

     On July 19, 2001, The Gutman Realty Company filed a lawsuit entitled Gutman Realty Company v. Amfac Property Investment Co., Civ. No. 01-1-0392(3), in the Second Circuit Court, State of Hawaii. In the suit, plaintiff allegedly seeks to recover unpaid rent for premises located at 2350 Kekaa Drive, Lahaina, Maui. The complaint alleges that the unpaid rent as of July 13, 2001 was $349 thousand and seeks recovery of that amount with interest, any future rents owing from that date forward, reasonable attorneys' fees, interest, costs, and any further relief that the court might deem just and proper. On October 9, 2001, APIC filed its answer denying the substantive allegations of the complaint and/or seeking an offset for any rents deemed to be lawfully owing and a counterclaim for unpaid management fees and reimbursements arising out of the relationship between the parties. APIC intends to vigorously defend itself in this matter, but no assurances can be given that it or the Company will not incur liability in connection with this case.

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

Oahu Sugar obtained dismissals and directed verdicts on six of defendants' claims. The remaining portions of the complaint and counterclaim proceeded to a jury trial and verdict. On December 2, 1999, the jury denied Oahu Sugar relief on its remaining claims and awarded the defendants approximately $2.6 million in damages on their counterclaim. On March 2, 2000, the trial court entered a judgment against Oahu Sugar for the $2.6 million in damages awarded by the jury. In addition, the trial court awarded counterclaimants $751 thousand in attorneys' fees, $28 thousand in costs and $866 thousand in prejudgment interest. Oahu Sugar's post trial motions for judgment as a matter of law and for a new trial were denied. Oahu Sugar filed a notice of appeal. The defendants began efforts to collect the amounts awarded to them. Defendants caused garnishee summons to be issued to various affiliated and unaffiliated entities. The defendants scheduled a debtor's examination for August 23, 2000 which was not concluded. The Hawaii Supreme Court scheduled the case for an appellate conference and mediation that was unsuccessful. Then, on January 3, 2001, the Hawaii Supreme Court entered an order dismissing the appeal. The Supreme Court held that it lacked jurisdiction over the appeal because the judgment entered on March 2, 2000 was legally defective in that it did not identify the claim for which judgment was entered or dismiss all of the other claims and counterclaims of the parties. In light of the order of the Hawaii Supreme Court, the parties filed legal briefs before the trial court to have the court determine, among other things, whether a corrected judgment consistent with the jury verdict may be entered as of March 2, 2000 or a new judgment order is required. After hearing the arguments of the parties, on March 19, 2001, the trial court ruled that it would not enter a corrected judgment as of March 2, 2000 and that a new judgment order will be required. On April 12, 2001, the court entered the new judgment order on the counterclaims providing for the payment of approximately $2.6 million in damages, $730 thousand in attorneys' fees, $28 thousand in costs, $867 thousand in prejudgment interest, and additional prejudgment interest from January 20, 2000 through April 12, 2001. From and after entry of the order, post-judgment interest will accrue on the unpaid balance at the statutory rate of ten percent per annum until paid in full. Oahu Sugar is pursuing an appeal and the opposing side has filed a cross appeal seeking further relief on any potential retrial of the matter. The case is fully briefed and awaits a decision by the Hawaii Supreme Court. Oahu Sugar continues to believe that it is entitled to affirmative relief on its complaint and that it has meritorious defenses to the counterclaim that it has pursued on appeal. The Company, however, can provide no assurances that it will be successful in obtaining affirmative relief or overturning the verdict against Oahu Sugar. This verdict, if upheld, could have a material adverse effect on the Oahu Sugar's financial condition.

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

     On May 10, 2000, Oahu Sugar was named in a civil action entitled, Albert and Marciana Kalaikai v. Oahu Sugar, et. al., pending in the Circuit Court of the First Circuit, State of Hawaii, Civil No. 00-1-1497-05. Pioneer Mill Company was named in this suit, but was not served. In this case, plaintiffs seek damages for alleged asbestos related injuries sustained, among other things, from exposure to asbestos-containing products over the course of in excess of forty years and at numerous locations including the Oahu Sugar mill site over the period of 1950-1960. This case has settled in principle for the payment of $15 thousand. Settlement documents have not bee finalized. Accordingly, no assurance can be given that the matter will in fact settle. If it does not settle, Oahu Sugar intends to defend itself vigorously.

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

     Oahu Sugar was also named a defendant in another alleged asbestos related personal injury action entitled, Anthony Fiori and Stella Fiori v. Raybestos-Manhattan, filed in the San Francisco County Superior Court, Case No. 304868, filed on or about July 13, 1999. In the complaint, plaintiffs sought $3.0 million in economic and non-economic damages, as well as $1.0 million in punitive damages, for injuries alleged sustained. The matter settled in July 2001 with a payment of $10 thousand funded by one of Oahu Sugar's insurers.

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

     In late July 2002, the Internal Revenue Service ("IRS") delivered to the Company a proof of claim in connection with the Reorganization Case. The IRS proof of claim asserts unsecured priority claims totaling approximately $19.2 million with respect to unassessed tax liabilities against the Company for the period 1998-2000, as well as unsecured general claims of approximately $1.4 million relating to penalties on the unsecured priority claims, including interest thereon. The Company is a wholly-owned subsidiary of Northbrook and joined in Northbrook's consolidated return and, accordingly, severally liable for the payment of taxes owed by the consolidated Northbrook group. The IRS audit for the period 1998-2000, is at its earliest stage, and the Company believes that the IRS has not as yet examined any tax assessment issues in detail. The Company intends to contest vigorously any liability for additional taxes asserted by the IRS. However, there can be no assurance as to the ultimate outcome of this matter.

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

     The Company has received a notice from each of the holders of the Senior Debt notifying the Company that all Senior Debt is currently in default due to the existence of other defaults or circumstances that constitute events of default under the Senior Debt. Amounts due on such indebtedness aggregated $188 million as of June 30, 2002 and are included in "Amounts due to affiliates - Senior Debt Financing" in the accompanying Consolidated Balance Sheets. Reference is made to Note 2 of Notes to Consolidated Financial Statements. As a consequence of the confirmation of the Plan it is expected that all such Senior Debt together with the Company's COLA debt and certain of its other unsecured obligations will be converted to equity in the reorganized Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) The following documents are included as an exhibits to this report.

Exhibit
No.        Exhibit
-------    --------

  2.1 First Amended Joint Plan of Reorganization of Amfac Hawaii, LLC, Certain Of Its Subsidiaries And FHT Corporation Under Chapter 11 Of The Bankruptcy Code incorporated herein by reference to the Company's Report on Form 10-Q for March 31, 2002 (File No. 33-24180) dated May 13, 2002.

  2.2 First Amended Disclosure Statement With Respect To Joint Plan Of Reorganization Of Amfac Hawaii, LLC, Certain Of Its Subsidiaries and FHT Corporation Under Chapter 11 Of The Bankruptcy Code dated May 10, 2002 incorporated herein by reference to the Company's Report on Form 10-Q for March 31, 2002 (File No. 33-24180) dated May 13, 2002.

  2.3 Second Amended Disclosure Statement With Respect to Joint Plan of Reorganization of Amfac Hawaii, LLC, Certain of its Subsidiaries and FHT Corporation Under Chapter 11 of the Bankruptcy Code, incorporated herein by reference to the Company's Report on Form 8-K for July 29, 2002 (File No. 33-24180) dated August 13, 2002.

  2.4 Order Confirming Second Amended Joint Plan of Reorganization Dated June 11, 2002, including, as an exhibit thereto, the Second Amended Joint Plan of Reorganization of Amfac Hawaii, LLC, Certain of its Subsidiaries and FHT Corporation Under Chapter 11 of the Bankruptcy Code, incorporated herein by reference to the Company's Report on Form 8-K for July 29, 2002 (File No. 33-24180) dated August 13, 2002.

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

Exhibit
No.        Exhibit
-------    --------

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

  99. Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 is filed herewith.


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



     (b) No reports on Form 8-K have been filed since the beginning of the last quarter of the period covered by this report.

                              SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMFAC HAWAII, LLC


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Senior Vice President
                      Date: August 12, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: August 12, 2002

                              SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMFAC LAND COMPANY, LIMITED


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: August 12, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: August 12, 2002

                              SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMFAC PROPERTY DEVELOPMENT CORP.


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: August 12, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: August 12, 2002

                              SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMFAC PROPERTY INVESTMENT CORP.


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: August 12, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: August 12, 2002

                              SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      H. HACKFIELD & CO., LTD.


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: August 12, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: August 12, 2002

                              SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      KAANAPALI ESTATES COFFEE, INC.


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: August 12, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.



                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: August 12, 2002

                              SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      KEKAHA SUGAR COMPANY, LIMITED


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: August 12, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: August 12, 2002

                              SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      THE LIHUE PLANTATION COMPANY, LIMITED


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: August 12, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: August 12, 2002

                              SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      OAHU SUGAR COMPANY, LIMITED


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: August 12, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: August 12, 2002

                              SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      PIONEER MILL COMPANY, LIMITED


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: August 12, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: August 12, 2002

                              SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      PUNA SUGAR COMPANY, LIMITED


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: August 12, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: August 12, 2002

                              SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      WAIKELE GOLF CLUB, INC.


                            /s/ GAILEN J. HULL
                            -------------------
                      By:   Gailen J. Hull
                            Vice President
                      Date: August 12, 2002


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person in the capacity and on the date indicated.


                            /s/ GAILEN J. HULL
                            -------------------
                            Gailen J. Hull
                            Principal Accounting Officer
                      Date: August 12, 2002